Form 10QSB
period 1998-12-31
INTERNET AMERICA INC
filed 1999-02-16
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO _____

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                               86-0778979
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)           Identification Number)

    350 N. ST. PAUL, SUITE 3000, DALLAS, TX              75201
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (214) 861-2500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                               Yes [X]   No [  ]

         and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        OUTSTANDING AT FEBRUARY 11, 1999

                                -----------------

            Common Stock at $.01 par value        6,310,328 Shares

                                =================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             INTERNET AMERICA, INC.
                                 BALANCE SHEETS

                                                                                      December 31,        June 30,
                                                                                          1998              1998
                                                                                      ------------      ------------
                                                                                       (Unaudited)

                                              ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                      $ 17,761,993      $    565,182
       Trade receivables, net                                                              267,716           327,533
       Prepaid expenses and other current assets                                           134,976            30,824
                                                                                      ------------      ------------
              Total current assets                                                      18,164,685           923,539

PROPERTY AND EQUIPMENT, net                                                              1,463,835         1,625,022

OTHER ASSETS, net                                                                          427,375           601,298
                                                                                      ------------      ------------

                                                                                      $ 20,055,895      $  3,149,859
                                                                                      ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Trade accounts payable                                                         $  1,051,995      $    882,246
       Accrued liabilities                                                                 655,346         1,069,191
       Advances under line of credit                                                            --           225,000
       Deferred revenue                                                                  1,927,789         1,926,979
       Current maturities of long-term debt                                                     --           431,898
       Current maturities of capital lease obligations                                     106,395           332,895
       Notes payable to shareholders                                                            --         2,017,713
                                                                                      ------------      ------------
              Total current liabilities                                                  3,741,525         6,885,922

CAPITAL LEASE OBLIGATIONS, net of current portion                                               --            31,192
                                                                                      ------------      ------------
              Total liabilities                                                          3,741,525         6,917,114
                                                                                      ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIT):
       Series A convertible preferred stock, $.01 par value; 400,000 shares
              authorized, 379,672 issued and outstanding at June 30, 1998                       --             3,796
       Series B convertible preferred stock, $.01 par value; 300,000 shares
              authorized, 73,667 issued and outstanding at June 30, 1998                        --               737
       Common stock, $.01 par value; 40,000,000 shares authorized,
              6,285,957 and 3,532,205  issued and outstanding at
              December 31, 1998, and June 30, 1998, respectively                            62,860            35,322
       Additional paid-in capital                                                       22,697,916         2,816,114
       Accumulated deficit                                                              (6,446,406)       (6,623,224)
                                                                                      ------------      ------------
              Total shareholders' equity (deficit)                                      16,314,370        (3,767,255)
                                                                                      ------------      ------------

                                                                                      $ 20,055,895      $  3,149,859
                                                                                      ============      ============


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                         ----------------------------     ---------------------------
                                             1998            1997            1998            1997
                                         -----------      -----------     -----------     -----------
REVENUES:
       Access                            $ 2,908,061      $ 2,235,694     $ 5,791,434     $ 4,369,026
       Business services                     303,151          289,342         531,546         548,119
       Other                                  15,157            9,282          44,841          28,948
                                         -----------      -----------     -----------     -----------
          Total                            3,226,369        2,534,318       6,367,821       4,946,093
                                         -----------      -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations         1,336,680        1,150,854       2,522,972       2,258,929
       Sales and marketing                   953,909          198,535       1,546,432         284,359
       General and administrative            654,496          445,950       1,217,860         845,999
       Depreciation and amortization         401,035          363,127         787,970         726,573
                                         -----------      -----------     -----------     -----------
          Total                            3,346,120        2,158,466       6,075,234       4,115,860
                                         -----------      -----------     -----------     -----------

OPERATING INCOME (LOSS)                     (119,751)         375,852         292,587         830,233
INTEREST EXPENSE, NET                         29,408          155,699         105,768         290,419
                                         -----------      -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX             (149,159)         220,153         186,819         539,814
INCOME TAX EXPENSE                                --            6,000          10,000          12,000
                                         -----------      -----------     -----------     -----------

NET INCOME (LOSS)                        $  (149,159)     $   214,153     $   176,819     $   527,814
                                         ===========      ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON
SHARE:

       BASIC                             $     (0.04)     $      0.06     $      0.05     $      0.15
                                         ===========      ===========     ===========     ===========

       DILUTED                           $     (0.04)     $      0.05     $      0.03     $      0.11
                                         ===========      ===========     ===========     ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                               4,220,643        3,532,221       3,878,305       3,532,221

       DILUTED                             4,220,643        4,626,781       5,848,830       4,626,781


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                    December 31,
                                                                          ------------------------------
                                                                              1998              1997
                                                                          ------------      ------------
OPERATING ACTIVITIES:
     Net income                                                           $    176,819      $    527,814
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         787,970           726,573
         Changes in operating assets and liabilities:
             Accounts receivable                                                59,817          (158,259)
             Prepaid expenses and other current assets                        (104,152)            1,391
             Other assets                                                      102,431          (349,397)
             Accounts payable and accrued liabilities                         (244,095)           19,478
             Deferred revenue                                                      810           285,091
                                                                          ------------      ------------
                  Net cash provided by operating activities                    779,600         1,052,691
                                                                          ------------      ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (484,938)          (59,104)
     Purchase of subscriber base                                                    --           (50,000)
                                                                          ------------      ------------
                  Net cash used in investing activities                       (484,938)         (109,104)
                                                                          ------------      ------------

FINANCING ACTIVITIES:
     Payments of notes and long-term obligations                            (2,932,492)         (794,019)
     Proceeds from initial public offering, net                             19,834,641                --
                                                                          ------------      ------------
                  Net cash provided by (used in) financing activities       16,902,149          (794,019)
                                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   17,196,811           149,568

CASH AND CASH EQUIVALENTS, beginning of period                                 565,182                --
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 17,761,993      $    149,568
                                                                          ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                               $    142,985      $    290,419
     Cash paid for income taxes                                           $     31,500      $         --
     Purchase of subscriber base by assumption of service obligation      $         --      $    412,422



See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-59527) relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on December 9, 1998.

2. Internet America, Inc. (the "Company") completed an initial public offering of its common stock in December 1998 (the "Offering"). The Company sold 1,700,000 shares and selling shareholders sold 600,000 shares of common stock at a price of $13 per share. Proceeds from the Offering, net of underwriting discounts and offering expenses, were $19.8 million. Part of these proceeds were used to pay certain indebtedness of $2.1 million. On January 4, 1999, the Company's lead underwriter exercised its overallotment option and purchased an additional 345,000 shares of common stock from the selling shareholders at $13 per share.

       Immediately after the Offering, each outstanding share of Series A and Series B convertible preferred stock was converted into 2.25 shares of common stock and a warrant to purchase 33,750 shares of common stock was exercised.

3. There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted earnings per share ("EPS"). A reconciliation of the weighted-average number of common shares outstanding used in the basic and diluted EPS computation is as follows:

                                                      Weighted-Average Common Shares Outstanding
                                                  ------------------------------------------------
                                                    Three Months Ended        Six Months Ended
                                                        December 31,             December 31,
                                                  -----------------------   ----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------  ----------
Weighted average shares outstanding - basic        4,220,643    3,532,221    3,878,305   3,532,221
Effect of dilutive stock options, convertible
     preferred stock, and a warrant                       --    1,094,560    1,970,525   1,094,560
                                                  ----------   ----------   ----------  ----------
Shares used for diluted earnings per share         4,220,643    4,626,781    5,848,830   4,626,781
                                                  ==========   ==========   ==========  ==========

       During the quarter ended December 31, 1998, the following instruments were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive: (i) options to purchase 1,208,099 shares of common stock,
       (ii) 1,020,002 shares of convertible preferred stock and (iii) a warrant to purchase 33,750 shares of common stock. As of December 31, 1998, no options to purchase shares of common stock had been exercised.

4. On January 12, 1999, the Company filed a Registration Statement on Form S-8 (File No. 333-70461 ) to register 225,000 shares of Common Stock associated with the Company's 1996 Incentive Stock Option Plan. On February 10, 1999, the Company filed a Registration Statement on Form S-8 (File No. 333-72109) to register 495,000 shares of common stock associated with certain non-qualified stock option agreements. Additionally, on February 10, 1999, the Company filed a Registration Statement on Form S-8 (File No. 333-72111) to register 235,000 shares of common stock associated with certain stock option settlement agreements.

5. On January 29, 1999, the Company entered into an Asset Purchase Agreement with CompuNet, Inc., an Internet service provider located in Dallas, Texas. Under the terms of this agreement, Internet America, Inc. acquired CompuNet, Inc.'s customer base and all other assets for total consideration of approximately $2 million, which consisted of common stock of Internet America, Inc. and the assumption of certain liabilities. The transaction is expected to be accounted for as a pooling-of-interests. Accordingly, the financial statements included in all future filings will be restated to include the results of operations of CompuNet, Inc. for all periods presented.



 ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Internet America, Inc. is a leading Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers, including customers with little or no online experience. With more than 53,000 customers, primarily in the North Texas area, the Company believes that it has achieved one of the highest user densities per point of presence of any ISP in the United States. This user density has enabled the Company to realize substantial marketing, network and operating efficiencies.

STATEMENT OF OPERATIONS

       The Company's access revenues are derived primarily from individual dial-up Internet access, whether analog or ISDN, and revenues derived from value-added services, such as multiple e-mail boxes and personalized e-mail addresses. The Company derives business services revenues primarily from dedicated connectivity, bulk dial-up access, web services and bulk access to newsgroups. Other revenues are derived primarily from advertising fees.

A brief description of each element of the Company's operating expenses follows:

       Connectivity and operations expenses consist primarily of setup costs for new customers, telecommunication costs, and wages of network operations and customer support personnel. Setup costs include cost of diskettes and other media, manuals, packaging and delivery costs. The Company does not defer customer setup costs, but expenses such items as incurred. Connectivity costs include (i) fees paid to telephone companies for customers' dial-up connections to the Company's network and (ii) fees paid to backbone providers for connections from the Company's network to the Internet.

       Sales and marketing expenses consist primarily of creative, media and production costs, and call center employee wages. These expenses include the cost of the Company's television and billboard campaigns and other advertising. The Company does not defer any advertising costs, but expenses such items as incurred. The Company expects to significantly increase its level of marketing activities as it expands into new markets.

       General and administrative expenses consist primarily of accounting and administrative wages, professional services, rent and other general business expenses.

       As the Company expands into new markets, both costs of operations and general and administrative expenses will increase. The early phases of entering new markets will involve substantial expenditures on advertising, customer care and other operating needs.

       Depreciation is computed using the straight line method over the estimated useful life of the assets. The Company's data communications equipment, computers, data server and office equipment are depreciated over three years. The Company depreciates its furniture, fixtures and leasehold improvements over five years. The costs of acquired subscriber bases are amortized over three to five years.

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         The following table sets forth certain unaudited financial data for the three months ended December 31, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and customer count).


                                           Three Months Ended         Three Months Ended
                                            December 31, 1998         December 31, 1997
                                         ------------------------   ---------------------
                                                          % of                    % of
                                          (000's)       Revenues      (000's)    Revenues
                                         --------      ----------   ----------   --------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $  2,908            90.1%  $    2,236       88.2%
       Business services                      303             9.4%         289       11.4%
       Other                                   15             0.5%           9        0.4%
                                         --------      ----------   ----------   --------
              Total                         3,226           100.0%       2,534      100.0%
                                         --------      ----------   ----------   --------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          1,337            41.4%       1,151       45.4%
       Sales and marketing                    954            29.6%         198        7.8%
       General and administrative             654            20.3%         446       17.6%
       Depreciation and amortization          401            12.4%         363       14.3%
                                         --------      ----------   ----------   --------
              Total                         3,346           103.7%       2,158       85.2%
                                         --------      ----------   ----------   --------

OPERATING INCOME (LOSS)                      (120)           (3.7%)        376       14.8%
INTEREST EXPENSE, NET                          29             0.9%         156        6.2%
                                         --------      ----------   ----------   --------

INCOME (LOSS) BEFORE INCOME TAX              (149)           (4.6%)        220        8.7%
INCOME TAX EXPENSE                             --             0.0%           6        0.2%
                                         --------      ----------   ----------   --------

NET INCOME (LOSS)                        $   (149)           (4.6%) $      214        8.4%
                                         ========      ==========   ==========   ========

NET INCOME (LOSS) PER COMMON
SHARE:

       BASIC                             $  (0.04)                  $     0.06
                                         ========                   ==========

       DILUTED                           $  (0.04)                  $     0.05
                                         ========                   ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                4,221                        3,532

       DILUTED                              4,221                        4,627

OTHER DATA:
Customers at end of period                 53,500                       44,600

       Total revenues. Total revenues increased by $692,000, or 27.3%, to $3.2 million for the three months ended December 31, 1998, from $2.5 million for the three months ended December 31, 1997. Access revenues increased by $672,000, or 30.1%, to $2.9 million for the three months ended December 31, 1998, from $2.2 million for the same period in the prior year. The increase in access revenues is attributable to an increase in the number of dial-up customers from 44,600 at December 31, 1997, to 53,500 at December 31, 1998. Business services revenues increased by $14,000, or 4.8%, to $303,000 for the three months ended December 31, 1998, but declined as a percentage of total revenues as the Company continues to focus its growth strategy on the consumer dial-up market.

       Connectivity and operations. Connectivity and operations expenses increased by $186,000, or 16.1%, to $1.3 million for the three months ended December 31, 1998, but decreased as a percentage of total revenues to 41.4% compared to 45.4% for the same period in the prior year. The decrease in expenses as a percentage of revenues is due to cost efficiencies achieved for wages and connectivity resulting from greater user density in existing markets.

       Sales and marketing. Sales and marketing expenses increased by $755,000, or 381%, to $954,000 for the three months ended December 31, 1998, compared to $199,000 for the same period in the prior year, when the Company had suspended virtually all advertising efforts. During the quarter ended December 31, 1998, the Company launched its marketing campaign in four new markets and continued its advertising efforts in North Texas. Total sales and marketing expenses for the period ended December 31, 1998, of $954,000 included $803,000 in television, print and billboard advertising.

       General and administrative. General and administrative expenses increased by $209,000, or 46.8%, to $654,000 for the three months ended December 31, 1998, from $446,000 for the three months ended December 31, 1997. As a percentage of total revenues, general and administrative expenses increased to 20.3% for the three months ended December 31, 1998, from 17.6% for the same period in the prior year. The percentage increase is primarily due to increases in wages and professional services related to the Company's growth and write-offs of bad debt during the period.

       Depreciation and amortization. Depreciation and amortization increased by $38,000, or 10.4%, to $401,000 for the three months ended December 31, 1998, from $363,000 for the same period in the prior year. The increase is due to routine purchases of property and equipment and an acquisition of a subscriber base in December 1997, resulting in additional amortization expense.

       Interest expense. Interest expense decreased by $126,000, or 81.1%, to $29,000 for the three months ended December 31, 1998, from $156,000 for the same period in the prior year. During the three months ended December 31, 1997, the Company had several notes payable to shareholders bearing interest at 18%. In July 1998, the shareholder notes were restructured and the interest rate decreased from 18% to prime rate.

SIX MONTHS ENDED DECEMBER 31, 1998, COMPARED TO SIX MONTHS ENDED DECEMBER
31, 1997

         The following table sets forth certain unaudited financial data for the six months ended December 31, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and customer count).

                                              Six Months Ended         Six Months Ended
                                             December 31, 1998        December 31, 1997
                                         ------------------------   ---------------------
                                                          % of                    % of
                                          (000's)       Revenues      (000's)    Revenues
                                         --------      ----------   ----------   --------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $  5,791            90.9%  $    4,369       88.3%
       Business services                      532             8.4%         548       11.1%
       Other                                   45             0.7%          29        0.6%
                                         --------      ----------   ----------   --------
              Total                         6,368           100.0%       4,946      100.0%
                                         --------      ----------   ----------   --------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          2,523            39.6%       2,259       45.7%
       Sales and marketing                  1,546            24.3%         284        5.7%
       General and administrative           1,218            19.1%         846       17.1%
       Depreciation and amortization          788            12.4%         727       14.7%
                                         --------      ----------   ----------   --------
              Total                         6,075            95.4%       4,116       83.2%
                                         --------      ----------   ----------   --------

OPERATING INCOME                              293             4.6%         830       16.8%
INTEREST EXPENSE, NET                         106             1.7%         290        5.9%
                                         --------      ----------   ----------   --------


INCOME BEFORE INCOME TAX                      187             2.9%         540       10.9%
INCOME TAX EXPENSE                             10             0.2%          12        0.2%
                                         --------      ----------   ----------   --------

NET INCOME                               $    177             2.8%  $      528       10.7%
                                         ========      ==========   ==========   ========
NET INCOME PER COMMON
SHARE:

       BASIC                             $   0.05                   $     0.15
                                         ========                   ==========

       DILUTED                           $   0.03                   $     0.11
                                         ========                   ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                3,878                        3,532

       DILUTED                              5,849                        4,627

OTHER DATA:
Customers at end of period                 53,500                       44,600

       Total revenues. Total revenues increased by $1.4 million, or 28.7%, to $6.4 million for the six months ended December 31, 1998, from $4.9 million for the same period in the prior year. Virtually all of the increase in total revenues is attributable to an increase in access revenues resulting from growth in customer count. Access revenues increased $1.4 million, or 32.6%, and the number of access customers increased by 20% to 53,500 at December 31, 1998. Business services revenues decreased by $17,000, or 3.0%, to $532,000 for the six months ended December 31, 1998, from the same period in the prior year.
The decrease in business services revenues is attributable to a planned change in the mix of services offered to include more web hosting and other lower-priced products for the six months ended December 31, 1998.

       Connectivity and operations. Connectivity and operations expenses increased by $264,000, or 11.7%, to $2.5 million for the six months ended December 31, 1998, compared to the same period in the prior year. Connectivity and operations expenses as a percentage of total revenues decreased from 45.7% for the six months ended December 31, 1997, to 39.6% for the six months ended December 31, 1998. The decrease as a percentage of revenues is due to cost efficiencies achieved for wages and connectivity resulting from greater user density in existing markets.

       Sales and marketing. Sales and marketing expenses increased by $1.3 million, or 444%, to $1.5 million for the six months ended December 31, 1998, compared to the same period in the prior year. The Company suspended virtually all of its advertising efforts during calendar 1997. In January 1998, the Company launched a new marketing campaign with television and billboard advertising that continued throughout the calendar year. In December 1998, the Company launched its marketing campaign in four new markets, while continuing its advertising efforts in North Texas. Total sales and marketing expenses of $1.5 million for the six months ended December 31, 1998, included $1.2 million in television, print and billboard advertising.

       General and administrative. General and administrative expenses increased by $372,000, or 44.0%, to $1.2 million for the six months ended December 31, 1998, from $846,000 for the same period in the prior year. As a percentage of revenues, general and administrative expenses increased to 19.1% for the six months ended December 31, 1998, from 17.1% for the same period in the prior year. The increase as a percentage of revenues is primarily due to increases in wages and professional services related to the Company's growth and write-offs of bad debt during the period.

       Depreciation and amortization. Depreciation and amortization increased by $61,000, or 8.5%, to $788,000 for the six months ended December 31, 1998, from $727,000 for the same period in the prior year. The increase is due to routine purchases of property and equipment and an acquisition of a subscriber base in December 1997, resulting in additional amortization expense.

       Interest expense. Interest expense decreased by $185,000, or 63.6%, to $106,000 for the six months ended December 31, 1998, compared to the same period in the prior year. During the six months ended December 31, 1997, the Company had several notes payable to shareholders bearing interest up to 18%. In June 1998, the shareholder notes were restructured and the interest rate decreased from 18% to prime rate.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. The Company completed an initial public offering in December 1998, issuing 1,700,000 shares of common stock at a price of $13 per share. The proceeds of the Offering were $19.8 million, net of underwriting discounts and expenses. Upon completion of the Offering, the Company repaid the remaining balances of shareholder notes and related accrued interest which totaled $1.4 million. In addition, the Company repaid certain other notes and capital lease obligations totaling $625,000. As a result, the Company had no long-term obligations at December 31, 1998.

       Cash provided by operating activities totaled $780,000 for the six months ended December 31, 1998, compared to $1.1 million for the same period in the prior year. Payments for advertising costs of $1.3 million were included in the six months ended December 31, 1998, versus $110,000 for the same period in the prior year.

       Cash used in investing activities was $485,000 for the six months ended December 31, 1998, and consisted of routine purchases of property and equipment to maintain network reliability.

       For the six months ended December 31, 1998, cash provided by financing activities totaled $16.9 million, which consisted of proceeds from the Offering of $19.8 million less payments of $2.9 million to service and retire shareholder notes and long-term obligations.

       At December 31, 1998, the Company had cash on hand of $17.8 million. The Company estimates that its funding needs for the next twelve months can be met by cash on hand and cash flows from operations. After such period, depending on its financial condition and results of operations, the Company may require additional equity or debt financing. There can be no assurance that additional financing will be available when required. The Company is currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that the Company will enter into any facility, and if so, on what terms.


RECENT ACCOUNTING PRONOUNCEMENTS

       Effective with the first quarter of 1998, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any items of "comprehensive income." The Company will continue to review these statements over time, in particular, SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.


YEAR 2000

       The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

       State of Readiness

       In order to address Year 2000 issues, the Company has developed and is implementing a plan for the Company to become Year 2000 ready (the "Year 2000 Plan"). The Year 2000 Plan covers: (i) software products which are supplied by the Company to its customers and (ii) the Company's information and other systems technology. In addition, the Year 2000 Plan calls for the Company to identify and assess the systems and services of the Company's major vendors, third party network service providers and other material service providers ("Third Party Systems"), and take appropriate remedial actions and develop contingency plans where appropriate in connection with such Third Party Systems.

       The Company supplies its customers with a software package that, among other things, allows its customers to access the Company's services. The software package consists of internally developed software which is bundled with third party software (collectively, the "Installation Package"). The Company believes that the current shipping version of its software package is Year 2000 ready. In addition, the Company believes that substantially all of its customer base is presently using a version of the Installation Package that is Year 2000 ready.

       The Company continues to evaluate its information and other systems technology to identify and eliminate Year 2000 issues in order to achieve Year 2000 readiness. The Company has performed a review of its more critical Third Party Systems and has surveyed the publicly available statements issued by vendors of such systems. Most of the Company's critical third-party providers have made representations to the effect that they are, or will be, Year 2000 compliant. The Company, however, has not undertaken an in-depth evaluation of its critical or other third-party providers in relation to the Year 2000 issue, and furthermore the Company has no control over whether its third-party providers are, or will be, Year 2000 compliant.

       Costs

       There are no significant historical costs associated with the Company's Year 2000 readiness efforts and the magnitude of any future costs will depend upon the nature and extent of any problems that are identified.

       Risks

       The failure by the Company to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of the Company's network or other systems, including the disruption of operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Presently, however, the Company believes that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third-party services or products. Specifically, the Company is heavily dependent on a significant number of third-party vendors to provide both network services or equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third-party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is not presently aware of any vendor-related Year 2000 issue that is likely to result in such a disruption. Although there is inherent uncertainty in the Year 2000 issue, the Company expects that as it progresses with its Year 2000 Plan, the level of uncertainty about the impact of the Year 2000 issue on the Company will be reduced and the Company should be better positioned to identify the nature and extent of material risk to the Company as a result of any Year 2000 disruptions.

       Contingency Plans

       Due to the current stage of the Company's Year 2000 Plan, the Company is currently unable to fully assess its risks and determine what contingency plans, if any, need to be implemented. As the Company progresses with its Year 2000 Plan and identifies specific risk areas, the Company intends to timely implement appropriate remedial actions and contingency plans.

       The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The Company's expectations about risks, future costs, and the timely completion of its Year 2000 efforts are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include the Company's success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues.


"SAFE HARBOR" STATEMENT

       The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company will not retain or grow its subscriber base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting the Internet, and (5) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in the Company's other publicly filed reports and documents.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1 Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

             3.2 By-Laws, as amended, incorporated by reference to Exhibit Nos.
                 3.3 and 3.4 of the Company's Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

             11. Computation of earnings per share (1)

             27. Financial Data Schedule (2)

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.



(1)      See note 3 to condensed financial statements

(2)      Filed herewith


                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                INTERNET AMERICA, INC.
                                (Registrant)

Date:    2-16-99                By: /s/ Michael T. Maples
      -------------                --------------------------------------------
                                   Michael T. Maples
                                   President and Chief Executive Officer

Date:    2-16-99                By: /s/ James T. Chaney
      -------------                ---------------------------------------------
                                   James T. Chaney
                                   Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.          Financial Data Schedule