Form 10QSB
period 1999-03-31
INTERNET AMERICA INC
filed 1999-05-17
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           OUTSTANDING AT MAY 14, 1999
                        --------------------------------

                 Common Stock at $.01 par value 6,893,530 Shares

                        --------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             INTERNET AMERICA, INC.
                                 BALANCE SHEETS

                                                                                 March 31,          June 30,
                                                                                   1999               1998
                                                                                ------------      ------------
                                              ASSETS                             (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                                $ 16,661,431      $    618,290
       Trade receivables, net                                                        781,643           494,961
       Prepaid expenses and other current assets                                     120,153            30,824
                                                                                ------------      ------------
              Total current assets                                                17,563,227         1,144,075

PROPERTY AND EQUIPMENT, net                                                        2,084,572         2,132,131

OTHER ASSETS, net                                                                    479,498           785,634
                                                                                ------------      ------------

                                                                                $ 20,127,297      $  4,061,840
                                                                                ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Trade accounts payable                                                   $  1,450,322      $  1,153,728
       Accrued liabilities                                                         1,298,481         1,322,356
       Advances under line of credit                                                      --           225,000
       Deferred revenue                                                            4,055,448         3,660,006
       Current maturities of long-term debt                                          272,328           686,302
       Current maturities of capital lease obligations                               212,482           358,645
       Notes payable to shareholders                                                      --         2,017,713
                                                                                ------------      ------------
              Total current liabilities                                            7,289,061         9,423,750

LONG-TERM DEBT, net of current portion                                               297,162         1,182,273

CAPITAL LEASE OBLIGATIONS, net of current portion                                     32,328           143,915
                                                                                ------------      ------------
              Total liabilities                                                    7,618,551        10,749,938
                                                                                ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIT):
       Series A convertible preferred stock, $.01 par value; 400,000 shares
              authorized, 379,672 issued and outstanding at June 30, 1998                 --             3,796
       Series B convertible preferred stock, $.01 par value; 300,000 shares
              authorized, 73,667 issued and outstanding at June 30, 1998                  --               737
       Common stock, $.01 par value; 40,000,000 shares authorized,
              6,892,818 and 3,914,856  issued and outstanding at
              March 31, 1999, and June 30, 1998, respectively                         68,928            39,148
       Additional paid-in capital                                                 24,217,070         3,480,288
       Accumulated deficit                                                       (11,777,252)      (10,212,067)
                                                                                ------------      ------------
              Total shareholders' equity (deficit)                                12,508,746        (6,688,098)
                                                                                ------------      ------------

                                                                                $ 20,127,297      $  4,061,840
                                                                                ============      ============


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                   March 31,                           March 31,
                                         ------------------------------      ------------------------------
                                             1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
REVENUES:
       Access                            $  4,221,499      $  3,274,873      $ 11,435,757      $  8,905,034
       Business services                      499,848           545,081         1,620,498         1,454,085
       Other                                   34,931            25,334            79,773            54,282
                                         ------------      ------------      ------------      ------------
           Total                            4,756,278         3,845,288        13,136,028        10,413,401
                                         ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          2,036,262         2,057,698         6,283,527         5,411,223
       Sales and marketing                  2,140,563           627,515         4,203,665         1,119,799
       General and administrative           1,057,182           820,114         2,824,363         2,103,610
       Depreciation and amortization          427,705           468,750         1,405,340         1,305,173
                                         ------------      ------------      ------------      ------------
           Total                            5,661,712         3,974,077        14,716,895         9,939,805
                                         ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                      (905,434)         (128,789)       (1,580,867)          473,596
INTEREST INCOME (EXPENSE), NET                196,596          (191,149)           25,682          (524,461)
                                         ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAX                       (708,838)         (319,938)       (1,555,185)          (50,865)
INCOME TAX EXPENSE                                 --            (6,000)          (10,000)          (18,000)
                                         ------------      ------------      ------------      ------------

NET LOSS                                 $   (708,838)     $   (325,938)     $ (1,565,185)     $    (68,865)
                                         ============      ============      ============      ============

NET LOSS PER COMMON
SHARE:

       BASIC                             $      (0.10)     $      (0.08)     $      (0.31)     $      (0.02)
                                         ============      ============      ============      ============

       DILUTED                           $      (0.10)     $      (0.08)     $      (0.31)     $      (0.02)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                6,762,294         3,914,856         5,081,299         3,914,856

       DILUTED                              6,762,294         3,914,856         5,081,299         3,914,856

See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                                $ (1,565,185)     $    (68,865)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                          1,405,340         1,305,173
         Changes in operating assets and liabilities:
             Accounts receivable                                                 (286,682)         (218,277)
             Prepaid expenses and other current assets                            (89,330)           24,849
             Other assets                                                        (139,085)         (291,165)
             Accounts payable and accrued liabilities                             272,719          (864,442)
             Deferred revenue                                                     395,442         1,601,110
                                                                             ------------      ------------
                  Net cash provided by (used in) operating activities              (6,781)        1,488,383
                                                                             ------------      ------------


INVESTING ACTIVITIES
     Purchases of property and equipment                                         (912,560)         (472,700)
     Purchases of subscribers                                                          --           (50,000)
                                                                             ------------      ------------
                  Net cash used in investing activities                          (912,560)         (522,700)
                                                                             ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                   20,450,844                --
     Purchases of stock options                                                        --           (92,000)
     Principal payments of capital lease obligations                           (1,257,750)         (612,573)
     Principal payments of notes payable to shareholders                       (1,456,539)               --
     Principal payments of long-term debt                                        (549,073)               --
     Payments on line of credit                                                  (225,000)               --
                                                                             ------------      ------------
                  Net cash provided by (used in) financing activities          16,962,482          (704,573)
                                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           16,043,141           261,110

CASH AND CASH EQUIVALENTS, beginning of period                                    618,290            21,574
                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                     $ 16,661,431      $    282,684
                                                                             ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                  $    234,733      $    738,698
     Cash paid for income taxes                                              $     31,500      $         --
     Purchase of subscriber base by assumption of service obligation         $         --      $    412,422
     Contribution of capital in exchange for note payable                    $    311,186      $         --


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 1998, included in the Company's Current Report on Form 8-K/A (File No. 000-25147) filed on May 5, 1999 and the Registration Statement on Form SB-2 (File No. 333-59527) filed on December 9, 1998.

2.     Earnings Per Share

       There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended March 31, 1999, options to purchase 1,117,468 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. As of March 31, 1999, options to purchase 224,300 shares of common stock had been exercised.

3.     Business Combinations

       On January 29, 1999, the Company exchanged 16,910 shares of its common stock, par $0.01 per share, for substantially all of the net assets of CompuNet. On February 18, 1999, the Company exchanged 365,725 shares of its common stock of Internet America, Inc. for all the members' interest in CyberRamp. These combinations were accounted for as poolings of interests. Accordingly, the financial statements included herein have been restated to include CompuNet and CyberRamp as of the beginning of the earliest period presented. There were no intercompany transactions prior to their combination. No significant adjustments were required to adopt the same accounting practices. The following summarizes the results of operations for each of the combining companies prior to the combinations:

                                                                 SIX MONTHS
                               YEARS ENDED JUNE 30,          ENDED DECEMBER 31,
                         ------------------------------      ------------------
                             1997              1998                1998
                         ------------      ------------      ------------------
                                                                (UNAUDITED)
Revenue:
     Internet America    $  9,470,922      $ 10,643,272      $  6,367,821
     CompuNet                 643,440         1,271,534           558,539
     CyberRamp              1,188,560         2,163,419         1,453,539
                         ------------      ------------      ------------
        Total            $ 11,302,922      $ 14,078,225      $  8,379,899
                         ============      ============      ============

Net loss:
     Internet America    $ (3,823,529)     $  1,006,002      $    176,819
     CompuNet                (507,668)         (684,251)         (322,536)
     CyberRamp               (268,264)         (967,689)         (710,572)
                         ------------      ------------      ------------
        Total            $ (4,599,461)     $   (645,938)     $   (856,289)
                         ============      ============      ============

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Internet America, Inc. is a leading Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers. As of March 31, 1999, the Company had approximately 79,000 subscribers.

      The Company's strategy of achieving a high concentration of users in targeted markets enables substantial marketing, network and operating efficiencies. The Company's most popular service package includes unlimited dial-up Internet access for $19.95 a month. The Company also offers value-added services for additional fees, including multiple e-mail boxes and personal Web sites, as well as business services, including dedicated high-speed access and server co-location.

      The Company completed two business combinations during the quarter ended March 31, 1999, resulting in the addition of approximately 17,700 consumer dial-up and broadband customers. On January 29, 1999, the Company exchanged 16,910 shares of its common stock for substantially all the net assets of CompuNet. On February 18, 1999, the Company exchanged 365,725 shares of its common stock in exchange for all outstanding members' interests of CyberRamp. Each transaction was accounted for as a pooling of interests.

      Subscriber growth during the third quarter of fiscal 1999, excluding business combinations, was approximately 7,800 customers. The Company expanded service into four new markets, including San Antonio and Austin, Texas' third and fourth largest markets.

STATEMENT OF OPERATIONS

      The Company's access revenues are derived primarily from individual dial-up Internet access and revenues derived from value-added services, such as multiple e-mail boxes and personalized e-mail addresses. The Company derives business services revenues primarily from dedicated broadband connectivity, bulk dial-up access, web services and bulk access to newsgroups. Other revenues are derived primarily from fees associated with advertising banners on the Company's homepage.

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

      Depreciation is computed using the straight line method over the estimated useful lives of the assets. The Company's data communications equipment, computers, data server and office equipment are depreciated over three years. The Company depreciates its furniture, fixtures and leasehold improvements over five years. The costs of acquired subscriber bases are amortized over three to five years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH
31, 1998

      The following table sets forth certain unaudited financial data for the three months ended March 31, 1999 and 1998. All amounts have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                           Three Months Ended           Three Months Ended
                                             March 31, 1999               March 31, 1998
                                         -----------------------      -----------------------
                                                         % of                         % of
                                          (000's)      Revenues       (000's)       Revenues
                                         --------      --------       --------      --------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $  4,221          88.8%      $  3,275          85.2%
       Business services                      500          10.5%           545          14.2%
       Other                                   35           0.7%            25           0.7%
                                         --------      --------       --------      --------
              Total                         4,756         100.0%         3,845         100.0%
                                         --------      --------       --------      --------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          2,036          42.8%         2,058          53.5%
       Sales and marketing                  2,141          45.0%           627          16.3%
       General and administrative           1,057          22.2%           820          21.3%
       Depreciation and amortization          428           9.0%           469          12.2%
                                         --------      --------       --------      --------
              Total                         5,662         119.0%         3,974         103.4%
                                         --------      --------       --------      --------

OPERATING LOSS                               (906)        (19.0)%         (129)         (3.4)%
INTEREST INCOME (EXPENSE), NET                197           4.1%          (191)         (5.0)%
                                         --------      --------       --------      --------

LOSS BEFORE INCOME TAX                       (709)        (14.9)%         (320)         (8.3)%
INCOME TAX EXPENSE                             --           0.0%            (6)         (0.2)%
                                         --------      --------       --------      --------

NET LOSS                                 $   (709)        (14.9)%     $   (326)         (8.2)%
                                         ========      ========       ========      ========

NET LOSS PER COMMON
SHARE:

       BASIC                             $  (0.10)                    $  (0.08)
                                         ========                     ========

       DILUTED                           $  (0.10)                    $  (0.08)
                                         ========                     ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                6,762                        3,915

       DILUTED                              6,762                        3,915

OTHER DATA:
Subscribers at end of period               79,000                       59,100


       Total revenues. Total revenues increased by $911,000, or 23.7%, to $4.8 million for the three months ended March 31, 1999, from $3.8 million for the three months ended March 31, 1998. Access revenues increased by $947,000, or 28.9%, to $4.2 million for the three months ended March 31, 1999, from $3.3 million for the same period in the prior year. The increase in access revenues is attributable to an increase in the number of dial-up subscribers from 59,100 at March 31, 1998, to 79,000 at March 31, 1999.

       Connectivity and operations. Connectivity and operations expenses decreased by $21,000, or 1.0%, to $2.0 million for the three months ended March 31, 1999. As a percentage of revenues, connectivity and operations expenses decreased to 42.8% for the three months ended March 31, 1999, from 53.5% for the same period in the prior year. The decrease as a percentage of revenues is due to cost efficiencies achieved for wages and connectivity resulting from greater user density in existing markets.

       Sales and marketing. Sales and marketing expenses increased by $1.5 million, or 241%, to $2.1 million for the three months ended March 31, 1999, compared to $627,000 for the same period in the prior year. During the three months ended March 31, 1998, the Company concentrated marketing efforts in its primary market, the Dallas/Ft. Worth area. For the three months ended March 31, 1999, the Company's marketing campaign included television and billboard advertisements in a total of nine markets. Total sales and marketing expenses for the period ended March 31, 1999, of $2.1 million included $1.9 million in television, print and billboard advertising.

       General and administrative. General and administrative expenses increased by $237,000, or 28.9%, to $1.1 million for the three months ended March 31, 1999, from $820,000 for the three months ended March 31, 1998. As a percentage of total revenues, general and administrative expenses increased by 0.9% to 22.2% for the three months ended March 31, 1999, from 21.3% for the same period in the prior year. The percentage increase is primarily due to professional service fees associated with the combinations with CompuNet and CyberRamp.

       Depreciation and amortization. Depreciation and amortization decreased by $41,000, or 8.8%, to $428,000 for the three months ended March 31, 1999, from $469,000 for the same period in the prior year. The decrease is due to fully depreciated assets that are no longer included in depreciation expense for the quarter ending March 31, 1999.

       Interest income and expense. The Company realized $197,000 of interest income during the three months ended March 31, 1999, compared to interest expense of $191,000 for the same period in the prior year. The net proceeds from the initial public offering completed in December 1998 were invested in investment grade securities resulting in interest income of $197,000 for the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company had several notes payable outstanding with interest rates up to 18%, resulting in interest expense of $191,000 for the period.

NINE MONTHS ENDED MARCH 31, 1999, COMPARED TO NINE MONTHS ENDED MARCH
31, 1998

         The following table sets forth certain unaudited financial data for the nine months ended March 31, 1999 and 1998. All amounts have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscribers count).

                                            Nine Months Ended               Nine Months Ended
                                              March 31, 1999                  March 31, 1998
                                         ------------------------       ------------------------
                                                          % of                            % of
                                         (000's)        Revenues        (000's)         Revenues
                                         --------      ----------       --------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $ 11,436            87.1%      $  8,905            85.5%
       Business services                    1,620            12.3%         1,454            14.0%
       Other                                   80             0.6%            54             0.5%
                                         --------      ----------       --------      ----------
              Total                        13,136           100.0%        10,413           100.0%
                                         --------      ----------       --------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          6,284            47.8%         5,411            52.0%
       Sales and marketing                  4,204            32.0%         1,120            10.8%
       General and administrative           2,824            21.5%         2,104            20.2%
       Depreciation and amortization        1,405            10.7%         1,305            12.5%
                                         --------      ----------       --------      ----------
              Total                        14,717           112.0%         9,940            95.5%
                                         --------      ----------       --------      ----------

OPERATING LOSS                             (1,581)          (12.0)%          473             4.5%
INTEREST INCOME (EXPENSE), NET                 26             0.2%          (524)           (5.0)%
                                         --------      ----------       --------      ----------

LOSS BEFORE INCOME TAX                     (1,555)          (11.8)%          (51)           (0.5)%
INCOME TAX EXPENSE                            (10)           (0.1)%          (18)           (0.2)%
                                         --------      ----------       --------      ----------

NET LOSS                                 $ (1,565)          (11.8)%     $    (69)           (0.3)%
                                         ========      ==========       ========      ==========

NET LOSS PER COMMON SHARE:

       BASIC                             $  (0.31)                      $  (0.02)
                                         ========                       ========

       DILUTED                           $  (0.31)                      $  (0.02)
                                         ========                       ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                5,081                          3,915

       DILUTED                              5,081                          3,915

OTHER DATA:
Subscribers at end of period               79,000                         59,100

       Total revenues. Total revenues increased by $2.7 million, or 26.1%, to $13.1 million for the nine months ended March 31, 1999, from $10.4 million for the same period in the prior year. Access revenues increased by $2.5 million, or 28.4%, to $11.4 million for the nine months ended March 31, 1999, primarily due to the increase in the number of subscribers from the same period in the prior year. As of March 31, 1999, the Company had 79,000 subscribers compared to 59,100 as of March 31, 1998, representing an increase of 33.7%. Business services revenues increased by $166,000, or 11.4%, to $1.6 million for the nine months ended March 31, 1999, from $1.5 million for the same period in the prior year. This increase is primarily attributable to revenue associated with the Company's web hosting service, a product that was introduced during fiscal 1999.

       Connectivity and operations. Connectivity and operations expenses increased by $872,000, or 16.1%, to $6.3 million for the nine months ended March 31, 1999, from $5.4 million for the same period in the prior year. Connectivity and operations expenses as a percentage of total revenues decreased to 47.8% for the nine months ended March 31, 1999 from 52.0% for the nine months ended March 31, 1998. The decrease as a percentage of revenues is due to cost efficiencies achieved for wages and connectivity resulting from greater user density in existing markets.

       Sales and marketing. Sales and marketing expenses increased by $3.1 million, or 275%, to $4.2 million for the nine months ended March 31, 1999, compared to the same period in the prior year. The increase is primarily due to the Company's continued marketing efforts in its existing markets in North Texas and the entry into nine new markets during the second and third quarters of fiscal 1999. Total sales and marketing expenses of $4.2 million for the nine months ended March 31, 1999, included $3.2 million in television, print and billboard advertising.

       General and administrative. General and administrative expenses increased by $720,000, or 34.3%, to $2.8 million for the nine months ended March 31, 1999, from $2.1 million for the same period in the prior year. As a percentage of revenues, general and administrative expenses increased to 21.5% for the nine months ended March 31, 1999, from 20.2% for the same period in the prior year, primarily due to professional service fees associated with the combinations with CompuNet and CyberRamp.

       Depreciation and amortization. Depreciation and amortization increased by $100,000, or 7.7%, to $1.4 million for the nine months ended March 31, 1999, from $1.3 million for the same period in the prior year. The increase is due to additional depreciation expense resulting from routine purchases of property and equipment.

       Interest income/expense. The Company realized $26,000 of interest income for the nine months ended March 31, 1999, compared to interest expense of $524,000 for the same period in the prior year. During the nine months ended March 31, 1998, the Company had several notes payable to shareholders bearing interest up to 18% resulting in interest expense of $524,000. The Company has invested the net proceeds from the Company's initial public offering in December 1998 in investment grade securities which generated net interest income for the period of $26,000.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. The Company completed an initial public offering in December 1998 and received net proceeds from the offering of approximately $20.0 million. Subsequent to the offering, the Company repaid certain indebtedness of $2.1 million. As of March 31, 1999, cash and cash equivalents on hand totaled $16.7 million, which represents the Company's principal source of liquidity.

       Cash used in operating activities totaled $7,000 for the nine months ended March 31, 1999, compared to cash provided by operating activities of $1.5 million for the same period in the prior year. Payments for advertising costs of $3.2 million were included in the nine months ended March 31, 1999, versus $570,000 for the same period in the prior year.

       Cash used in investing activities was $913,000 for the nine months ended March 31, 1999, and consisted of routine purchases of property and equipment to maintain network reliability.

       For the nine months ended March 31, 1999, cash provided by financing activities totaled $17.0 million, which consisted of proceeds from the Offering of $19.8 million and proceeds from the exercise of stock options by option holders less payments of $3.5 million to service and retire shareholder notes and long-term obligations.

       The Company estimates that cash on hand of $16.7 million will meet its operating needs for the next twelve months. Depending on its financial condition, results of operations and the level of acquisition activity, the Company may require additional equity or debt financing. There can be no assurance that additional financing will be available when required. The Company is currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that the Company will enter into any facility, and if so, on what terms.


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

       Costs

       There are no significant historical costs associated with the Company's Year 2000 readiness efforts and the magnitude of any future costs will depend upon the nature and extent of any problems that are identified. These costs are not expected to exceed $100,000.

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

             11. Computation of earnings per share (1)

             27. Financial Data Schedule (2)

         (b) Reports on Form 8-K

             On February 16, 1999, the Company filed a Current Report on Form 8-K to report that, on January 29, 1999, the Company acquired substantially all of the net assets of CompuNet, Inc., a Texas corporation ("CompuNet") pursuant to the terms of an Asset Purchase Agreement by and among CompuNet, certain securityholders of CompuNet, the Company and GEEK Assets, Inc., a Texas corporation and wholly owned subsidiary of the Company.

             On March 1, 1999, the Company filed a Current Report on Form 8-K to report that, on February 18, 1999, the Company acquired all the issued and outstanding membership interests in CyberRamp, L.L.C., a Texas limited liability company ("CyberRamp"), pursuant to a Securities Purchase Agreement by and among the members of CyberRamp and the Company.


(1)      See note 2 to condensed financial statements

(2)      Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            INTERNET AMERICA, INC.
                            (Registrant)

Date: May 17, 1999          By: /s/ Michael T. Maples
     ---------------            ----------------------------------------
                                Michael T. Maples
                                President and Chief Executive Officer

Date: May 17, 1999          By: /s/ James T. Chaney
     ---------------            ----------------------------------------
                                James T. Chaney
                                Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27              Financial Data Schedule