Form 10KSB
period 1999-06-30
INTERNET AMERICA INC
filed 1999-09-15
CIK 1001279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-KSB
                             ---------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                          86-0778979
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
        incorporation or organization)

          350 N. ST. PAUL SUITE 3000                                   75201
                 DALLAS, TEXAS                                      (Zip Code)
   (Address of principal executive offices)

                                 (214) 861-2500
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                (Not applicable)

          Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 per SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Based upon the closing price of the registrant's Common Stock as of August 27, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $65,758,120.*

     The number of shares of Common Stock outstanding as of September 10, 1999 was 7,059,999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on November 4, 1999, to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-KSB.

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I    Item 1.   Business....................................................    1
          Item 2.   Properties..................................................    9
          Item 3.   Legal Proceedings...........................................    9
          Item 4.   Submission of Matters to a Vote of Security Holders.........    9
PART II   Item 5.   Market for Registrant's Common Stock and Related Stockholder
                      Matters...................................................    9
          Item 6.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................    9
          Item 7.   Financial Statements and Supplementary Data.................   16
          Item 8.   Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure..................................   16
PART III  Item 9.   Directors and Executive Officers of the Registrant..........   17
          Item 10.  Executive Compensation......................................   17
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management................................................   17
          Item 12.  Certain Relationships and Related Transactions..............   17
          Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
                      8-K.......................................................   18
SIGNATURES......................................................................   20
INDEX TO FINANCIAL STATEMENTS...................................................   21

     Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 1999, we served approximately 100,000 subscribers in the southwestern United States. Our business model is to create high user density in each geographic area we serve which allows us to realize substantial marketing and operating efficiencies.

     Internet America was incorporated in 1994 and has operated as an ISP since inception. Our subscriber base has grown from 47,900 at June 30, 1997, to 61,600 at June 30, 1998, and to 100,000 at June 30, 1999.

     Our highest priority is to rapidly build market share in specific regions, instead of deploying extensive network infrastructure with a substantial number of underutilized points of presence (POPs). Our growth strategy focuses on continuing to add customers in existing markets and quickly building a critical mass of subscribers in new markets.

     Elements of our growth strategy include:

     - Strategic and Add-On Acquisitions to Rapidly Acquire a Critical Mass of Subscribers. We pursue strategic acquisitions to launch our entry into new markets and pursue add-on acquisitions in our existing markets.

     - Aggressive Use of Advertising to Build the Internet America Brand. We use two of the more effective and efficient advertising media -- television and outdoor billboards -- to acquire subscribers quickly and build brand awareness.

     - Cost-Effective Development of Network Infrastructure. We will continue to deploy network infrastructure in a disciplined manner to achieve substantial economies of scope and scale. With our "Virtual POP" architecture, we can provide local access services without investing in physical infrastructure. (See further discussion of Virtual POP architecture in "INFRASTRUCTURE," below)

     - Development of Value-Added Revenue Streams. We will continue to develop value-added revenue streams such as dedicated broadband connectivity, news access and Web hosting. In addition, we continue to evaluate and develop other value-added service opportunities such as Internet telephony. We believe that a user dense, regional customer base provides an excellent platform for the introduction of new value-added services, taking advantage of existing brand awareness and economies of scale.

RECENT ACQUISITIONS

     On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.3 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans.

     On July 26, 1999, we acquired the subscribers of KDi, Inc., a Texas corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that successfully transition to Internet America's service by November 25, 1999.

     On July 28, 1999, we acquired the subscribers of INTX-NET, Inc., a Texas corporation ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that successfully transition to Internet America's service by November 27, 1999.

     On August 9, 1999, the Company acquired the Texas dial-up subscribers of PointeCom, Inc., a Texas corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, the Company agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that successfully transition to Internet America's service by December 8, 1999.

     On September 13, 1999, we announced a definitive agreement to acquire all of the outstanding shares of PDQ.net, a Houston-based ISP ("PDQ"), in a stock-for-stock transaction. According to the agreement, the Company will issue 2,425,000 shares of its common stock in exchange for all the outstanding stock of PDQ. The value of the transaction is approximately $32 million based on the September 10, 1999 closing price for Internet America's common stock. The transaction will close upon approval of Internet America and PDQ shareholders and is expected to be accounted for as a purchase.

SERVICES

     Internet America offers Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offering is dial-up and broadband Internet access and related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting and other services. The services we provide are offered in various prices and packages so that subscribers may customize their subscription.

     The majority of our subscribers have month-to-month subscriptions. We currently offer a 60-day money-back satisfaction guarantee for new subscribers. Most subscribers are billed through automatic charges to their credit cards or bank account. We offer discounts ranging from 10% to 20% on most of our services for subscribers who prepay.

     Internet Access. Our primary service is a dial-up Internet access package, which includes unlimited Internet access and related Internet applications such as World Wide Web, e-mail, Internet relay chat (IRC), file transfer protocol
(FTP), and USENET news access. The package costs $19.95 per month plus a $29.95 activation fee. Value-added services available for an additional fee include multiple e-mail mailboxes, personalized e-mail addresses and personal Web sites.

     USENET. Our Airnews.net product provides access to Internet America's newsgroup services for subscribers of other Internet services and on a wholesale basis to other businesses or ISPs. There were approximately 4,500 Airnews.net subscribers as of June 30, 1999. The service is included in our primary dial-up access package, but costs $9.95 per month for other retail subscribers.

     High Speed Connectivity. In addition to offering dial-up and dedicated analog access, we also offer dedicated ISDN access, DSL (Digital Subscriber
Line) service for consumers and business, as well as full and partial T-1 connectivity, which can service hundreds of users at once. T-1 connections have a setup fee of

$995 and monthly fees ranging from $470 to $1,295, depending on the type of services purchased. Fees for dedicated ISDN access are $540 for setup and $300 to $400 per month, depending on the speed of the circuit.

     Web Services. We offer Web hosting through our Airweb.net service for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers are responsible for building their own Web sites and then uploading the pages to an Internet America Web server. This Web hosting service features state-of-the-art servers for high speed and reliability, a high quality connection to the Internet, specialized customer support and advanced services features, such as secure transactions and site usage reports. We currently offer price plans for Web hosting subscribers beginning at $19.95 per month.

     DSL Service. Our Expresslane DSL product provides high-speed Internet access over existing telephone lines, and allows subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. In addition, the product is an "always on" connection thereby removing wait times associated with dialing into a network. We offer an array of Expresslane DSL bandwidth options to consumers at prices ranging from $9.95 per month to $99.95 per month. The Expresslane DSL product offers our subscribers a cost-effective way of substantially increasing bandwidth in residences and businesses.

CUSTOMER CARE

     Our goal of 100% customer satisfaction begins with providing superior systems and network performance. We focus on scalability, reliability and speed in the technical design and maintenance of our systems. In addition to the provision of superior systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by prompt response to customer problems.

     Individuals accessing the Internet have many different hardware configurations and varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

     (1) problems affecting a variety of hardware systems,

     (2) start-up or other basic problems of new subscribers or new Internet users, and

     (3) highly technical issues that sophisticated users may encounter.

     Our customer care department consisted of approximately 90 employees, or 47% of all employees as of June 30, 1999. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. The department is organized in three-tiers designed to respond to varying types of support needs. Our customer care department answers approximately 7,300 calls per week. During the fourth quarter of fiscal 1999, the average "hold" time was less than 52 seconds, and approximately 55% of all calls were resolved within 4 minutes 30 seconds of the caller's initial contact with a technician. In addition to diagnosing and resolving subscribers' technical problems, our customer care department answers questions about account status, responds to software requests and provides configuration information.

     Subscribers can access customer support services through a local telephone number or by e-mail. We maintain on our Web site a comprehensive description of our customer care services, as well as troubleshooting tips and configuration information. Additionally, we offer our subscribers free educational classes, which are held weekly in our Dallas office. Subscribers can also obtain recorded system and network status reports at any time and review extensive system and network performance on the World Wide Web.

MARKETING

     Our marketing strategy focuses on rapid penetration of a given market in order to acquire a critical mass of subscribers to support profitable operations. Our approach combines direct response with brand building advertising. We make extensive use of television and outdoor billboard displays, rather than print, radio or direct mail, and we continually evaluate the effectiveness of our marketing methods.

     Our direct response television advertising campaign emphasizes the quality and reliability of our Internet services and our responsiveness to customer needs and problems. The television commercials prompt customers to contact us by a telephone call to 1-800-Be-A-Geek. Television advertising also helps reinforce brand awareness.

     We reinforce the subscriber's purchase decision and stimulate referral business by sending the subscriber a welcome letter along with our start-up package. In addition, subscribers that refer others to our service receive Internet America "geek gear" which consists of t-shirts, caps, mugs, bags, and other marketing material adorned with the Internet America logo.

INFRASTRUCTURE

     Our network provides subscribers with local dial-up access in all major metropolitan areas of Texas, as well as several smaller communities. Our systems and network infrastructure is designed to provide subscribers with reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimizes the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

     Physical and Virtual POPs. Subscribers dial a local phone number and connect to one of our POPs, consisting of inbound telephone lines, modems and related computer equipment. The POPs are either facilities owned by Internet America or "Virtual POPs" owned by telecommunication companies. Virtual POP architecture allows us to provide local access services without deploying physical infrastructure. The benefits of this architecture include substantially reduced capital expenditures, lower operating costs and reduced exposure to technological obsolescence. In addition, when entering new markets, the Virtual POP architecture allows us to more precisely match capacity needs to actual sales in that market. As of June 30, 1999, approximately 90% of our customer base was serviced by Virtual POPs.

     The Virtual POP architecture enables subscribers to dial a local phone number and connect to a modem owned and housed by a telecommunications provider. The subscriber's data call is then routed across leased lines to our internal network. Unlike simply leasing network capacity from a third-party provider, the Virtual POP architecture allows us to maintain substantial control over quality of service and capacity. Other regional and national ISPs commonly use leased network capacity, which can result in subscribers' Internet experiences being almost entirely outside of the ISP's control. In fact, utilizing a leased network may cause the subscriber to compete with subscribers of other ISPs for access and bandwidth. In contrast, our Virtual POP architecture uses private networks to carry subscriber data calls back to our network and application servers. In this manner, we maintain strict quality control over our subscribers' Internet experiences, leading to higher levels of customer satisfaction.

     Our Virtual POP architecture and user density business model allow us to quickly take advantage of emerging high-speed technologies such as xDSL, wireless and other Internet delivery methods. Leveraging a dense customer base should enable us to economically offer other emerging technologies, such as Internet telephony, particularly Voice Over Internet Protocol ("VoIP"), video and audio distribution and other high-bandwidth, low latency technologies.

     Internal Network Infrastructure. Subscribers enter our network from either the physical POP or Virtual POP. Our primary internal network is designed to maximize sustained high-speed traffic (at rates of up to 100 million bits per second) and provide both resiliency to failure and redundancy. Our network's level of redundancy substantially reduces potential data loss and avoids congestion that is common with other network architectures.

     Our network incorporates safety features to separate internal data from external sources and provides protection against catastrophic network failure. Our facilities are powered by a computer controlled uninterruptible power supply that provides battery backup, surge protection and power conditioning. An automatic onsite diesel generator provides power for prolonged power outages.

     We also maintain a Network Operations Control Center ("NOCC") with a full-time staff. This continually staffed facility is responsible for monitoring the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure. The NOCC is responsible for operational communications among our internal departments and is also responsible for communication with our external service providers. Sophisticated historical and statistical analysis software used in the NOCC provides data about the quality of service our subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed.

     We maintain our applications on a variety of systems from a number of vendors. The major applications, such as e-mail and news access services, utilize a network of servers which are connected directly to our internal network backbone and to our high-availability network file server. This direct connection minimizes the feedback time for subscribers accessing these applications. We deploy PC style hardware in clusters for distributing the load of other applications and providing fault-tolerance against application failure. These distributed applications are housed on low cost, easily obtainable components with minimal interdependency. Utilizing lower cost hardware has resulted in significantly reduced operations expense.

     Management Information Systems. Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system. This system handles all customer contact and billing information for our dial-up access, Airnews.net and Airmail.net services. The system maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. We are currently transitioning to an integrated financial and information reporting system that will automate many additional functions and provide financial, marketing and management reports.

TECHNOLOGY AND DEVELOPMENT

     We continuously evaluate new technology and applications for possible introduction. In the fourth quarter of fiscal 1999, we deployed Expresslane DSL, a high-speed connectivity technology, in our established markets. Expresslane DSL uses existing twisted copper pair wire running from a local exchange carrier's central office to a subscriber's home or office to provide high-speed connectivity. We believe that we are well positioned to efficiently market and deploy our DSL product due to the high density of our subscriber base.

     High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly VoIP, video and audio programming distribution and other high-bandwidth, low-latency applications. Again, we believe that our user density business model is particularly well suited to the marketing and deployment of these services.

PROPRIETARY RIGHTS

     General. We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We rely on a combination of copyright, trademark and trade secret laws. "Internet America" and "1-800-Be-A-Geek" are registered service marks of Internet America. Service mark applications are pending for the registration of "Airnews.net," "Airmail.net," "Airweb.net," "Expresslane DSL," their respective logos and the Internet America logo.

     There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     Licenses. We have obtained authorization to use the products of each manufacturer of software that the Company bundles in its front-end software product for Windows and Macintosh subscribers. The particular applications included in the Internet America start-up package have, when necessary, been licensed. We intend to maintain or negotiate renewals of all existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Other applications included in the Internet America start-up package are shareware that we have obtained permission to distribute or that are from the public domain and are freely distributable.

COMPETITION

     The market for the provision of Internet access to individuals is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market are:

     - a reputation for reliability and service,

     - access speed,

     - effective customer support,

     - pricing,

     - access to capital,

     - creative marketing,

     - easy-to-use software, and

     - geographic coverage

     Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. We currently compete or expect to compete with the following types of Internet access providers:

     - commercial online service providers, such as America Online;

     - national ISPs, such as MindSpring Enterprises, EarthLink Network, and FlashNet Communications;

     - numerous regional and local ISPs;

     - computer hardware and software companies, and other technology companies, such as IBM and Microsoft;

     - national telecommunications providers, such as AT&T and Sprint;

     - regional telecommunications providers, such as SBC Communications;

     - cable operators, such as Time Warner, Inc. and AT&T;

     - wireless communications companies;

     - satellite companies; and

     - nonprofit or educational Internet access providers.

     We believe that new competitors, including large computer hardware and software, media and telecommunications companies, will continue to enter the Internet services market. In addition, as consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on Internet access services, resulting in even greater competition. The ability of these competitors or others to enter into business combinations, strategic alliances or joint ventures or to bundle services and products with Internet access could put us at a significant competitive disadvantage.

     All of the major long-distance companies offer Internet access services and compete with us. Local exchange carriers, including regional Bell operating companies and competitive local exchange carriers, have also entered the Internet service provider market. We believe long-distance and local carriers are moving toward horizontal integration through acquisitions of, and joint ventures with, Internet service providers. Accordingly, we expect to experience increased competition from the traditional telecommunications carriers for both customers and potential acquisitions. Many of these telecommunications carriers have greater coverage and market presence, as well as substantial financial, technical and marketing resources. These telecommunications providers may have the ability to bundle Internet access with basic local and long-distance voice services. This bundling of services may make it difficult for us to compete effectively and may cause us to lower our prices.

     We expect to face competition in the future from companies that provide connections to consumers' homes, including national and regional telecommunications providers, cable companies, electric utility companies and terrestrial and satellite wireless communications companies. For example, cable television operators offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. These companies include Internet access in the basic bundle of services, or offer such access for a nominal additional charge, and could prevent us from delivering Internet access through wire and cable connections owned by these competitors. This could negatively affect our business, financial condition and results of operations.

     To date, the Federal Communications Commission ("FCC") has not elected to force cable television companies to give ISPs access to their broadband facilities, though a few local governments have voted to impose such a requirement. Our ability to compete with cable television companies may depend on future legislation or regulations guaranteeing open access to their broadband networks.

GOVERNMENT REGULATION

     We provide Internet access through transmissions over public telephone lines. These transmissions are governed by state and federal regulatory policies establishing charges and terms for communications. We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Telecommunications Act. This finding is important because it means that we are not subject to regulations that apply to telephone companies and similar carriers. In addition, we are not required to contribute to the universal service fund, which subsidizes telephone service for rural and low income consumers and supports Internet access among schools and libraries. The FCC action may also discourage states from regulating Internet access providers as telecommunications carriers or imposing similar subsidy obligations.

     Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone services should be subject to the universal service support obligations discussed above, or should pay carrier access charges on the same basis as traditional telecommunications companies. Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies asserting that the rates are substantially in excess of cost and local telephone companies arguing that access rates are justified to subsidize below-cost local telephone rates to end users and other purposes. Both local and long distance companies, however, contend that Internet-based telephony should be subject to these charges. We do not offer telephony services currently, and so we are not directly affected by these policies. If we offer telephony in the future, we may be affected by these issues. Additionally, we cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet access providers.

     In a Notice of Proposed Rulemaking Adopted on August 6, 1998, the FCC proposed that if an incumbent local exchange carrier ("LEC") established a separate affiliate to pursue the deployment of advanced telecommunications services such as xDSL and that affiliate interconnected with the LEC's network on the same terms and conditions as the LEC's competitors did, then the affiliate would not be subject to the unbundling requirement that applied to the LEC. If the FCC ultimately adopted this proposal or similar proposals, our access to xDSL and other high-speed data transmission methods could be curtailed. This could have a material adverse effect on our business, financial condition and results of operations.

     Currently, our services are subject to Texas state sales taxes at a rate of 8.25% of gross receipts. Accordingly, we are responsible for collecting and remitting the taxes to the state. Due to new Texas sales tax statutes, to be effective on October 1, 1999, the first $25 per month of the Internet access service fee collected from each customer is exempt from sales taxes.

     Due to the increasing popularity and use of the Internet, it is possible that additional federal, state or other laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1999, we employed approximately 190 people, which includes 90 customer care employees. We anticipate that the development of our business will require that we hire additional employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of August 27, 1999 concerning our executive officers.

NAME                                   AGE                          POSITION
----                                   ---                          --------
Michael T. Maples....................  43    President, Chief Executive Officer and Director
Douglas L. Davis.....................  33    Executive Vice President and Chief Operating Officer
James T. Chaney......................  44    Vice President, Chief Financial Officer and Treasurer
Elizabeth Palmer Daane...............  33    Vice President, General Counsel and Secretary
John J. Stewart......................  39    Vice President -- Customer Care
D. Jackson Chaney....................  44    Vice President -- Business Services

     MICHAEL T. MAPLES has served as President and Chief Executive Officer since March 1997 and has served as a director since April 1997. Mr. Maples joined us in September 1996. Prior to joining us, Mr. Maples was Vice President of Westcott Communications, Inc. ("Westcott Communications"), a provider of educational, motivational and instructional programming for various industries via satellite delivered television or videotape. From 1988 to 1996, Mr. Maples was the General Manager of the Automotive and Government Services business units of Westcott Communications.

     DOUGLAS L. DAVIS has served as Executive Vice President and Chief Operating Officer since July 1996, and served as Chief Technology Officer from January to July 1996. Mr. Davis joined us as the head of R&D in November 1995. From 1991 to October 1995, Mr. Davis was the Director of Computer Operations for the School of Engineering and Applied Science at Southern Methodist University, where he was in charge of developing and supporting the school's technological infrastructure and also contributed to and published several papers on Internet matters. From 1989 to 1991, Mr. Davis was a software engineer for Dallas-based Logic Process, Inc., a company that manufactures single and multi-processor Unix systems.

     JAMES T. CHANEY joined us in December 1997 as Chief Financial Officer, and has served as Vice President, Chief Financial Officer and Treasurer since February 1998. Prior to joining us, Mr. Chaney was Tax Manager at Judd, Thomas, Smith & Co., CPAs, Dallas, Texas, where he managed the tax department and performed tax and financial planning for clients in the real estate and oil and gas industries. From 1990 to 1994, he was self-employed as a Certified Public Accountant.

     ELIZABETH PALMER DAANE joined us in August 1999 as Vice President, General Counsel and Secretary. Prior to joining us, Ms. Daane was an attorney at the law firm of Jackson Walker LLP, where she specialized in corporate and securities law.

     JOHN JAMES STEWART III has served as Vice President -- Customer Care since May 1997. Mr. Stewart joined us in September 1995 as the Director of Technical Support, and has also served as Director of Training and Customer Retention Officer. From February 1993 until joining us, Mr. Stewart was employed by Toys R Us. While at Toys R Us, he served as Assistant Store Director and Department Manager.

     D. JACKSON CHANEY joined us in July 1999 as Vice President -- Business Services. He also serves as President of NeoSoft, Inc., a wholly owned subsidiary of Internet America, with operations in Houston, Texas and New Orleans, Louisiana. Prior to joining us, Mr. Chaney was a partner in the law firm of Thompson, Coe, Cousins & Irons, L.L.P. in Dallas, Texas, where he specialized in litigation. D. Jackson Chaney is the brother of James T. Chaney, our Chief Financial Officer and Treasurer.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in downtown Dallas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist and substantially all systems, sales and technical support functions exist. We lease approximately 31,000 square feet in Dallas, Texas under multiple leases that terminate November 1, 2001, and we lease approximately 10,400 square feet in Houston, Texas under a lease that terminates in February 2003. We also lease small equipment room facilities for each of our other physical POPs in Texas and Louisiana. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the NASDAQ national market on December 10, 1998 under the symbol "GEEK." Before that date, there was no established public trading market for our common stock. The following table shows for the period indicated the high and low sales prices per share of the common stock as reported by the NASDAQ National Market.

                                                               HIGH      LOW
                                                              ------    ------
Fiscal Year Ended June 30, 1999
  Second Quarter (beginning December 10, 1998)..............  $61.00    $11.50
  Third Quarter.............................................  $44.00    $22.38
  Fourth Quarter............................................  $35.00    $15.00

     On June 30, 1999, the last reported sale price of the common stock on the NASDAQ National Market was $18.88 per share. At June 30, 1999, there were 156 holders of record of our common stock.

     We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Internet America is an Internet service provider that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care.

     The rapid growth of the Internet has resulted in increased competition for existing services and an increased demand for new products and services. Increases in demand and a surge in Internet users has fostered an increase in the number of ISPs providing access to the Internet. Our competitors have begun to advertise in our existing markets with aggressive new promotions. We believe that we are well positioned to deal with these competitive forces by continuing to build high user density and maintaining a rational business plan.

     Rapid growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled and rational manner. Our goal is to rapidly create user density in specific regions with a view towards positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in the near term and sustained profitability for the long term. We do not intend to add subscribers at any cost using promotions or strategic alliances based on questionable economics.

     Recent technological developments have allowed for the propagation of broadband, a transmission medium that can carry numerous voice, video and data channels simultaneously. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to being a leader in offering high-speed connectivity to individuals and businesses. We began offering aDSL (asymmetric Digital Subscriber Line) high-speed connectivity in the fourth quarter of fiscal 1999. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly VoIP, video and audio programming distribution and other high-bandwidth applications. We believe that we are well positioned to efficiently market and deploy our DSL product due to the high density of our subscriber base. Broadband revenue is not expected to be material to total revenue for several quarters, but management believes that rapid growth will occur as more high-speed applications are developed and made commercially available.

     The emergence of broadband is also expected to have a major impact on how businesses use the Internet. Our business services revenue totaled 11.6% of total revenues for the fiscal year ending June 30, 1999. We anticipate that our percentage of business services revenue will increase as we acquire other ISPs with significant business customers and concentrate more of our marketing efforts on emerging applications for small to mid-size businesses.

     Given the increased level of competition in the industry for new subscribers, we will be more selective with regard to investing in direct response advertising and we will place more emphasis on our acquisition strategy. We plan to concentrate our direct response advertising more heavily in markets where we have established branding than in new markets. We have found that the most effective way to initially penetrate new markets is through an aggressive acquisition strategy. Management believes that the level of consolidation in the industry will escalate, and that a viable acquisition strategy is the most efficient way to rapidly build market share.

     The execution of our acquisition strategy will cause an increase in our amortization expense as the cost of purchasing the subscriber bases are written off. In the coming fiscal years we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance that we will be able to achieve or sustain net income in the future.

     We expect general and administrative costs to increase to support our growth. Connectivity costs will increase after acquisitions as a percentage of revenue, since there is some duplication of inbound telephone connectivity and Internet connectivity during the transition period. However, we believe we can quickly transition even sizable acquisitions and realize connectivity and networking economies of scale within two quarters of the acquisition.

     We have increased our subscriber base from 61,600 at June 30, 1998 to 100,000 at June 30, 1999. We have achieved this growth by direct marketing to consumers and by three acquisitions. During the fiscal year, we expanded marketing activities into six new markets, continuing to implement our user density strategy of achieving a critical mass of subscribers in targeted regions.

     We have an accumulated deficit of $12.7 million at June 30, 1999, and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share. Since our initial public offering in December 1998, we have committed substantial resources to marketing and acquisition efforts, resulting in operating cash outflows of approximately $1.2 million and the cash purchase of NeoSoft totaling approximately $8 million.

RECENT ACQUISITIONS

     Upon completing our initial public offering in December 1998, we quickly began executing our growth strategy, completing two acquisitions in the third fiscal quarter (CompuNet, Inc. and CyberRamp, L.L.C.) and one acquisition in the fourth quarter (NeoSoft, Inc.). These acquisitions enabled us to rapidly expand our market share in our existing markets. The combinations with CompuNet and CyberRamp were accounted for as poolings of interests and the acquisition of NeoSoft was accounted for as a purchase.

     The acquisition of all the issued and outstanding securities of NeoSoft occurred on June 30, 1999. The purchase price, including closing costs, was $8.3 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access and web hosting accounts. We also acquired various assets used in servicing those accounts, including a customer support and network operations facility in Houston and a network operations facility in New Orleans. We added approximately 35 new employees with the acquisition of NeoSoft.

STATEMENT OF OPERATIONS

     Access revenues are derived primarily from individual dial-up Internet access, whether analog or ISDN, and value-added services, such as multiple e-mail boxes and personalized e-mail addresses. Business services revenues are derived primarily from dedicated connectivity, bulk dial-up access and Web services.

     A brief description of each element of our operating expenses follows:

          Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' dial-up connections to our network and (ii) fees paid to backbone providers for connections from our network to the Internet.

          Sales and marketing expenses consist primarily of creative, media and production costs, and call center employee wages. These expenses include the cost of our television and billboard campaigns and other advertising. Advertising costs are expensed as incurred.

          General and administrative expenses consist primarily of accounting and administrative wages, professional services, rent and other general business expenses.

          Depreciation is computed using the straight line method over the estimated useful life of the assets. Our data communications equipment, computers, data server and office equipment are depreciated over three years. We depreciate our furniture, fixtures and leasehold improvements over five years. Acquisition costs are allocated among acquired subscriber bases and goodwill, both of which are amortized over three years.

     Our business is not subject to any significant seasonal influences.

RESULTS OF OPERATIONS

     The following table shows financial data for the years ended June 30, 1999 and 1998. All amounts have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                         YEAR ENDED              YEAR ENDED
                                                        JUNE 30, 1999           JUNE 30, 1998
                                                    ---------------------   ---------------------
                                                                   % OF                    % OF
                                                     (000'S)     REVENUES    (000'S)     REVENUES
                                                    ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Access..........................................  $   15,912     87.8%    $   12,118     86.1%
  Business services...............................       2,098     11.6          1,919     13.6
  Other...........................................         109      0.6             41      0.3
                                                    ----------    -----     ----------    -----
          Total...................................      18,119    100.0%        14,078    100.0%
                                                    ----------    -----     ----------    -----
OPERATING COSTS AND EXPENSES:
  Connectivity and operations.....................       8,801     48.6          7,418     52.7
  Sales and marketing.............................       6,045     33.4          1,925     13.7
  General and administrative......................       4,245     23.4          2,948     20.9
  Depreciation and amortization...................       1,685      9.3          1,739     12.4
                                                    ----------    -----     ----------    -----
          Total...................................      20,776    114.7         14,030     99.7
                                                    ----------    -----     ----------    -----
OPERATING INCOME (LOSS)...........................      (2,657)   (14.7)            48      0.3
INTEREST INCOME (EXPENSE), NET....................         185      1.0           (670)    (4.8)
                                                    ----------    -----     ----------    -----
LOSS BEFORE INCOME TAX............................      (2,472)   (13.6)          (622)    (4.4)
INCOME TAX BENEFIT (EXPENSE)......................           8      0.0            (24)    (0.2)
                                                    ----------    -----     ----------    -----
NET LOSS..........................................  $   (2,464)   (13.6)%   $     (646)    (4.6)%
                                                    ==========    =====     ==========    =====
NET LOSS PER COMMON SHARE:
  BASIC...........................................  $    (0.45)             $    (0.16)
                                                    ==========              ==========
  DILUTED.........................................  $    (0.45)             $    (0.16)
                                                    ==========              ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  BASIC...........................................   5,533,670               3,914,856
  DILUTED.........................................   5,533,670               3,914,856
OTHER DATA:
Subscribers at end of period......................     100,000                  61,600
Number of employees at end of year................         190                      90
EBITDA(1).........................................  $     (971)             $    1,787
EBITDA margin(1)..................................        (5.4)%                  12.7%
CASH FLOW DATA:
Cash flow from (used in) operations...............  $     (659)             $    2,025
Cash flow used in investing activities............  $  (11,366)             $     (897)
Cash flow from (used in) financing activities.....  $   17,253              $     (531)

---------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less connectivity and operating expense, sales and marketing expense, and general and administrative expense. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. EBITDA margin represents EBITDA as a percentage of total revenue.

YEAR ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Total revenue. Total revenues increased by $4.0 million, or 28.7%, to $18.1 million in fiscal 1999 from $14.1 million in fiscal 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $3.8 million, or 31.3%, to $15.9 million in fiscal 1999 from $12.1 million in the prior year. The increase in access revenues is attributable to an increase in the number of subscribers from 61,600 at June 30, 1998, to 100,000 at June 30, 1999. Business services revenue increased by $178,000, or 9.3%, to $2.1 million for fiscal 1999 from $1.9 million for the prior year. This increase is due to increased fees associated with an increase in the number of business services subscribers for a large range of products, including high speed connectivity and web hosting services. We anticipate that business services revenue will increase as a percentage of total revenue as an increasing number of businesses are finding uses for Internet services. We will begin marketing our Expresslane DSL products to businesses in the coming year as well as leveraging the higher business services mix of NeoSoft and other recent acquisitions. Other revenue increased by $68,000, or 165%, to $109,000 for the current year from $41,000 for the prior year. The increase in other revenue is primarily due to the increased advertising revenue generated from our web site.

     Connectivity and operations. Connectivity and operations expenses increased by $1.4 million, or 18.6%, to $8.8 million for fiscal 1999 from $7.4 million for fiscal 1998. As a percentage of total revenues, connectivity and operations expenses decreased to 48.6% for the current year from 52.7% for the previous year. The decrease as a percentage of revenue is primarily due to cost efficiencies achieved for wages and connectivity resulting from greater user density in existing markets.

     Sales and marketing. Sales and marketing expenses increased by $4.1 million, or 214%, to $6.0 million for fiscal 1999 from $1.9 million for the prior year. This increase is due to continued marketing efforts in our existing markets and entry into six new markets during the second and third quarters of fiscal 1999. Total sales and marketing expenses of $6.0 million for fiscal 1999 included $4.8 million in television and billboard advertising. Approximately half of this television, print and billboard advertising was expended in new markets. We expect that television and billboard advertising will decline as a percentage of total revenue in the coming fiscal year as we place more emphasis on alternative media for broadband services for businesses and scale back advertising in new markets until we obtain a strategic number of customers in these markets from acquisitions.

     General and administrative. General and administrative expenses increased by $1.3 million, or 44.0%, to $4.2 million for fiscal 1999 from $2.9 million for fiscal 1998. General and administrative expenses as a percentage of total revenue increased to 23.4% in fiscal 1999 from 20.9% in the prior year, primarily due to professional service fees associated with the combinations with CompuNet and CyberRamp and with administrative support related to our growth strategy.

     Depreciation and amortization. Depreciation and amortization expense decreased by $54,000, or 3.1%, to $1.7 million for fiscal 1999. This decrease is due to computer and systems equipment that was purchased more than three years ago and is therefore fully depreciated. Depreciation expense is expected to increase in the coming fiscal year due to the addition of broadband facilities and upgrades to our news servers. Amortization expense will increase substantially due to future amortization of intangible costs related to the purchase of NeoSoft and possible future acquisitions.

     Interest income. We realized $405,000 of interest income for fiscal 1999, generated from the investment of proceeds from our December 1998 initial public offering. We had no interest income for the fiscal year ended June 30, 1998.

     Interest expense. Interest expense decreased by $450,000, or 67.1%, to $220,000 for fiscal 1999 from $670,000 for the prior year. Upon completion of our initial public offering, we repaid substantially all outstanding indebtedness, resulting in a reduction in interest expense during the period.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering in December 1998, issuing 1,700,000 shares of Common Stock at a price of $13 per share. The proceeds to us of the offering were approximately $19.8 million, net of underwriting discounts and expenses. Upon completion of the offering, we repaid the remaining balances of shareholder notes and related accrued interest which totaled $1.4 million. In addition, we repaid certain other notes and capital lease obligations totaling $625,000.

     Cash used in operations totaled $660,000 for fiscal 1999. During fiscal 1999, we incurred $6.0 million in sales and marketing expenses, including $4.8 million in television and billboard advertising. Additionally, cash used in operations included approximately $300,000 in acquisition related expenses relating to the combinations with CompuNet and CyberRamp. During fiscal 1998, cash provided by operations was $2.0 million, resulting primarily from more modest advertising expenses.

     Cash used in investing activities was $11.4 million for fiscal 1999, and consisted of $8.3 million related to the purchase of NeoSoft, Inc. on June 30, 1999, and $3.4 million related to routine purchases of property and equipment to maintain network reliability.

     For fiscal 1999, cash provided by financing activities totaled $17.3 million, which consisted of proceeds from the initial public offering of approximately $19.8 million and proceeds from the exercise of stock options by option holders less payments of $4.0 million to service and retire shareholder notes, long-term obligations and capital lease obligations.

     Cash on hand as of June 30, 1999 was $5.8 million, after considering the $8.3 million cash outlay for the NeoSoft acquisition on that date. We estimate that cash on hand will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund expansion through acquisitions and marketing.

     The availability of additional capital from public debt and equity markets is currently limited due to a decline in stock prices for the entire Internet sector. We are currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that we will enter into any facility, and if so, on what terms. In addition, we are currently investigating capital financing arrangements to help fund a portion of equipment purchases during the coming year which are estimated to total approximately $1.1 million. There can be no assurance that we will enter into any such capital equipment financing, and if so, on what terms.

     If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will have to modify our operations and growth strategies to match available funding. In such case, it is likely that our advertising expenditures would be downscaled to a level where positive cash flows are generated from operations. We have no long term advertising commitments, and our scheduled television commercials may be cancelled with less than two weeks notice.

YEAR 2000

     The Year 2000 issue relates to computer programs that use two digits rather than four digits to define an applicable year. Software may recognize a date as the year 1900 rather than the year 2000, which could result in system failures or miscalculations, causing disruptions of operations. This could cause a temporary inability to process transactions, send invoices, route our subscribers' Internet traffic or engage in similar normal business activities.

     We have developed a Year 2000 Plan (the "Plan") which is designed to address Year 2000 issues so that we will be prepared for any problems arising from the arrival of the Year 2000. The Plan covers: (i) internally developed and vendor supplied software products which are provided to our subscribers, (ii) network software and hardware, including routing and server components, and telephony systems, (iii) network operations and network support systems, (iv) software and hardware components used by our customer care and sales departments, and (v) other office infrastructure components. Additionally, the plan is designed to identify and assess our third party network service providers and major vendors ("Third Party Systems") in order to develop and implement action and contingency plans where appropriate in connection with these Third Party Systems.

     For the internal systems described above, the Plan requires that we

     (1) investigate our internal software and hardware components in order to assess the current state of Year 2000 readiness,

     (2) prepare an evaluation of the resources necessary to upgrade our components to become Year 2000 ready,

     (3) develop and execute action plans to procure the necessary resources and implement fixes to the problems that exist,

     (4) re-evaluate the upgraded components, and

     (5) repeat steps 2 through 4, if necessary.

     For our Third Party Systems, the plan requires that we

     (1) investigate the products and services provided by Third Party Systems in order to assess the current state of Year 2000 readiness with respect to these external suppliers, including a survey of the publicly available statements issued by vendors of those systems,

     (2) inquire of our Third Party Systems as to their plans to remedy any issues outstanding relating to Year 2000 issues,

     (3) evaluate alternatives to existing Third Party Systems relationships in cases where Year 2000 readiness is questionable, and

     (4) take the appropriate steps to become Year 2000 ready.

In addition to the preparation work on both internal and external systems, the Plan also details contingency plans which are designed to deal with unanticipated Year 2000 issues, should they arise.

  State of Readiness

     We supply our subscribers with a software package that, among other things, allows subscribers to access our services. The software package consists of internally developed software which is bundled with third party software (collectively, the "Installation Package"). We believe that the current version of our software package is Year 2000 ready. In addition, we believe that substantially all of our customer base is presently using a version of the Installation Package that is Year 2000 ready.

     Our network components consist primarily of routers and servers. Routers function as network traffic coordinators and determine the paths that individual packets of data will take to get from point A to point B. The primary component of router functionality is the software which manages the data traffic. We believe that the current version of the software within the routers is Year 2000 ready. Servers act as the processing centers for the management of information. Our servers, generally, utilize the UNIX operating system or internally developed systems, all of which we believe are currently Year 2000 ready. Our telephone system which manages all inbound and outbound phone and fax capabilities is currently not Year 2000 ready. We are in the process of upgrading the software component of the system and expect that this upgrade will be completed by October 1999.

     Our NOCC monitors the internal and external network operations using specialized software provided by Third Party Systems. We are currently in the evaluation phase of the Plan for network operations software and we do not anticipate any significant issues in making this software Year 2000 ready.

     Our customer care and sales departments utilize standardized desktop computers to interact with our internal data systems. We are currently in the evaluation phase of the Plan with respect to desktop computers and expect to develop action plans, if necessary, in the current fiscal quarter. We do not believe that significant issues exist relating to our customer care and sales departments' systems. Other office infrastructure includes, among others, our administrative computer systems, fax machines, and copiers. We are in the evaluation phase of the Plan with respect to these systems and currently, we do not expect significant Year 2000 issues to exist.

  Costs

     We have incurred expenses of approximately $50,000 in connection with the implementation of the Plan, We estimate that an additional $40,000 to $50,000 will be incurred through the remainder of the execution of the Plan.

  Risks

     Our failure to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of our network or other systems, including the disruption of operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Presently, however, we believe that our most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third-party services. Specifically, we are heavily dependent on a significant number of third-party vendors to provide network services. A significant Year 2000-related disruption of the network services provided by Third Party Systems could cause subscribers to seek alternative providers or cause an unmanageable burden on operations, liquidity and financial condition. We are not presently aware of any Third Party Systems issue that is likely to result in such a disruption. Although there is inherent uncertainty in the Year 2000 issue, we expect that as we progress with the Plan, the level of uncertainty about the impact of the Year 2000 issue will be reduced and we should be better positioned to identify the nature and extent of material risk as a result of any Year 2000 disruptions.

  Contingency Plans

     Due to the current stage of our Plan, we are currently unable to fully assess our risks and determine what contingency plans, if any, need to be implemented. As we progress with our Plan and identify specific risks areas, we intend to timely implement appropriate remedial actions and contingency plans.

     The estimates and conclusions herein contain forward-looking statements and are based on our best estimates of future events. Our expectations about risks, future costs, and the timely completion of our Year 2000 efforts are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential Year 2000 issues and the ability of Third Party Systems to appropriately address their Year 2000 issues.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Internet America are attached hereto as pages 21 through 35 and include our Balance Sheets as of June 30, 1998 and 1999, Statements of Operations for the years ended June 30, 1998 and 1999, Statements of Shareholders' Equity for the years ended June 30, 1998 and 1999, Statements of Cash Flows for the years ended June 30, 1998 and 1999, and the Notes to the Consolidated Financial Statements, together with a report thereon of Deloitte & Touche LLP, dated August 13, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF INTERNET AMERICA; COMPLIANCE WITH
        SECTION 16 OF THE EXCHANGE ACT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," and "Section 16 Requirements" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Shareholders" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either provided with this Report or are incorporated herein by reference:

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Securities Purchase Agreement dated September 25, 1996 by and among First Computer Services Corporation and
                            Internet America, Inc.(1)
           2.2           -- Asset Purchase Agreement dated July 31, 1996 by and
                            between Internet America, Inc. and Webstar, Inc.(1)
           2.3           -- Asset Purchase Agreement dated November 26, 1997 by and between Internet America, Inc. and Why?
                            Telecommunications, Inc.(1)
           2.4           -- Asset Purchase Agreement dated as of January 29, 1999 by and among CompuNet, Inc., William Thompson, Internet
                            America, Inc. and Geek Assets, Inc.(2)
           2.5           -- Securities Purchase Agreement dated as of February 18,
                            1999 by and among CyberRamp, L.L.C., its Members and
                            Internet America, Inc.(3)
           2.6           -- Agreement and Plan of Merger dated as of June 30, 1999 by and among Internet America, Inc., NeoSoft, Inc. and
                            certain of the shareholders of NeoSoft, Inc.(4)
           3.1           -- Internet America, Inc.'s Articles of Incorporation(1)
           3.2           -- Internet America, Inc.'s Articles of Amendment to
                            Articles of Incorporation(1)
           3.3           -- Internet America, Inc.'s Bylaws(1)
           3.4           -- Internet America, Inc.'s Amendment to Bylaws(1)
           3.5           -- Application for Certificate of Withdrawal of Internet
                            America, Inc.(1)
           3.6           -- Articles of Merger merging Internet America, Inc., an
                            Arizona Corporation, with and into INTRNTUSA, INC., a
                            Texas corporation(1)
           4.1           -- Specimen Common Stock certificate(1)
           4.2           -- Certificate of Designation of the Series A Preferred
                            Stock of Internet America, Inc.(1)
           4.3           -- Amended Certificate of Designation of the Series A
                            Preferred Stock of Internet America, Inc.(1)
           4.4           -- Certificate of Designation of the Series B Preferred
                            Stock of Internet America, Inc.(1)
          10.1           -- Network Services Agreement dated August 25, 1997 by and between Internet America, Inc. and Golden Harbor of
                            Texas, Inc.(1)
          10.2           -- Consulting Agreement dated April 20, 1999 by and between
                            Internet America, Inc. and Gary L. Corona(5)
          10.3           -- Financial Advisory Agreement dated April 20, 1999 by and among Carl Westcott LLC and Internet America, Inc.(5)
          11.1           -- Statement regarding computation of per share earnings(6)
          16.1           -- Letter on change in certifying accountant(1)
          21.1           -- Subsidiaries list*
          23.1           -- Consent of Deloitte & Touche LLP*
          24.1           -- Reference is made to the Signatures section of this
                            Registration Statement for the Power of Attorney
                            contained therein
          27.1           -- Financial Data Schedule*

---------------

 *  Filed herewith.

(1) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 (No. 333-59527), and incorporated herein by reference.

(2) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on March 1, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 (No. 333-78615), and incorporated herein by reference.

(6) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (b) Reports on Form 8-K. On July 15, 1999, we filed a Current Report on Form 8-K to report that on June 30, 1999, we acquired all of the issued and outstanding securities of NeoSoft, Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger between us, NeoSoft and certain of the securityholders of NeoSoft.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of September, 1999.

                                            INTERNET AMERICA, INC.

                                            By    /s/ MICHAEL T. MAPLES
                                             -----------------------------------
                                                      Michael T. Maples
                                                President and Chief Executive
                                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----
                /s/ MICHAEL T. MAPLES                  President and Chief           September 15, 1999
-----------------------------------------------------    Executive Officer and
                  Michael T. Maples                      Director (Principal
                                                         Executive Officer)

                 /s/ JAMES T. CHANEY                   Vice President, Chief         September 15, 1999
-----------------------------------------------------    Financial Officer and
                   James T. Chaney                       Treasurer (Principal
                                                         Financial Officer and
                                                         principal accounting
                                                         officer)

                 /s/ WILLIAM O. HUNT                   Chairman and Director         September 15, 1999
-----------------------------------------------------
                   William O. Hunt

                  /s/ JACK T. SMITH                    Director                      September 15, 1999
-----------------------------------------------------
                    Jack T. Smith

                   /s/ GARY CORONA                     Director                      September 15, 1999
-----------------------------------------------------
                     Gary Corona

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   22
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   23
  Consolidated Statements of Operations.....................   24
  Consolidated Statements of Shareholders' Equity
     (Deficit)..............................................   25
  Consolidated Statements of Cash Flows.....................   26
  Notes to Consolidated Financial Statements................   27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Internet America, Inc. and subsidiary

     We have audited the consolidated balance sheets of Internet America, Inc. and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet America, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            DELOITTE & TOUCHE LLP

August 13, 1999
(Except for fourth paragraph of
Note 12, as to which the date is
September 10, 1999)
Dallas, Texas

                     INTERNET AMERICA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,845,562    $    618,290
  Accounts receivable, net of allowance for uncollectible
     accounts of $366,940 and $198,155 in 1999 and 1998,
     respectively...........................................     1,122,894         494,961
  Prepaid expenses and other current assets.................       126,433          30,824
                                                              ------------    ------------
          Total current assets..............................     7,094,889       1,144,075
PROPERTY AND EQUIPMENT -- Net...............................     2,622,637       2,132,131
OTHER ASSETS -- Net.........................................     9,195,878         785,634
                                                              ------------    ------------
          Total.............................................  $ 18,913,404    $  4,061,840
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Trade accounts payable....................................  $  2,131,201    $  1,153,728
  Accrued liabilities.......................................     1,068,774       1,322,356
  Deferred revenue..........................................     3,358,347       3,660,006
  Current portion of capital lease obligations..............        41,195         358,645
  Current maturities of long-term debt......................       434,934         686,302
  Advances under line of credit.............................            --         225,000
  Notes payable to shareholders.............................            --       2,017,713
                                                              ------------    ------------
          Total current liabilities.........................     7,034,451       9,423,750
CAPITAL LEASE OBLIGATIONS, net of current portion...........       102,246         143,915
LONG-TERM DEBT, net of current portion......................       151,997       1,182,273
                                                              ------------    ------------
          Total liabilities.................................     7,288,694      10,749,938
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock, $.01 par value;
     400,000 shares authorized, 379,672 issued and
     outstanding in 1998....................................            --           3,796
  Series B convertible preferred stock, $.01 par value,
     300,000 shares authorized, 73,667 issued and
     outstanding in 1998....................................            --             737
  Common stock, $.01 par value; 40,000,000 shares
     authorized, 6,912,930 and 3,914,840 issued and
     outstanding in 1999 and 1998, respectively.............        69,130          39,148
  Additional paid-in capital................................    24,231,065       3,480,288
  Accumulated deficit.......................................   (12,675,485)    (10,212,067)
                                                              ------------    ------------
          Total shareholders' equity (deficit)..............    11,624,710      (6,688,098)
                                                              ------------    ------------
          Total.............................................  $ 18,913,404    $  4,061,840
                                                              ============    ============

                See notes to consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
REVENUES:
  Access....................................................  $15,911,844   $12,117,587
  Business services.........................................    2,097,774     1,919,326
  Other.....................................................      109,412        41,312
                                                              -----------   -----------
          Total.............................................   18,119,030    14,078,225
                                                              -----------   -----------
OPERATING COSTS AND EXPENSES:
  Connectivity and operations...............................    8,800,924     7,417,819
  Sales and marketing.......................................    6,044,762     1,925,180
  General and administrative................................    4,244,557     2,947,828
  Depreciation and amortization.............................    1,685,097     1,739,301
                                                              -----------   -----------
          Total.............................................   20,775,340    14,030,128
                                                              -----------   -----------
INCOME (LOSS) FROM OPERATIONS...............................   (2,656,310)       48,097
INTEREST INCOME.............................................      405,287            --
INTEREST EXPENSE............................................     (220,182)     (670,035)
INCOME TAX BENEFIT (EXPENSE)................................        7,787       (24,000)
                                                              -----------   -----------
NET LOSS....................................................  $(2,463,418)  $  (645,938)
                                                              ===========   ===========
NET LOSS PER COMMON SHARE:
  BASIC.....................................................  $     (0.45)  $     (0.16)
                                                              ===========   ===========
  DILUTED...................................................  $     (0.45)  $     (0.16)
                                                              ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC.....................................................    5,533,670     3,914,856
                                                              ===========   ===========
  DILUTED...................................................    5,533,670     3,914,856
                                                              ===========   ===========

                See notes to consolidated financial statements.

                   INTERNET AMERICA, INC. AND ITS SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                    CONVERTIBLE
                                  PREFERRED STOCK       COMMON STOCK       ADDITIONAL      TREASURY STOCK
                                 -----------------   -------------------     PAID-IN     ------------------   ACCUMULATED
                                  SHARES    AMOUNT    SHARES     AMOUNT      CAPITAL     SHARES     AMOUNT      DEFICIT
                                 --------   ------   ---------   -------   -----------   -------   --------   ------------
BALANCE, JULY 1, 1997..........   453,339   $4,533   3,942,965   $39,429   $ 3,584,507    28,125   $(12,500)  $(9,566,129)
Purchase of stock options......        --      --           --       --        (92,000)       --         --            --
Cancellation of treasury
  stock........................        --      --      (28,125)    (281)       (12,219)  (28,125)    12,500            --
Net loss.......................        --      --           --       --             --        --         --      (645,938)
                                 --------   ------   ---------   -------   -----------   -------   --------   ------------
BALANCE, JUNE 30, 1998.........   453,339   4,533    3,914,840   39,148      3,480,288        --         --   (10,212,067)
Conversion of preferred
  stock........................  (453,339)  (4,533)  1,020,013   10,200         (5,667)       --         --            --
Issuance of common stock:
  For initial public offering,
    net proceeds...............        --      --    1,700,000   17,000     19,742,714        --         --            --
  Other........................        --      --      278,077    2,782        702,544        --         --            --
Contribution of capital in
  exchange for note payable....        --      --           --       --        311,186        --         --            --
Net loss.......................        --      --           --       --             --        --         --    (2,463,418)
                                 --------   ------   ---------   -------   -----------   -------   --------   ------------
BALANCE, June 30, 1999.........        --   $  --    6,912,930   $69,130   $24,231,065        --   $     --   $(12,675,485)
                                 ========   ======   =========   =======   ===========   =======   ========   ============

                                     TOTAL
                                 SHAREHOLDERS'
                                    EQUITY
                                   (DEFICIT)
                                 -------------
BALANCE, JULY 1, 1997..........   $(5,950,160)
Purchase of stock options......       (92,000)
Cancellation of treasury
  stock........................            --
Net loss.......................      (645,938)
                                  -----------
BALANCE, JUNE 30, 1998.........    (6,688,098)
Conversion of preferred
  stock........................            --
Issuance of common stock:
  For initial public offering,
    net proceeds...............    19,759,714
  Other........................       705,326
Contribution of capital in
  exchange for note payable....       311,186
Net loss.......................    (2,463,418)
                                  -----------
BALANCE, June 30, 1999.........   $11,624,710
                                  ===========

                See notes to consolidated financial statements.

                   INTERNET AMERICA, INC. AND ITS SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                                  1999          1998
                                                              ------------   ----------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (2,463,418)  $ (645,938)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     1,685,097    1,739,301
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................      (858,500)    (152,529)
       Prepaid expenses and other current assets............      (114,905)      32,432
       Other assets.........................................      (126,580)      21,511
       Accounts payable and accrued liabilities.............     1,360,104     (198,356)
       Deferred revenue.....................................      (140,836)   1,228,363
                                                              ------------   ----------
          Net cash provided by (used in) operating
            activities......................................      (659,038)   2,024,784
                                                              ------------   ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................    (3,395,765)    (846,725)
  Purchase of subscribers, net of cash acquired.............    (7,970,442)     (50,000)
                                                              ------------   ----------
          Net cash used in investing activities.............   (11,366,207)    (896,725)
                                                              ------------   ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common equity...................    21,025,726           --
  Purchase of stock options.................................            --      (92,000)
  Proceeds from issuance of long term debt..................            --      311,186
  Principal payments of notes payable to shareholders.......    (2,017,713)          --
  Principal payments under capital lease obligations........      (359,119)    (436,850)
  Principal payments of long-term debt......................    (1,171,377)    (295,679)
  Payments on line of credit................................      (225,000)     (18,000)
                                                              ------------   ----------
          Net cash provided by (used in) financing
            activities......................................    17,252,517     (531,343)
                                                              ------------   ----------

NET INCREASE IN CASH........................................     5,227,272      596,716

CASH, BEGINNING OF PERIOD...................................       618,290       21,574
                                                              ------------   ----------
CASH, END OF PERIOD.........................................  $  5,845,562   $  618,290
                                                              ============   ==========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest....................................  $    156,630   $  750,522
  Equipment acquired under capital leases...................  $         --   $  127,500
  Subscriber purchase assumption of service obligations.....  $    183,457   $  412,422
  Contribution of capital in exchange for note payable......  $    311,186   $       --

                See notes to consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Internet America, Inc. is a leading Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers, including customers with little or no online experience.

     The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties including, among others, risks associated with technology and regulatory trends, evolving industry standards, dependence on its network infrastructure and suppliers, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and need for additional capital or refinancing of existing obligations. There can be no assurance that the Company will be successful in sustaining profitability and positive cash flow in the future.

     The financial statements have been restated to reflect the combinations during 1999 of CompuNet, Inc. ("CompuNet") and CyberRamp, L.L.C. ("CyberRamp") as if the combinations occurred at the beginning of the earliest period presented. The combinations have been accounted for as poolings of interests under the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." (See note 11.)

     On June 30, 1999, Internet America acquired for cash all the issued and outstanding securities of NeoSoft, Inc., a Texas corporation ("NeoSoft"). As a result of the purchase, NeoSoft became a wholly owned subsidiary of the Company, and the Company became the indirect owner of all of the assets of NeoSoft, including its customer base and the computer equipment used to service such customer base. The acquisition has been accounted for as a purchase, and is included in the balance sheet as of June 30, 1999.

     Revenue Recognition -- Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided.

     Credit Risk -- The Company's accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the use of preapproved charges to customer credit cards. The large number of customers comprising the customer base mitigates the concentration of credit risk.

     Financial Instruments -- The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash on hand, cash deposited in money market accounts, and investments in high grade commercial paper or treasury notes having maturities of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair value.

     Property and Equipment -- Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

     Equipment Under Capital Lease -- The Company leases certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the related lease term.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

     Other Assets -- Other assets consist primarily of subscriber acquisition costs and goodwill related to the acquisition of NeoSoft. The Company allocates the purchase price to acquired subscriber bases and goodwill based on reasonable allocation methods at the time of acquisition. Amortization of subscriber acquisition costs and goodwill are provided using the straight-line method over three years commencing upon completion of the transaction.

     The carrying values of subscriber acquisition costs and goodwill are periodically reviewed and impairments, if any, are recognized when expected future benefit to be derived from individual intangible assets is less than its carrying value.

     Long-Lived Assets -- The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred. Provisions for asset impairments are based on discounted cash flow projections in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and such assets are written down to their estimated fair values.

     Stock-Based Compensation -- The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," had been adopted.

     Advertising Expenses -- The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 1999 and 1998 were $4,751,092 and $1,657,849, respectively.

     Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

     Basic and Diluted Net Loss Per Share -- Share and per share amounts have been adjusted retroactively for the 2.25-to-1.00 stock split which was effected in July 1998 and for the shares issued in connection with the business combinations that occurred during the year. Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments. Due to the net losses reported for the periods presented herein, all of the Company's stock options and warrants are antidilutive, and basic and diluted loss per share amounts are therefore the same for all periods presented.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

2. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Data communications and office equipment...................  $ 7,522,836   $ 4,530,373
Leasehold improvements.....................................      513,937       450,360
Furniture and fixtures.....................................      315,919       307,404
Computer software..........................................      424,156       249,484
                                                             -----------   -----------
                                                               8,776,848     5,537,621
Less accumulated depreciation and amortization.............   (6,154,211)   (3,405,490)
                                                             -----------   -----------
                                                             $ 2,622,637   $ 2,132,131
                                                             ===========   ===========

     Depreciation and amortization expense charged to operations was $1,685,097 and $1,739,301, for the years ended June 30, 1999 and 1998, respectively.

3. OTHER ASSETS

     Other assets consist of:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Goodwill....................................................  $5,432,658   $       --
Acquired subscribers........................................   4,382,057    1,072,462
Loan origination costs......................................      20,889       20,353
Deposits....................................................      76,037       61,811
Other.......................................................      17,500       50,925
                                                              ----------   ----------
                                                               9,929,141    1,205,551
Less accumulated amortization...............................    (733,263)    (419,917)
                                                              ----------   ----------
                                                              $9,195,878   $  785,634
                                                              ==========   ==========

     In June 1999, the Company acquired approximately 9,500 subscribers of NeoSoft, Inc. for approximately $8.3 million, including acquisition costs, which was allocated to subscriber acquisition costs and goodwill based on the fair value of customers acquired at June 30, 1999.

4. LINE OF CREDIT AGREEMENTS

     Through December 15, 1998 or upon the effective date of a defined securities registration, the Company could borrow, subject to the approval of a Director of the Company, up to $350,000 under a revolving credit agreement. Interest on borrowings under the agreement was at the bank's prime rate (8.5% at June 30, 1999 and 1998) and was guaranteed by a Director. The Director received guaranty fees, payable on demand, equal to 18% of the outstanding borrowings, less interest paid to the bank. The outstanding borrowings at June 30, 1998 were $225,000. The balance was repaid in December 1998 from the proceeds from the Company's initial public offering.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

5. LONG-TERM DEBT

     Long-term debt consists of:

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
Note payable in connection with equipment acquisitions, due
  at varying dates from July 2000 to November 2001, bearing
  interest at 7% and 8%, with principal and interest due
  monthly...................................................  $ 397,251   $  448,481
Other notes payable due from March 2000 through October
  2001, with interest ranging from the prime rate to 16%....    134,413           --
Note payable to unrelated third party bearing interest at
  the prime rate, interest payable annually.................     55,267           --
Note payable to an unrelated third party, bearing interest
  at 16.5%, payable in equal monthly installments of
  $10,266, including interest, through January 1999.........         --       79,773
Note payable to a related party maturing December 31, 1999
  bearing interest at 15%. All outstanding principal and
  interest on the note was paid in December 1998............         --      231,186
Note payable in connection with acquisition of Webstar, Inc.
  subscriber base, due June 30, 1999 or upon the effective
  date of a defined securities registration, bearing
  interest at 14%, payable monthly. All outstanding
  principal and interest on the note paid in December
  1998......................................................         --      352,125
Note payable to a financial institution maturing December
  31, 2003, bearing interest at 10.5%, with principal and
  interest payable monthly. All outstanding principal and
  interest on the note was paid in December 1998............         --      473,126
Note payable in connection with the acquisition of a
  subscriber base, due December 31, 2003, bearing interest
  at 8%. All outstanding principal and interest was paid in
  December 1998.............................................         --      178,000
Note payable to a related party maturing December 31, 1999
  bearing interest at 8%. All outstanding principal and
  interest on the note was paid in December 1998............         --       80,000
                                                              ---------   ----------
                                                                586,931    1,868,575
Less current portion........................................   (434,934)    (686,302)
                                                              ---------   ----------
                                                              $ 151,997   $1,182,273
                                                              =========   ==========

6. NOTES PAYABLE TO SHAREHOLDERS

     During fiscal 1997, the Company entered into two loan agreements with entities acting as nominees for current shareholders, with borrowings of $1,767,713 and $250,000. Interest of 10% and 18%, respectively, was payable monthly on the notes. The notes were due September 25, 1997 and April 1, 1997, respectively. The assets of the Company collateralized the notes. On June 30, 1998, the loan agreements, which were in default, were restructured at the prime rate (8.5% as of June 30, 1998), with borrowings due in monthly payments approximating $129,000 or upon the effective date of a defined securities registration. The balance was repaid in December 1998 using proceeds from the Company's initial public offering.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

7. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $601,000 and $574,000 for the years ended June 30, 1999 and 1998, respectively. At June 30, 1999, future minimum lease payments on capital and operating leases were approximately as follows:

                                                              CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                              --------    ----------
2000........................................................  $ 73,398    $  635,870
2001........................................................    49,183       352,196
2002........................................................    39,959        37,048
2003........................................................    20,148            --
2004........................................................        --            --
                                                              --------    ----------
          Total minimum lease payments......................   182,688    $1,025,114
                                                                          ==========
Less amounts representing interest..........................   (39,247)
                                                              --------
Present value of minimum capitalized lease payments.........   143,441
Less current portion........................................   (41,195)
                                                              --------
Long-term capitalized lease obligations.....................  $102,246
                                                              ========

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

8. SHAREHOLDERS' EQUITY (DEFICIT)

     Earnings Per Share -- Potentially dilutive securities have been excluded from the computation of earnings per share for the years ended June 30, 1999 and 1998 as their effect is antidilutive. Had the Company been in a net income position, diluted earnings per share would have included an additional 704,779 shares related to outstanding options and warrants, (determined using the treasury stock method at the estimated average fair value) and for convertible preferred stock not included above for the year ended June 30, 1999.

     Common Stock -- The Company has authorized 40,000,000 shares of $0.01 par value common stock. During the year ended June 30, 1997, the Company issued 544,149 shares of its common stock in exchange for cash of $232,287. The Company also issued 15,001 shares of common stock in exchange for services provided by one of the Company's employees. The shares issued were recorded at $25,000, the value of the services provided.

     During December 1998, the Company completed an initial public offering (the "Offering") of its common stock and sold 1,700,000 shares at a price of $13 per share. Proceeds from the Offering, net of underwriting discounts and offering expenses, were approximately $19.8 million. Part of these proceeds were used to pay certain indebtedness of $2.1 million.

     Preferred Stock -- The Company authorized 5,000,000 shares of preferred stock issuable in series. The Company authorized 400,000 shares of $0.01 par value Series A Preferred Stock. Each share of the Series A Preferred Stock was convertible at any time into 2.25 shares of the Company's common stock and has the same dividend rights as the common stock. Each share of the Series A Preferred Stock was automatically converted into 2.25 shares of the Company's common stock 30 days following the public offering of shares of common stock of the Company.

     The Company authorized 300,000 shares of $0.01 par value Series B Preferred Stock. Each share of Series B Preferred Stock was convertible at any time into
2.25 shares of the Company's common stock. The

                     INTERNET AMERICA, INC. AND SUBSIDIARY

Series B Preferred Stock automatically converted to common stock 30 days following the public offering of shares of the Company's common stock. The Series A and Series B Preferred Stock had no specific dividend rate and the holders of each class of preferred stock are entitled to receive the same dividends as holders of common stock.

     Employee Stock Purchase Plan -- Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 200,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 1999, 1,069 shares were purchased at $16.05 per share. At June 30, 1999, 198,931 shares were available under the Purchase Plan for future issuance. The Purchase Plan is subject to shareholder approval.

     Stock Option Plans -- The Company's 1996 Nonqualified Stock Option Plan (the "1996 Option Plan") was adopted by the Board of Directors and the Company's shareholders in December 1996. Pursuant to the 1996 Option Plan, the Company may grant incentive and nonqualified stock options to key employees of the Company. A total of 225,000 shares of common stock have been reserved for issuance under the 1996 Option Plan.

     The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 41,891 options outstanding to its employees under the 1996 Option Plan. These options are exercisable at $1.67 per share of common stock.

     In connection with a note payable for $79,773, the Company issued detachable warrants during 1996 to purchase 33,750 shares of common stock at $1.67 per share. The fair value of the warrants has not been reflected in the financial statements, as the amount was immaterial. The warrants are exercisable from January 1, 1998 through December 31, 1999. All outstanding principal and interest on the note was paid in December 1998.

     The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 400,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

     During December 1998, 109,000 options to purchase shares of common stock were granted to certain directors and employees of the Company under the 1998 Option Plan at an exercise price ranging from $8.00 to $13.00. During April 1999, an option to purchase 75,000 shares of common stock at an exercise price of $25.00 per share was granted to a director of the Company under the terms of a consulting agreement.

     The Company applies APB No. 25 and related Interpretations in accounting for its plans. The estimated fair value of each option grant was determined by reference to recent private arm's length sales of common and preferred stock. In cases where there were no arm's length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 1999 and 1998.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  1999         1998
                                                               -----------   ---------
Net loss.......................................  As reported   $(2,463,418)  $(645,938)
                                                 Pro Forma      (3,475,067)   (660,400)
Basic and Diluted loss per share...............  As reported   $     (0.45)  $   (0.16)
                                                 Pro Forma     $     (0.63)  $   (0.17)

     A summary of the status of the Company's stock options as of June 30, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                  1999                         1998
                                       --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                      AVERAGE
                                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                       ---------   --------------   ---------   --------------
Outstanding at beginning of period...  1,189,976       $ 1.59       1,260,364       $1.85
Granted..............................    184,000        17.28         393,750        1.67
Exercised............................   (244,338)        1.57              --          --
Forfeited............................   (108,929)        2.16        (205,388)       2.43
Purchased............................         --           --        (258,750)       0.09
                                       ---------                    ---------
Outstanding at end of period.........  1,020,709         4.42       1,189,976        1.59
                                       =========                    =========
Options exercisable at year end......    627,166         3.21         733,793        1.55
                                       =========                    =========

     The following table summarizes information about stock options outstanding at June 30, 1999:

                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ----------------------------------------   -------------------------
                    NUMBER           WEIGHTED-AVERAGE          NUMBER        NUMBER
   RANGE OF       OUTSTANDING     REMAINING CONTRACTUAL      EXERCISABLE   EXERCISABLE
EXERCISE PRICES   AT 6/30/99    LIFE AS OF 6/30/99 (YEARS)   AT 6/30/99    AT 6/30/98
---------------   -----------   --------------------------   -----------   -----------
    $ 0.09           55,000                6.1                  55,000        78,750
      1.67          781,709                7.3                 474,666       655,043
      8.00           22,500                9.0                  22,500            --
     13.00           86,500                9.0                  67,500            --
     25.00           75,000                9.8                  75,000            --

     The Black-Scholes value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 3 to 6 years, volatility of 50%, risk-free interest rate of 5.0% and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $7.01 and $0.90 for the years ended June 30, 1999 and 1998, respectively.

9. INCOME TAXES

     No provision for income taxes has been recognized for the year ended June 30, 1999 as the Company has incurred net operating losses for income tax purposes and has no carryback potential. A current tax provision of $24,000 was recognized for the year ended June 30, 1998 related to the federal corporate alternative minimum tax.

                     INTERNET AMERICA, INC. AND SUBSIDIARY

     Deferred tax assets and liabilities as of June 30, 1999 and 1998, consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 4,695,000   $ 2,195,000
  Stock options granted at a discount......................           --        31,000
  Deferred revenue.........................................      113,000        44,000
  Allowance for doubtful accounts..........................           --       124,000
  Impairment of equipment..................................       89,000        67,000
  Depreciation and amortization............................      428,000       387,000
  Other....................................................       44,000        44,000
                                                             -----------   -----------
          Total deferred tax assets........................    5,369,000     2,892,000
Valuation allowance........................................   (5,369,000)   (2,892,000)
                                                             -----------   -----------
Net deferred tax assets....................................  $        --   $        --
                                                             ===========   ===========

     The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

     At June 30, 1999, the Company has net operating loss carryforwards of approximately $13.8 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2019 and may be limited in their use due to significant changes in the Company's ownership.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 1999 and 1998 is as follows:

                                                               YEARS ENDED
                                                                JUNE 30,
                                                              -------------
                                                              1999     1998
                                                              ----     ----
Federal income tax benefit at statutory rate................  (34)%    (34)%
State tax benefit, net of federal benefit...................   (3)      (3)
Valuation allowance.........................................   37       37
Alternative minimum tax.....................................    0        4
                                                              ---      ---
          Total income tax provision........................    0%       4%
                                                              ===      ===

10. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 1999.

11. BUSINESS COMBINATIONS

     On January 29, 1999, the Company exchanged 16,910 shares of its common stock and assumed liabilities of approximately $1.4 million, for substantially all of the net assets of CompuNet. On February 18, 1999, the Company exchanged 365,725 shares of its common stock for all the members' interest of CyberRamp. These combinations were accounted for as poolings of interests. Accordingly, the financial statements included herein have been restated to include CompuNet and CyberRamp as of the beginning of the earliest period presented. There were no intercompany transactions prior to their combination. No significant adjustments

                     INTERNET AMERICA, INC. AND SUBSIDIARY
were required to adopt the same accounting practices. The following summarizes the results of operations for the year ended June 30, 1998 for each of the combining companies prior to the combinations:

Revenue:
  Internet America..........................................   $10,643,272
  CompuNet..................................................     1,271,534
  CyberRamp.................................................     2,163,419
                                                               -----------
          Total.............................................   $14,078,225
                                                               ===========
Net income (loss):
  Internet America..........................................   $ 1,006,002
  CompuNet..................................................      (684,251)
  CyberRamp.................................................      (967,689)
                                                               -----------
          Total.............................................   $  (645,938)
                                                               ===========

12. SUBSEQUENT EVENTS

     On July 26, 1999, the Company acquired the subscribers of KDi, Inc., a Texas corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, the Company agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that successfully transition to Internet America's service by November 25, 1999.

     On July 28, 1999, the Company acquired the subscribers of INTX-NET, Inc., a Texas corporation ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, the Company agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that successfully transition to Internet America's service by November 27, 1999.

     On August 9, 1999, the Company acquired the Texas dial-up subscribers of PointeCom, Inc., a Texas corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, the Company agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that successfully transition to Internet America's service by December 8, 1999.

     On September 13, 1999, the Company announced a definitive agreement to acquire all of the outstanding shares of PDQ.net, a Houston-based ISP ("PDQ"), in a stock-for-stock transaction. According to the agreement, the Company will issue 2,425,000 shares of its common stock in exchange for all the outstanding stock of PDQ. The value of the transaction is approximately $32 million based on the September 10, 1999 closing price for Internet America's common stock. The transaction will close upon approval of Internet America and PDQ shareholders and is expected to be accounted for as a purchase.

                               INDEX TO EXHIBITS

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Securities Purchase Agreement dated September 25, 1996 by and among First Computer Services Corporation and
                            Internet America, Inc.(1)
           2.2           -- Asset Purchase Agreement dated July 31, 1996 by and
                            between Internet America, Inc. and Webstar, Inc.(1)
           2.3           -- Asset Purchase Agreement dated November 26, 1997 by and between Internet America, Inc. and Why?
                            Telecommunications, Inc.(1)
           2.4           -- Asset Purchase Agreement dated as of January 29, 1999 by and among CompuNet, Inc., William Thompson, Internet
                            America, Inc. and Geek Assets, Inc.(2)
           2.5           -- Securities Purchase Agreement dated as of February 18,
                            1999 by and among CyberRamp, L.L.C., its Members and
                            Internet America, Inc.(3)
           2.6           -- Agreement and Plan of Merger dated as of June 30, 1999 by and among Internet America, Inc., NeoSoft, Inc. and
                            certain of the shareholders of NeoSoft, Inc.(4)
           3.1           -- Internet America, Inc.'s Articles of Incorporation(1)
           3.2           -- Internet America, Inc.'s Articles of Amendment to
                            Articles of Incorporation(1)
           3.3           -- Internet America, Inc.'s Bylaws(1)
           3.4           -- Internet America, Inc.'s Amendment to Bylaws(1)
           3.5           -- Application for Certificate of Withdrawal of Internet
                            America, Inc.(1)
           3.6           -- Articles of Merger merging Internet America, Inc., an
                            Arizona Corporation, with and into INTRNTUSA, INC., a
                            Texas corporation(1)
           4.1           -- Specimen Common Stock certificate(1)
           4.2           -- Certificate of Designation of the Series A Preferred
                            Stock of Internet America, Inc.(1)
           4.3           -- Amended Certificate of Designation of the Series A
                            Preferred Stock of Internet America, Inc.(1)
           4.4           -- Certificate of Designation of the Series B Preferred
                            Stock of Internet America, Inc.(1)
          10.1           -- Network Services Agreement dated August 25, 1997 by and between Internet America, Inc. and Golden Harbor of
                            Texas, Inc.(1)
          10.2           -- Consulting Agreement dated April 20, 1999 by and between
                            Internet America, Inc. and Gary L. Corona(5)
          10.3           -- Financial Advisory Agreement dated April 20, 1999 by and among Carl Westcott LLC and Internet America, Inc.(5)
          11.1           -- Statement regarding computation of per share earnings(6)
          16.1           -- Letter on change in certifying accountant(1)
          21.1           -- Subsidiaries list*
          23.1           -- Consent of Deloitte & Touche LLP*
          24.1           -- Reference is made to the Signatures section of this
                            Registration Statement for the Power of Attorney
                            contained therein
          27.1           -- Financial Data Schedule*

---------------

 *  Filed herewith.

(1) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 (No. 333-59527), and incorporated herein by reference.

(2) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on March 1, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 (No. 333-78615), and incorporated herein by reference.

(6) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.