Form 10QSB
period 1999-09-30
INTERNET AMERICA INC
filed 1999-11-15
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                         OUTSTANDING AT NOVEMBER 1, 1999
                               ------------------

                 Common Stock at $.01 par value 7,063,756 Shares
                               ==================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             INTERNET AMERICA, INC.
                                 BALANCE SHEETS

                                                                         September 30 ,      June 30,
                                                                             1999              1999
                                                                         ------------      ------------
                                                                          (Unaudited)
                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                         $  3,303,947      $  5,845,562
       Trade receivables, net                                               1,212,126         1,122,894
       Prepaid expenses and other current assets                              128,906           126,433
                                                                         ------------      ------------
              Total current assets                                          4,644,979         7,094,889

PROPERTY AND EQUIPMENT, net                                                 2,311,849         2,622,637

OTHER ASSETS, net                                                           9,762,072         9,195,878
                                                                         ------------      ------------

                                                                         $ 16,718,900      $ 18,913,404
                                                                         ============      ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                            $  2,041,174      $  2,131,201
       Accrued liabilities                                                    884,161         1,068,774
       Deferred revenue                                                     2,907,039         3,358,347
       Current maturities of long-term debt                                   213,087           434,934
       Current maturities of capital lease obligations                         48,750            41,195
                                                                         ------------      ------------
              Total current liabilities                                     6,094,211         7,034,451

LONG-TERM DEBT, net of current portion                                        206,190           151,997

CAPITAL LEASE OBLIGATIONS, net of current portion                              87,000           102,246
                                                                         ------------      ------------
              Total liabilities                                             6,387,401         7,288,694
                                                                         ------------      ------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              7,062,439 and 6,912,930  issued and outstanding at
              September 30, 1999, and June 30, 1999, respectively              70,625            69,130
       Additional paid-in capital                                          24,512,851        24,231,065
       Accumulated deficit                                                (14,251,977)      (12,675,485)
                                                                         ------------      ------------
              Total shareholders' equity                                   10,331,499        11,624,710
                                                                         ------------      ------------

                                                                         $ 16,718,900      $ 18,913,404
                                                                         ============      ============


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
REVENUES:
       Access                                $  4,715,164      $  3,594,785
       Business services                          916,831           522,947
       Other                                      206,608            29,684
                                             ------------      ------------
          Total                                 5,838,603         4,147,416
                                             ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations              3,150,195         2,048,439
       Sales and marketing                      1,498,470           850,858
       General and administrative               1,387,200           837,995
       Depreciation and amortization            1,416,012           481,768
                                             ------------      ------------
          Total                                 7,451,877         4,219,060
                                             ------------      ------------

OPERATING LOSS                                 (1,613,274)          (71,644)
INTEREST INCOME (EXPENSE), NET                     36,782          (108,933)
                                             ------------      ------------

LOSS BEFORE INCOME TAX                         (1,576,492)         (180,577)
INCOME TAX EXPENSE                                     --           (10,000)
                                             ------------      ------------

NET LOSS                                     $ (1,576,492)     $   (190,577)
                                             ============      ============

NET LOSS PER COMMON
SHARE:

       BASIC                                 $      (0.22)     $      (0.05)
                                             ============      ============

       DILUTED                               $      (0.22)     $      (0.05)
                                             ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                    7,009,211         3,914,856

       DILUTED                                  7,009,211         3,914,856




See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                                $ (1,576,492)     $   (190,577)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                          1,416,012           481,768
         Changes in operating assets and liabilities:
             Accounts receivable                                                  (89,235)         (166,017)
             Prepaid expenses and other current assets                             (7,064)          (15,386)
             Other assets                                                           6,068          (295,592)
             Accounts payable and accrued liabilities                            (212,213)          158,769
             Deferred revenue                                                    (454,155)         (130,511)
                                                                             ------------      ------------
                  Net cash used in operating activities                          (917,079)         (157,546)
                                                                             ------------      ------------


INVESTING ACTIVITIES
     Purchases of property and equipment                                         (147,722)         (141,649)
     Purchases of subscribers                                                  (1,576,103)               --
                                                                             ------------      ------------
                  Net cash used in investing activities                        (1,723,825)         (141,649)
                                                                             ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                      273,014                --
     Proceeds from issuance of note payable to related party                           --           311,186
     Principal payments of capital lease obligations                               (7,691)         (110,571)
     Principal payments of notes payable to shareholders                               --          (230,912)
     Principal payments of long-term debt                                        (166,034)          (38,162)
     Payments on line of credit                                                        --           (77,238)
                                                                             ------------      ------------
                  Net cash provided by (used in) financing activities              99,289          (145,697)
                                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,541,615)         (444,892)

CASH AND CASH EQUIVALENTS, beginning of period                                  5,845,562           618,290
                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                     $  3,303,947      $    173,398
                                                                             ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                  $     12,350      $     71,493
     Cash paid for income taxes                                              $         --      $     15,750


See accompanying notes to condensed financial statements.

                             INTERNET AMERICA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB (File No 000-25147).

2.       Earnings Per Share

         There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended September 30, 1999, options to purchase 872,079 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended September 30, 1999, options to purchase 146,195 shares of common stock had been exercised.

3.       Recent Acquisitions

         On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.3 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans.

         On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDi Internet Solutions, a Texas Corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that successfully transition to Internet America's service.

         On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that successfully transition to Internet America's service.

         On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that successfully transition to Internet America's service.

         On September 12, 1999, we signed a definitive agreement to acquire all of the outstanding shares of PDQ.Net, Incorporated, a Houston-based ISP ("PDQ"), in a stock-for-stock transaction. According to the agreement, we will issue 2,425,000 shares of our common stock in exchange for all the outstanding stock of PDQ. The value of the transaction is approximately $29.4 million based on the September 30, 1999 closing Price for Internet America's common stock. The transaction is contingent upon approval of Internet America and PDQ shareholders and is expected to be accounted for as a purchase.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on September 15, 1999, discusses some additional important factors that could cause our actual results to differ materially from those in such forward-looking statements.


OVERVIEW

      Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of September 30, 1999, we served approximately 105,000 subscribers in the southwestern United States. Our business model is to create high user density in each geographic area we serve which allows us to realize substantial marketing and operating efficiencies.

      Our highest priority is to rapidly build market share in specific regions, instead of deploying extensive network infrastructure with a substantial number of underutilized points of presence (POPs). Our growth strategy focuses on continuing to add customers in existing markets and quickly building a critical mass of subscribers in new markets.

      We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offering is dial-up and broadband Internet access. For our business subscribers, we offer dedicated high speed Internet access, Web hosting and other services.

      Our most popular service package includes unlimited dial-up Internet access for $19.95 a month. We also offer value-added services for additional fees, including multiple e-mail boxes, personalized e-mail addresses and personal Web sites.

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

      On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDi Internet Solutions, a Texas corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that successfully transition to Internet America's service.

      On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that successfully transition to Internet America's service.

      On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that successfully transition to Internet America's service.

      On September 12, 1999, we signed a definitive agreement to acquire all of the outstanding shares of PDQ.Net, Incorporated, a Houston-based ISP ("PDQ"), in a stock-for-stock transaction. According to the agreement, we will issue 2,425,000 shares of our common stock in exchange for all the outstanding stock of PDQ. The value of the transaction is approximately $29.4 million based on the September 30, 1999 closing price for Internet America's common stock. The transaction is contingent upon approval of Internet America and PDQ shareholders and is expected to be accounted for as a purchase.


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

            Depreciation is computed using the straight line method over the estimated useful life of the assets. Our data communications equipment, computers, data server and office equipment are depreciated over three years. We depreciate our furniture, fixtures and leasehold improvements over five years. Acquisition costs are allocated among acquired subscriber bases and goodwill, both of which are amortized over three years. Amortization of acquired subscriber bases and goodwill will increase substantially during fiscal 2000 due to the acquisition of NeoSoft and other recent acquisitions.

      Our business is not subject to any significant seasonal influences.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth certain unaudited financial data for the three months ended September 30, 1999 and 1998. All amounts for the three months ended September 30, 1998 have been restated to reflect the poolings of interests with CompuNet, Inc. and CyberRamp, LLC., companies acquired by Internet America in the third quarter of fiscal 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                                 Three Months Ended               Three Months Ended
                                                 September 30, 1999               September 30, 1998
                                             --------------------------       --------------------------
                                                                % of                            % of
                                               (000's)        Revenues          (000's)        Revenues
                                             ----------      ----------       ----------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                                $    4,715            80.8%      $    3,595            86.7%
       Business services                            917            15.7%             523            12.6%
       Other                                        207             3.5%              29             0.7%
                                             ----------      ----------       ----------      ----------
              Total                               5,839           100.0%           4,147           100.0%
                                             ----------      ----------       ----------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations                3,151            54.0%           2,048            49.4%
       Sales and marketing                        1,498            25.7%             851            20.5%
       General and administrative                 1,387            23.8%             838            20.2%
       Depreciation and amortization              1,416            24.3%             482            11.6%
                                             ----------      ----------       ----------      ----------
              Total                               7,452           127.6%           4,219           101.7%
                                             ----------      ----------       ----------      ----------

OPERATING LOSS                                   (1,613)          (27.6%)            (72)           (1.7%)
INTEREST INCOME (EXPENSE), NET                       37             0.6%            (109)           (2.6%)
                                             ----------      ----------       ----------      ----------

LOSS BEFORE INCOME TAX                           (1,576)          (27.0%)           (181)           (4.4%)
INCOME TAX EXPENSE                                   --             0.0%             (10)           (0.2%)
                                             ----------      ----------       ----------      ----------

NET LOSS                                     $   (1,576)          (27.0%)     $     (191)           (4.6%)
                                             ==========      ==========       ==========      ==========

NET LOSS PER COMMON
SHARE:

       BASIC                                 $    (0.22)                      $    (0.05)
                                             ==========                       ==========

       DILUTED                               $    (0.22)                      $    (0.05)
                                             ==========                       ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                      7,009                            3,915

       DILUTED                                    7,009                            3,915

OTHER DATA:
Subscribers at end of period                    105,000                           64,200

       Total revenue. Total revenue increased by $1.7 million, or 40.8%, to $5.8 million for the three months ended September 30, 1999, from $4.1 million for the three months ended September 30, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $1.1 million, or 31.2%, to $4.7 million for the three months ended September 30, 1999, from $3.6 million for the same period in the prior year. The increase in access revenue is attributable to an increase in the number of dial-up subscribers from 64,200 at September 30, 1998, to 105,000 at September 30, 1999. Business services revenue increased by $394,000, or 75.3%, to $917,000 for the three months ended September 30, 1999, from $523,000 for the same period in the prior year. The increase in business services revenue is primarily due to the NeoSoft acquisition on June 30, 1999. Over half of NeoSoft's total revenue relates to business services. Other revenue increased by $177,000, to $207,000 for the three months ended September 30, 1999, from $30,000 for the same period in the prior year. The increase in other revenue is due to sales tax refunds related to NeoSoft operations and other miscellaneous revenue realized by NeoSoft.

       Connectivity and operations. Connectivity and operations expense increased by $1.1 million, or 53.8%, to $3.2 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998. As a percentage of revenue, connectivity and operations expense increased to 54.0% for the three months ended September 30, 1999, from 49.4% for the same period in the prior year. The increase as a percentage of revenue is primarily due to the effects of recent acquisitions. After an acquisition, there is some duplication of inbound telephone connectivity and Internet backbone connectivity during the transition period.

       Sales and marketing. Sales and marketing expense increased by $648,000, or 76.1%, to $1.5 million for the three months ended September 30, 1999, compared to $851,000 for the same period in the prior year. During the three months ended September 30, 1998, our marketing expenses were limited to an advertising campaign in the North Texas area only, our primary market during that time. For the three months ended September 30, 1999, our marketing campaign included television and billboard advertisements in a total of nine markets. Total sales and marketing expense of $1.5 million for the period ended September 30, 1999 included $1.2 million in television, print and billboard advertising. Approximately half of the $1.2 million in television, print and billboard advertising incurred for the quarter ended September 30, 1999 related to new markets outside of the North Texas area.

       General and administrative. General and administrative expense increased by $549,000, or 65.5%, to $1.4 million for the three months ended September 30, 1999, from $838,000 for the three months ended September 30, 1998. General and administrative expense as a percentage of total revenue increased to 23.8% for the three months ended September 30, 1999, from 20.2% for the same period in the prior year, primarily due to administrative support related to our growth strategy.

       Depreciation and amortization. Depreciation and amortization increased by $934,000, or 194%, to $1.4 million for the three months ended September 30, 1999, from $482,000 for the same period in the prior year. The increase is due to amortization of recently acquired subscriber bases and related goodwill along with additional depreciation expense related to routine upgrades of our network facilities. Approximately $724,000 of the total increase in depreciation and amortization relates to amortization of the subscriber base and goodwill related to the NeoSoft purchase which closed on June 30, 1999, and approximately $160,000 relates to amortization due to other recent acquisitions.

       Interest income and expense. We realized $37,000 of interest income during the three months ended September 30, 1999, compared to interest expense of $109,000 for the same period in the prior year. During the three months ended September 30, 1998, several notes payable to shareholders were outstanding, resulting in interest expense of $109,000 for the period. These notes payable were retired with part of the proceeds from our initial public offering in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes and certain other indebtedness. As of September 30, 1999, cash and cash equivalents on hand totaled $3.3 million.

       Cash used in operating activities totaled $1.2 million for the three months ended September 30, 1999, compared to cash used in operating activities of $158,000 for the same period in the prior year. During the three months ended September 30, 1999, sales and marketing expenses totaled $1.5 million, as compared to only $851,000 for the same period in the prior year. Increased connectivity costs and general and administrative expenditures related to our growth strategy also contributed to additional cash used in operations for the three months ended September 30, 1999, as compared to the same period a year ago.

       Cash used in investing activities totaled $1.5 million for the three months ended September 30, 1999, and consisted of $1.4 million in subscriber acquisition costs and routine purchases of property and equipment to expand and upgrade our network.

       Cash provided by financing activities totaled $99,000 for the three months ended September 30, 1999 and consisted of proceeds of $273,000 from the exercise of stock options by option holders less payments of $174,000 to service long-term obligations.

       We estimate that cash on hand of $3.3 million at September 30, 1999 along with cash provided by operations will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund expansion through acquisitions and marketing.

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

       We have developed a Year 2000 Plan (the "Plan") which is designed to address Year 2000 issues so that we will be prepared for any problems arising from the arrival of the Year 2000. The Plan covers: (i) internally developed and vendor supplied software products which are provided to our subscribers; (ii) network software and hardware, including routing and server components and telephony systems; (iii) network operations and network support systems; (iv) software and hardware components used by our customer care and sales departments; and (v) other office infrastructure components. Additionally, the Plan is designed to identify and assess our third party network service providers and major vendors ("Third Party Systems") in order to develop and implement action and contingency plans where appropriate in connection with these Third Party Systems.

       For the internal systems described above, the Plan requires that we

       1) investigate our internal software and hardware components in order to assess the current state of Year 2000 readiness,

       2) evaluate the resources necessary to upgrade our components to become Year 2000 ready,

       3) develop and execute action plans to procure the necessary resources and implement fixes to the problems that exist,

       4)     re-evaluate the upgraded components, and

       5)     repeat steps 2 through 4, if necessary.

       For our Third Party Systems, the plan requires that we

       1) investigate the products and services provided by Third Party systems in order to assess the current state of Year 2000 readiness with respect to these external suppliers, including a survey of the publicly available statements issued by vendors of those systems,

       2) inquire of our Third Party Systems as to their plans to remedy any outstanding issues, if any, relating to Year 2000 readiness,

       3) evaluate alternatives to existing Third Party Systems relationships in cases where Year 2000 readiness is questionable, and

       4)     take the appropriate steps to become Year 2000 ready.

In addition to the preparation work on both internal and external systems, the Plan also details contingency plans which are designed to deal with unanticipated Year 2000 issues, should they arise.

State of Readiness

       Our software products, network applications and system hardware components have been tested and continue to be reviewed. To date, we have experienced few problems relating to Year 2000 testing and any such problems have been addressed through upgrades or replacements. Additionally, we have investigated our Third Party Systems to assess their Year 2000 readiness, and have upgraded or replaced noncompliant Third Party Systems.

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

       Our network components consist primarily of routers and servers. Routers function as network traffic coordinators and determine the paths that individual packets of data will take to get from point A to point B. The primary component of router functionality is the software which manages the data traffic. We believe that the current version of the software within the routers is Year 2000 ready. Servers act as the processing centers for the management of information. Our servers generally utilize the UNIX operating system or internally developed systems, all of which we believe are currently Year 2000 ready. During the quarter ended September 30, 1999, we upgraded the software components of our telephone system, which manages all inbound and outbound phone and fax capabilities, and we believe it is currently Year 2000 ready.

       Our NOCC monitors the internal and external network operations using specialized software provided by Third Party Systems. Our network operations software has been upgraded and we believe that it is currently Year 2000 compliant.

       Our customer care and sales departments utilize standardized desktop computers to interact with our internal data systems. We do not believe that significant issues exist relating to our customer care and sales departments' systems. Other office infrastructure includes, among others, our administrative computer systems, fax machines and copiers. We do not expect significant Year 2000 issues to exist with these devices.

Costs

       We have incurred expenses of approximately $75,000 in connection with the implementation of the Plan. We estimate that an additional $10,000 to $15,000 will be incurred through the remainder of the execution of the Plan.

Risks

         Our failure to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of our network or other systems, including the disruption of operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Presently, however, we believe that our most reasonably likely worst case scenario related to the Year 2000 is associated with third party services. Specifically, we are heavily dependent on a significant number of third party vendors to provide network services. A significant Year 2000-related disruption of the network services provided by Third Party Systems could cause subscribers to seek alternative providers or cause an unmanageable burden on operations, liquidity and financial condition. We are not presently aware of any Third Party Systems issue that is likely to result in such a disruption. There is inherent uncertainty in the Year 2000 issue, but we expect that as our Plan progresses, the level of uncertainty about the impact of the Year 2000 issue will be reduced and we should be better positioned to identify the nature and extent of material risk as a result of any Year 2000 disruptions.

Contingency Plans

         We believe that we have assessed the risks involved with the Year 2000 issue and have established procedures to minimize any effect of an unidentified or Third Party Systems-created Year 2000 problem. These procedures include identifying recovery strategies and providing personnel on duty during the change-over specifically trained to deal with software failures and Third Party Systems failures, should they occur.

         The estimates and conclusions herein contain forward-looking statements and are based on our best estimates of future events. Our expectations about risks, future costs and the timely completion of our Year 2000 efforts are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential Year 2000 issues and the ability of Third Party Systems to appropriately address their Year 2000 issues.

"SAFE HARBOR" STATEMENT

         The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we will not retain or grow our subscriber base, (2) that we will fail to be competitive with existing and new competitors, (3) that we will not be able to sustain our current growth, (4) that we will not adequately respond to technological developments impacting the Internet, and (5) that needed financing will not be available to us if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             2.1 Agreement and Plan of Merger dated as of September 12, 1999 by and between Internet America, Inc., GEEK Houston II, Inc., PDQ.Net, Incorporated, William E. Ladin, Jr. and J.N. Palmer Family Partnership, incorporated by reference to Exhibit A to the preliminary proxy statement and definitive proxy statement filed with the Securities and Exchange Commission on October 7, 1999 and October 19, 1999, respectively (File No. 000-25147).

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

             3.3 Second Amendment to the Bylaws of Internet America, Inc. dated as of September 13, 1999.*

             4.1 Specimen Common Stock Certificate, incorporated by reference to
                 Exhibit No. 4.1 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

             11. Computation of earnings per share (1)

             27. Financial Data Schedule (2)

         (b) Reports on Form 8-K

             On September 27, 1999, we filed a Current Report on Form 8-K to report that, on September 13, 1999, we announced a definitive agreement to acquire all of the outstanding chares of PDQ.Net, Incorporated, a Houston-based ISP ("PDQ"), in a stock-for-stock transaction. The transaction is contingent upon approval of Internet America and PDQ shareholders and is expected to be accounted for as a purchase.


-----------------------------

* Filed herewith

(1) See note 2 to condensed financial statements

(2) Filed herewith

                                   SIGNATURES



       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTERNET AMERICA, INC.
                                                 (Registrant)



Date: November 15, 1999                          By: /s/ Michael T. Maples
      -----------------                          -------------------------
                                                 Michael T. Maples
                                                 President and Chief
                                                 Executive Officer

Date: November 15, 1999                          By: /s/ James T. Chaney
      -----------------                          ------------------------------
                                                 James T. Chaney
                                                 Vice President and Chief
                                                 Financial Officer

                                INDEX TO EXHIBITS
                                -----------------
                                  Sequentially
                                  ------------

       Exhibit Number        Description -------       -----------
       2.1           Agreement and Plan of Merger dated as of September 12, 1999 by and between Internet America, Inc., GEEK Houston II,
                     Inc., PDQ.Net, Incorporated, William E. Ladin, Jr. and J.N.
                     Palmer Family Partnership, incorporated by reference to
                     Exhibit A to the preliminary proxy statement and definitive proxy statement filed with the Securities and Exchange
                     Commission on October 7, 1999 and October 19, 1999,
                     respectively (File No. 000-25147).

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

       3.3           Second Amendment to the Bylaws of Internet America, Inc.
                     dated as of September 13, 1999.*

       4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

       12.           Computation of earnings per share (1)

       27.           Financial Data Schedule (2)



-----------------------------

* Filed herewith

(1) See note 2 to condensed financial statements

(2) Filed herewith