Form 10QSB
period 1999-12-31
INTERNET AMERICA INC
filed 2000-02-14
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


Issuer's telephone number, including area code: (214) 861-2500

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [x] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         OUTSTANDING AT FEBRUARY 9, 2000

                        --------------------------------

             Common Stock at $.01 par value          9,635,683 Shares

                                =================


            Transitional Small Business Disclosure Format (check one)

                                Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,       June 30,
                                                                                  1999             1999
                                                                              ------------     ------------
                                              ASSETS                          (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                              $  1,724,143     $  5,845,562
       Accounts receivable, net                                                  1,523,494        1,122,894
       Prepaid expenses and other current assets                                   141,146          126,433
                                                                              ------------     ------------
              Total current assets                                               3,388,783        7,094,889

PROPERTY AND EQUIPMENT, net                                                      2,952,694        2,622,637

OTHER ASSETS, net                                                               40,570,678        9,195,878
                                                                              ------------     ------------

                                                                              $ 46,912,155     $ 18,913,404
                                                                              ============     ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                                 $  2,839,573     $  2,131,201
       Accrued liabilities                                                       1,667,108        1,068,774
       Deferred revenue                                                          3,948,850        3,358,347
       Current maturities of capital lease obligations                             152,131           41,195
       Current maturities of long-term debt                                        185,821          434,934
                                                                              ------------     ------------
              Total current liabilities                                          8,793,483        7,034,451

CAPITAL LEASE OBLIGATIONS, net of current portion                                  183,654          102,246

LONG-TERM DEBT, net of current portion                                             208,835          151,997
                                                                              ------------     ------------
              Total liabilities                                                  9,185,972        7,288,694
                                                                              ------------     ------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              9,613,818 and 6,912,930  issued and outstanding at
              December 31, 1999, and June 30, 1999, respectively                    96,138           69,130
       Additional paid-in capital                                               54,587,067       24,231,065
       Accumulated deficit                                                     (16,957,022)     (12,675,485)
                                                                              ------------     ------------
              Total shareholders' equity                                        37,726,183       11,624,710
                                                                              ------------     ------------

                                                                              $ 46,912,155     $ 18,913,404
                                                                              ============     ============



See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                                     December 31,                      December 31,
                                            -----------------------------     -----------------------------
                                                1999             1998             1999             1998
                                            ------------     ------------     ------------     ------------

REVENUES:
       Access                               $  5,750,095     $  3,619,473     $ 10,465,259     $  7,214,257
       Business services                       1,190,118          597,703        2,106,949        1,120,650
       Other                                      90,940           15,157          297,548           44,841
                                            ------------     ------------     ------------     ------------
           Total                               7,031,153        4,232,333       12,869,756        8,379,748
                                            ------------     ------------     ------------     ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations             3,932,250        2,198,826        7,082,445        4,247,264
       Sales and marketing                     1,546,921        1,212,244        3,045,391        2,063,102
       General and administrative              1,796,993          929,184        3,184,193        1,767,180
       Depreciation and amortization           2,473,149          495,868        3,889,161          977,635
                                            ------------     ------------     ------------     ------------
           Total                               9,749,313        4,836,122       17,201,190        9,055,181
                                            ------------     ------------     ------------     ------------

OPERATING LOSS                                (2,718,160)        (603,789)      (4,331,434)        (675,433)
INTEREST INCOME (EXPENSE), NET                    13,115          (61,981)          49,897         (170,914)
INCOME TAX EXPENSE                                    --               --               --          (10,000)
                                            ------------     ------------     ------------     ------------

NET LOSS                                    $ (2,705,045)    $   (665,770)    $ (4,281,537)    $   (856,347)
                                            ============     ============     ============     ============

NET LOSS PER COMMON
SHARE:

       BASIC                                $      (0.33)    $      (0.14)    $      (0.57)    $      (0.20)
                                            ============     ============     ============     ============

       DILUTED                              $      (0.33)    $      (0.14)    $      (0.57)    $      (0.20)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                   8,129,357        4,603,278        7,569,284        4,260,940

       DILUTED                                 8,129,357        4,603,278        7,569,284        4,260,940


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                              -----------------------------
                                                                                  1999             1998
                                                                              ------------     ------------

OPERATING ACTIVITIES:
     Net loss                                                                 $ (4,281,537)    $   (856,347)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                           3,889,161          977,635
         Changes in operating assets and liabilities:
             Accounts receivable                                                  (149,068)         149,643
             Prepaid expenses and other current assets                             149,406         (105,648)
             Other assets                                                         (163,443)           4,492
             Accounts payable and accrued liabilities                             (273,134)          80,294
             Deferred revenue                                                   (1,100,548)         176,224
                                                                              ------------     ------------
                  Net cash provided by (used in) operating activities           (1,929,163)         426,293
                                                                              ------------     ------------

INVESTING ACTIVITIES
     Purchases of property and equipment                                          (425,275)        (514,811)
     Business and subscriber acquisitions, net of cash acquired                 (1,958,432)              --
                                                                              ------------     ------------
                  Net cash used in investing activities                         (2,383,707)        (514,811)
                                                                              ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                       499,891       20,169,591
     Proceeds from issuance of note payable to related party                            --          311,186
     Principal payments of notes payable to shareholders                                --       (2,017,713)
     Principal payments of capital lease obligations                               (15,995)        (258,086)
     Principal payments of long-term debt                                         (292,445)        (669,325)
     Payments on line of credit                                                         --         (225,000)
                                                                              ------------     ------------
                  Net cash provided by financing activities                        191,451       17,310,653
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                 (4,121,419)      17,222,135

CASH, BEGINNING OF PERIOD                                                        5,845,562          618,290
                                                                              ------------     ------------

CASH, END OF PERIOD                                                           $  1,724,143     $ 17,840,425
                                                                              ============     ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                   $     26,705     $    208,131
     Cash paid for income taxes                                               $         --     $     31,500
     Common stock and options issued in acquisition of PDQ.Net                $ 29,872,852     $         --




See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2. Earnings Per Share

       There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended December 31, 1999, options to purchase approximately 1,202,000 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended December 31, 1999, options to purchase 127,784 shares of common stock were exercised.

3. Business Combinations

       On November 22, 1999, the Company acquired all of the outstanding shares of PDQ.Net, Inc. ("PDQ.Net"), a Houston-based ISP, in exchange for 2,425,000 shares of the Company's common stock. The Company also issued options to purchase 352,917 shares of the Company's common stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ.Net. The total value of the stock and options exchanged by the Company was approximately $29.9 million, excluding closing costs, based on the November 22, 1999 closing price of the Company's stock, adjusted to reflect restrictions on the transfer of certain shares. The acquisition is accounted for using the purchase method in the accompanying condensed financial statements. Goodwill arising from the transaction aggregates approximately $32.6 million and is being amortized using the straight-line method over a period of three years commencing November 22, 1999.

       Pro Forma amounts of total revenues, net loss, and net loss per share for the six months ended December 31, 1999 and 1998, assuming the acquisition had occurred at the beginning of each period, are as follows:

                                           SIX MONTHS ENDED
                                              DECEMBER 31,
                                   ------------------------------
                                       1999             1998
                                   --------------   -------------

Total revenues                     $   16,630,037   $  11,203,010

Net loss                           $  (10,284,933)  $  (6,491,459)

Net loss per common share          $        (1.09)  $       (0.97)


ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on September 15, 1999, discusses some additional important risk factors that could cause our actual results to differ materially from those in such forward-looking statements.


OVERVIEW

      Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 1999, we served approximately 147,000 subscribers in the southwestern United States.

      The rapid growth of the Internet has resulted in increased competition for existing services and increased demand for new products and services. Increases in demand and a surge in Internet users have fostered an increase in the number of ISPs providing access to the Internet. Our competitors have begun to advertise in our existing markets with aggressive new promotions or offers of free Internet access. We believe we are well positioned to deal with these competitive forces by continuing to build high user density and maintaining a rational business plan.

      Rapid growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create user density in specific regions with a view towards positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) in the near future.

      Recent technological developments have allowed for the propagation of broadband, a transmission medium that can carry numerous voice, video, and data channels simultaneously. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to being a leader in offering broadband solutions to individuals and businesses. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other high bandwidth applications. We believe we are well positioned to efficiently market and deploy our DSL products due to the high density of our subscriber base.

      Given the increased level of competition in the industry for new subscribers, we will be more selective with regard to investing in direct response advertising. We plan to concentrate our direct response advertising more heavily in markets where we have established branding than in new markets. We have found that the most effective way to initially penetrate new markets is through an aggressive acquisition strategy. Management believes the level of consolidation in the industry will escalate, and a viable acquisition strategy is the most efficient way to rapidly build market share.

      We expect our total sales and marketing expenses to remain relatively stable as a percentage of total revenue. However, we anticipate a lower cost of adding new subscribers by using a market development fund provided by a telecommunications company with which we have partnered to deliver DSL.

      The execution of our acquisition strategy will cause an increase in our amortization expense as the costs of purchasing the subscriber bases are written off. In the coming fiscal years we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future.

      We expect general and administrative expenses to increase to support our growth. Connectivity costs will increase after acquisitions, since there is some duplication of inbound telephone connectivity and Internet connectivity during the transition period. However, we believe we can quickly transition even sizable acquisitions and realize connectivity and networking economies of scale within two quarters of an acquisition.

      We have an accumulated deficit of $17.0 million at December 31, 1999 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.


RECENT ACQUISITIONS

      On November 22, 1999, we acquired all of the issued and outstanding securities of PDQ.Net for 2,425,000 shares of our common stock. We also issued options to purchase 352,917 shares of the Company's common stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ.Net. As a result of the purchase, PDQ.Net became a wholly owned subsidiary of Internet America, Inc. The assets of PDQ.Net include approximately 43,000 individual and corporate Internet access accounts and the computer equipment used to service those accounts. We intend to continue to use these assets to provide Internet access to customers. The total value of the stock and options exchanged by the Company, excluding closing costs, was approximately $29.9 million based on the November 22, 1999 closing price of the Company's stock, adjusted to reflect restrictions on the transfer of certain shares. The transaction is accounted for as a purchase.


STATEMENT OF OPERATIONS

      Access revenues are derived primarily from individual Internet access, whether dial-up, ISDN, or DSL and value-added services, such as multiple e-mail boxes and personalized e-mail addresses. Business services revenues are derived primarily from dedicated connectivity, bulk dial-up access and Web services.

      A brief description of each element of our operating expenses follows:

            Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunications costs, and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telecommunications companies for subscribers' connections to our network and (ii) fees paid to backbone providers for connections from our network to the Internet.

            Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, call center wages and management salaries. Advertising costs are expensed as incurred.

            General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general business expenses.

            Depreciation is computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Purchased subscriber bases are amortized over three years. The assets and liabilities acquired in business combinations are recorded at estimated fair values. The excess of the cost of the net assets acquired over their fair value is recorded as goodwill and amortized over an estimated life of three years. Depreciation and amortization will increase substantially during fiscal 2000 due to the acquisition of PDQ.Net and other recent acquisitions.

      Our business is not subject to any significant seasonal influences.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

      The following table sets forth certain unaudited financial data for the three months ended December 31, 1999 and 1998. All amounts for the three months ended December 31, 1998 have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                               Three Months Ended             Three Months Ended
                                                December 31, 1999              December 31, 1998
                                            -------------------------      -------------------------
                                                              % of                           % of
                                              (000's)       Revenues         (000's)       Revenues
                                            ----------     ----------      ----------     ----------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                               $    5,750           81.8%     $    3,619           85.5%
       Business services                         1,190           16.9%            598           14.1%
       Other                                        91            1.3%             15            0.4%
                                            ----------     ----------      ----------     ----------
              Total                              7,031          100.0%          4,232          100.0%
                                            ----------     ----------      ----------     ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations               3,932           55.9%          2,199           52.0%
       Sales and marketing                       1,547           22.0%          1,212           28.6%
       General and administrative                1,797           25.6%            929           21.9%
       Depreciation and amortization             2,473           35.2%            496           11.7%
                                            ----------     ----------      ----------     ----------
              Total                              9,749          138.7%          4,836          114.2%
                                            ----------     ----------      ----------     ----------

LOSS FROM OPERATIONS                            (2,718)         (38.7)%          (604)         (14.2)%
INTEREST INCOME (EXPENSE), NET                      13            0.2%            (62)          (1.5)%
INCOME TAX EXPENSE                                  --            0.0%             --            0.0%
                                            ----------     ----------      ----------     ----------

NET LOSS                                    $   (2,705)         (38.5)%    $     (666)         (15.7)%
                                            ==========     ==========      ==========     ==========

NET LOSS PER COMMON SHARE:

       BASIC                                $    (0.33)                    $    (0.14)
                                            ==========                     ==========

       DILUTED                              $    (0.33)                    $    (0.14)
                                            ==========                     ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                     8,129                          4,603

       DILUTED                                   8,129                          4,603

OTHER DATA:
Subscribers at end of period                   147,000                         67,500

      Total revenue. Total revenue increased by $2.8 million, or 66.1%, to $7.0 million for the three months ended December 31, 1999, from $4.2 million for the three months ended December 31, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $2.1 million, or 58.9%, to $5.8 million for the three months ended December 31, 1999, from $3.6 million for the same period in 1998. Approximately $800,000 of the increase in access revenue is attributable to the acquisition of PDQ.Net, which had approximately 41,000 subscribers on the closing date of November 22, 1999. The remaining $1.3 million increase in access revenue is attributable to an increase in the number of other subscribers from 67,500 at December 31, 1998, to 106,000 at December 31, 1999. Business services revenue increased from $598,000 for the three months ended December 31, 1998 to $1.2 million for the same period in 1999. The increase in business services revenue is primarily due to the acquisition of NeoSoft, Inc. (NeoSoft) on June 30, 1999. Over half of NeoSoft's total revenue relates to business services. PDQ.Net also contributed $312,000 of business services revenue during the quarter. Other revenue consists primarily of peripheral equipment sales, sales tax refunds, and other miscellaneous revenue.

      Connectivity and operations. Connectivity and operations expense increased by $1.7 million, or 78.8%, to $3.9 million for the three months ended December 31, 1999 from $2.2 million for the three months ended December 31, 1998. As a percentage of revenue, connectivity and operations expense increased to 55.9% for the three months ended December 31, 1999, from 52.0% for the same period in 1998. The increase as a percentage of revenue is due primarily to additional connectivity related to our entry into new markets and the development of our DSL products.

      Sales and marketing. Sales and marketing expense increased by $335,000, or 27.6%, to $1.5 million for the three months ended December 31, 1999, compared to $1.2 million for the same period in 1998, but decreased as a percentage of revenue to 22.0% for the three months ended December 31, 1999 from 28.6% for the same period in 1998. The dollar increase is due to the acquisition of PDQ.Net and the expansion of our marketing program to nine markets in 1999 compared to four in 1998. The decrease as a percentage of revenue is due primarily to a restriction of marketing efforts to markets with established branding.

      General and administrative. General and administrative expense increased by $868,000, or 93.4%, to $1.8 million for the three months ended December 31, 1999, from $929,000 for the three months ended December 31, 1998. General and administrative expense as a percentage of total revenue increased to 25.6% for the three months ended December 31, 1999, from 21.9% for the same period in 1998, primarily due to administrative support related to our growth strategy.

      Depreciation and amortization. Depreciation and amortization increased by $2.0 million to $2.5 million for the three months ended December 31, 1999, from $496,000 for the same period in 1998. The increase is due to the amortization of recently acquired subscriber bases and goodwill, along with additional depreciation expense related to routine upgrades of our network facilities. Approximately $1.9 million of the total increase in depreciation and amortization relates to amortization of goodwill arising from the PDQ.Net and NeoSoft acquisitions.

      Interest income and expense. We realized $13,000 of interest income during the three months ended December 31, 1999, compared to interest expense of $62,000 for the same period in 1998. During the three months ended December 31, 1998, several notes payable to shareholders were outstanding, resulting in interest expense of $62,000 for the period. These notes payable were retired with part of the proceeds from our initial public offering in December 1998.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

      The following table sets forth certain unaudited financial data for the six months ended December 31, 1999 and 1998. All amounts for the six months ended December 31, 1998 have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                                Six Months Ended               Six Months Ended
                                                December 31, 1999              December 31, 1998
                                            -------------------------      -------------------------
                                                              % of                           % of
                                              (000's)       Revenues         (000's)       Revenues
                                            ----------     ----------      ----------     ----------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                               $   10,465           81.3%     $    7,214           86.1%
       Business services                         2,107           16.4%          1,121           13.4%
       Other                                       298            2.3%             45            0.5%
                                            ----------     ----------      ----------     ----------
              Total                             12,870          100.0%          8,380          100.0%
                                            ----------     ----------      ----------     ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations               7,083           55.0%          4,247           50.7%
       Sales and marketing                       3,045           23.7%          2,063           24.6%
       General and administrative                3,184           24.7%          1,767           21.1%
       Depreciation and amortization             3,889           30.2%            978           11.7%
                                            ----------     ----------      ----------     ----------
              Total                             17,201          133.7%          9,055          108.1%
                                            ----------     ----------      ----------     ----------

LOSS FROM OPERATIONS                            (4,331)         (33.7)%          (675)          (8.1)%
INTEREST INCOME (EXPENSE), NET                      50            0.4%           (171)          (2.0)%
INCOME TAX EXPENSE                                  --            0.0%            (10)          (0.1)%
                                            ----------     ----------      ----------     ----------

NET LOSS                                    $   (4,281)         (33.3)%    $     (856)         (10.2)%
                                            ==========     ==========      ==========     ==========

NET LOSS PER COMMON SHARE:

       BASIC                                $    (0.57)                    $    (0.20)
                                            ==========                     ==========

       DILUTED                              $    (0.57)                    $    (0.20)
                                            ==========                     ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                     7,569                          4,261

       DILUTED                                   7,569                          4,261

OTHER DATA:
Subscribers at end of period                   147,000                         67,500


      Total revenue. Total revenue increased by $4.5 million, or 53.6%, to $12.9 million for the six months ended December 31, 1999, from $8.4 million for the six months ended December 31, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $3.3 million, or 45.1%, to $10.5 million for the six months ended December 31, 1999, from $7.2 million for the same period in 1998. Approximately $1.4 million of the increase in access revenue is attributable to the acquisitions of PDQ.Net and NeoSoft, while the remainder is attributable to other growth of our customer base. Business services revenue increased by $1.0 million, or 88.0%, to $2.1 million for the six months ended December 31, 1999, from $1.1 million for the same period in 1998, primarily as a result of the NeoSoft and PDQ.Net acquisitions.

      Connectivity and operations. Connectivity and operations expense increased by $2.8 million, or 66.8%, to $7.1 million for the six months ended December 31, 1999 from $4.2 million for the six months ended December 31, 1998. As a percentage of revenue, connectivity and operations expense increased to 55.0% for the six months ended December 31, 1999, from 50.7% for the same period in 1998. The increase as a percentage of revenue is due primarily to additional connectivity purchases related to our entry into new markets and the development of our DSL products.

      Sales and marketing. Sales and marketing expense increased by $1.0 million, or 47.6%, to $3.0 million for the six months ended December 31, 1999, compared to $2.1 million for the same period in 1998, but decreased as a percentage of revenue to 23.7% for the six months ended December 31, 1999 from 24.6% for the same period in 1998. The dollar increase is due primarily to the expansion of our marketing program which, until December 1998, was limited to North Texas. We currently advertise in nine markets throughout Texas.

      General and administrative. General and administrative expense increased by $1.4 million, or 80.2%, to $3.2 million for the six months ended December 31, 1999, from $1.8 million for the six months ended December 31, 1998. General and administrative expense as a percentage of total revenue increased to 24.7% for the six months ended December 31, 1999, from 21.1% for the same period in 1998, primarily due to administrative support related to our growth strategy.

      Depreciation and amortization. Depreciation and amortization increased by $2.9 million to $3.9 million for the six months ended December 31, 1999, from $1.0 million for the same period in 1998. Approximately $2.6 million of the increase relates to amortization of goodwill arising from the acquisitions of PDQ.Net and NeoSoft.

      Interest income and expense. We realized $50,000 of interest income during the six months ended December 31, 1999, compared to interest expense of $171,000 for the same period in 1998. This change resulted primarily from the repayment of several interest bearing notes payable to shareholders with part of the proceeds of our initial public offering in December 1998 and the subsequent reinvestment of those proceeds, which generated interest income for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering of our common stock in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes and certain other indebtedness. As of December 31, 1999, cash and cash equivalents on hand totaled $1.7 million.

      Cash used in operating activities totaled $1.9 million for the six months ended December 31, 1999, compared to cash provided by operating activities of $426,000 for the same period in 1998. Increases in sales and marketing expenses of $1.0 million and increases in general and administrative expenses of $1.4 million related to our growth strategy contributed to additional cash used in operations for the six months ended December 31, 1999, as compared to the same period a year ago.

      Cash used in investing activities totaled $2.4 million for the six months ended December 31, 1999 and consisted of $2.0 million in business and subscriber acquisitions and $425,000 of routine purchases of property and equipment to expand and upgrade our network totaling $425,000.

      Cash provided by financing activities totaled $191,000 for the six months ended December 31, 1999 and consisted of proceeds of $500,000 from the exercise of stock options by option holders less payments of $309,000 to service long-term obligations.

      We estimate that cash on hand of $1.7 million at December 31, 1999 along with cash provided by operations will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

      We are currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that we will enter into any facility and, if so, on what terms. In addition, we have arranged capital financing to fund a portion of equipment purchases during this fiscal year which are estimated to total approximately $1.4 million.

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

         For the internal systems described above, the Plan requires that we

         1) investigate our internal software and hardware components in order to assess the current state of Year 2000 readiness,

         2) prepare an evaluation of the resources necessary to upgrade our components to become Year 2000 ready,

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

STATE OF READINESS

         To date, we have experienced no material Year 2000 problems that could harm or threaten to harm our business. Our software products, network applications and system hardware components were tested and continue to be monitored. The few problems relating to Year 2000 testing that we experienced were addressed through upgrades or replacements. Additionally, we investigated our Third Party Systems to assess their Year 2000 readiness and upgraded or replaced noncompliant Third Party Systems.

      We supply our subscribers with a software package that, among other things, allows subscribers to access our services. The software package consists of internally developed software which is bundled with third party software. We believe that the current version of our software package is Year 2000 ready. In addition, we believe that substantially all of our customer base is presently using a version of the software package that is Year 2000 ready.

      Our network components consist primarily of routers and servers. Routers function as network traffic coordinators and determine the paths that individual packets of data will take to get from point A to point B. The primary component of router functionality is the software which manages the data traffic. We believe that the current version of the software within the routers is Year 2000 ready. Servers act as the processing centers for the management of information. Our servers generally utilize the UNIX operating system or internally developed systems, all of which we believe are currently Year 2000 ready. The software component of our telephone system, which manages all inbound and outbound phone and fax capabilities, was upgraded, and we believe it is currently Year 2000 ready.

      Our NOCC monitors the internal and external network operations using specialized software provided by Third Party Systems. Our network operations software has been upgraded, and we believe it is currently Year 2000 compliant.

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

COSTS

      We have incurred expenses of approximately $85,000 in connection with the implementation of the Plan. We do not expect to incur significant additional expenses related to the execution of the Plan.

RISKS

      Although we have experienced no significant Year 2000 problems to date, they could still occur. Our failure to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of our network or other systems, including the disruption of operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Presently, however, we believe that our most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services. Specifically, we are heavily dependent on a significant number of third party vendors to provide network services. A significant Year 2000-related disruption of the network services provided by Third Party Systems could cause subscribers to seek alternative providers or cause an unmanageable burden on operations, liquidity and financial condition. We are not presently aware of any Third Party Systems issue that is likely to result in such a disruption.

CONTINGENCY PLANS

      We believe we have assessed the risks involved with the Year 2000 issue and have established procedures to minimize any effect of an unidentified or Third Party Systems created Year 2000 problem. These procedures include identifying recovery strategies and providing personnel on duty or on call during the transition period specifically trained to deal with software failures and Third Party Systems failures, should they occur.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On November 22, 1999, we issued 2,425,000 shares of common stock in exchange for all of the issued and outstanding securities of PDQ.Net. We subsequently filed a Form SB-2 to register the resale of 350,000 of these shares. We also issued options to purchase 352,917 shares of common stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ.Net. All of these options were subsequently registered on Form S-8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      On November 4, 1999, the Company held its 1999 annual meeting of shareholders, at which the shareholders voted as follows:

                                                                                             AUTHORITY
           MATTER VOTED ON                            SHARES VOTED FOR                       WITHHELD
           ---------------                            ----------------                       --------

The election of Michael T. Maples to the
board of directors                                        6,326,846                            89,610

The election of William O. Hunt to the
board of directors                                        6,327,665                            88,791

The election of Jack T. Smith to the
board of directors                                        6,320,673                            95,783

The election of Gary L. Corona to the
board of directors                                        6,321,970                            94,486


                                                                            NUMBER OF SHARES
                                                                            ----------------

           MATTER VOTED ON                                  FOR                 AGAINST               ABSTAIN
           ---------------                                  ---                 -------               -------

Approval of Internet America, Inc. Employee
Stock Purchase Plan                                      3,207,812              107,233                11,125

Approval of an amendment to the
Internet America, Inc. 1998
Nonqualified Stock Option Plan
to increase by 400,000 the
number of shares of common stock
available for issuance pursuant
to such plan and to revise the
mechanism for granting options
to independent directors under
such plan to take into account
the newly-created staggered
board of directors                                       2,878,655              333,951                23,780


      On November 22, 1999, the Company held a special meeting of shareholders, at which the shareholders voted as follows:

                                                                            NUMBER OF SHARES
                                                                            ----------------

           MATTER VOTED ON                                  FOR                 AGAINST               ABSTAIN
           ---------------                                  ---                 -------               -------

Approval of the Agreement and Plan of Merger
between Internet America and PDQ.Net                     3,233,896               67,660                19,615

Approval of the Internet America, Inc. Employee
and Consultant Stock Option Plan                         5,928,473              378,489                38,447

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

          3.2  By-Laws, as amended, incorporated by reference to Exhibit Nos.
               3.3 and 3.4 of the Company's Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527), and Exhibit No.
               3.3 to the Company's Form 10-QSB filed on November 15, 1999 (File No. 000-25147).

          4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

          4.2 Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179).

          11   Computation of earnings per share (1)

          27   Financial Data Schedule*

          -----------------------------

           *Filed herewith

           (1) See note 2 to the financial statements.


         (b) Reports on Form 8-K

                On December 7, 1999, the Company filed a Current Report on Form 8-K to report the closing of the Agreement and Plan of Merger between the Company and PDQ.Net, pursuant to which PDQ.Net became a wholly owned subsidiary of the Company. The Form 8-K was subsequently amended on January 19, 2000 and January 21, 2000 to include the financial statements required by Item 7 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTERNET AMERICA, INC.
                                    (Registrant)

Date:  2/14/00                      By: /s/ Michael T. Maples
                                    --------------------------------------------
                                    Michael T. Maples
                                    President and Chief Executive Officer

Date:  2/14/00                      By: /s/ James T. Chaney
                                    --------------------------------------------
                                    James T. Chaney
                                    Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

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

         3.2      By-Laws, as amended, incorporated by reference to Exhibit Nos.
                  3.3 and 3.4 of the Company's Registration Statement on Form
                  SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527), and
                  Exhibit No. 3.3 to the Company's Form 10-QSB filed on November
                  15, 1999 (File No. 000-25147).

         4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on
                  Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

         4.2 Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit
                  4.2 of the Company's Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179).

         11       Computation of earnings per share (1)

         27       Financial Data Schedule*

         ----------------------

         *Filed herewith

         (1) See note 2 to the financial statements.