Form 10QSB
period 2000-03-31
INTERNET AMERICA INC
filed 2000-05-15
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                           OUTSTANDING AT MAY 9, 2000

                           --------------------------

         Common Stock at $.01 par value      9,704,632 Shares

                           --------------------------

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,         June 30,
                                                                            2000              1999
                                                                        ------------      ------------
                                     ASSETS                             (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                        $  1,427,249      $  5,845,562
       Accounts receivable, net                                            1,886,539         1,122,894
       Prepaid expenses and other current assets                             237,794           126,433
                                                                        ------------      ------------
              Total current assets                                         3,551,582         7,094,889

PROPERTY AND EQUIPMENT, net                                                2,807,610         2,622,637

INTANGIBLES, net                                                          36,241,375         8,978,384

OTHER                                                                        296,748           217,494
                                                                        ------------      ------------

                                                                        $ 42,897,315      $ 18,913,404
                                                                        ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                           $  2,327,117      $  2,131,201
       Accrued liabilities                                                 1,777,273         1,068,774
       Deferred revenue                                                    4,877,452         3,358,347
       Current maturities of capital lease obligations                       155,968            41,195
       Current maturities of long-term debt                                  107,091           434,934
                                                                        ------------      ------------
              Total current liabilities                                    9,244,901         7,034,451

CAPITAL LEASE OBLIGATIONS, net of current portion                            217,352           102,246

LONG-TERM DEBT, net of current portion                                       203,609           151,997
                                                                        ------------      ------------
              Total liabilities                                            9,665,862         7,288,694
                                                                        ------------      ------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              9,662,659 and 6,912,930  issued and outstanding at
              March 31, 2000, and June 30, 1999, respectively                 96,622            69,130
       Additional paid-in capital                                         54,656,646        24,231,065
       Accumulated deficit                                               (21,521,815)      (12,675,485)
                                                                        ------------      ------------
              Total shareholders' equity                                  33,231,453        11,624,710
                                                                        ------------      ------------

                                                                        $ 42,897,315      $ 18,913,404
                                                                        ============      ============


See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                                    March 31,                          March 31,
                                         ------------------------------      ------------------------------
                                             2000              1999              2000              1999
                                         ------------      ------------      ------------      ------------
REVENUES:
       Access                            $  6,616,757      $  4,221,499      $ 16,516,438      $ 11,435,757
       Business services                    2,139,195           499,848         4,246,144         1,620,498
       Other                                   88,771            34,931           386,319            79,773
                                         ------------      ------------      ------------      ------------
          Total                             8,844,723         4,756,278        21,148,901        13,136,028
                                         ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          4,984,488         2,036,262        12,066,933         6,283,527
       Sales and marketing                  1,485,757         2,140,563         4,531,148         4,203,665
       General and administrative           2,331,306         1,057,182         5,515,499         2,824,363
       Depreciation and amortization        4,037,397           427,705         7,926,558         1,405,340
                                         ------------      ------------      ------------      ------------
          Total                            12,838,948         5,661,712        30,040,138        14,716,895
                                         ------------      ------------      ------------      ------------

OPERATING LOSS                             (3,994,225)         (905,434)       (8,891,237)       (1,580,867)
INTEREST INCOME (EXPENSE), NET                 (4,990)          196,596            44,907            25,682
INCOME TAX EXPENSE                                 --                --                --           (10,000)
                                         ------------      ------------      ------------      ------------

NET LOSS                                 $ (3,999,215)     $   (708,838)     $ (8,846,330)     $ (1,565,185)
                                         ============      ============      ============      ============

NET LOSS PER COMMON
SHARE:

       BASIC                             $      (0.41)     $      (0.10)     $      (1.07)     $      (0.31)
                                         ============      ============      ============      ============

       DILUTED                           $      (0.41)     $      (0.10)     $      (1.07)     $      (0.31)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                9,641,590         6,762,294         8,260,053         5,081,299

       DILUTED                              9,641,590         6,762,294         8,260,053         5,081,299


See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      March 31,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                               $ (8,846,330)     $ (1,565,185)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                         7,926,558         1,405,340
         Changes in operating assets and liabilities (excluding amounts obtained in acquisitions):
             Accounts receivable                                                (512,113)         (286,682)
             Prepaid expenses and other current assets                            52,758           (89,330)
             Other assets                                                       (160,555)         (139,085)
             Accounts payable and accrued liabilities                         (1,379,425)          272,719
             Deferred revenue                                                   (171,946)          395,442
                                                                            ------------      ------------
                  Net cash used in operating activities                       (3,091,053)           (6,781)
                                                                            ------------      ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (634,707)         (912,560)
     Business and subscriber acquisitions, net of cash acquired                 (808,432)               --
                                                                            ------------      ------------
                  Net cash used in investing activities                       (1,443,139)         (912,560)
                                                                            ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                     569,954        20,450,844
     Principal payments of notes payable to shareholders                              --        (1,456,539)
     Principal payments of capital lease obligations                             (77,674)       (1,257,750)
     Principal payments of long-term debt                                       (376,401)         (549,073)
     Payments on line of credit                                                       --          (225,000)
                                                                            ------------      ------------
                  Net cash provided by financing activities                      115,879        16,962,482
                                                                            ------------      ------------

NET INCREASE (DECREASE) IN CASH                                               (4,418,313)       16,043,141

CASH, BEGINNING OF PERIOD                                                      5,845,562           618,290
                                                                            ------------      ------------

CASH, END OF PERIOD                                                         $  1,427,249      $ 16,661,431
                                                                            ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                 $     45,339      $    234,733
     Cash paid for income taxes                                             $         --      $     31,500
     Common stock and options issued in acquisition of PDQ.Net              $ 29,872,852      $         --
     Accrued liability recorded for acquisition costs                       $    400,000      $         --
     Contribution of capital in exchange for note payable                   $     10,267      $    311,186

See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.     Earnings Per Share

       There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended March 31, 2000, options to purchase approximately 1,315,000 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended March 31, 2000, options to purchase 48,841 shares of common stock were exercised.

3.     Business Combinations

       Each of the following acquisitions has been accounted for using the purchase method of accounting, and resulting intangibles are being amortized over a three year period.

       On June 30, 1999, the Company acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.1 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans. Intangibles acquired as a result of the acquisition aggregated approximately $8.8 million.

       On July 26, 1999, the Company acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"). Under the terms of an Asset Purchase Agreement, we paid a total of $259,250 based on the actual number of KDi subscribers that transitioned to Internet America's service.

       On July 28, 1999, the Company acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment was contingent on the actual number of INTX subscribers that transitioned to Internet America's service by January 24, 2000. We do not expect to make any further payments under the agreement.

       On August 9, 1999, the Company acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"). Under the terms of an Asset Purchase Agreement, we made an initial payment of $1,000,000 in cash. The remaining payment of $1,000,000 was contingent on the actual number of PointeCom customers that transitioned to Internet America's service. In January 2000, the Company received a refund of $750,000 based on the actual number of Pointecom subscribers that transitioned to Internet America's service.

       On November 22, 1999, the Company acquired all of the outstanding shares of PDQ.Net, Inc. ("PDQ.Net"), a Houston-based ISP, in exchange for 2,425,000 shares of the Company's common stock. The Company also issued options to purchase 352,917 shares of the Company's common stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ.Net. The total value of the stock and options exchanged by the Company was approximately $29.9 million, excluding closing costs, based on the November 22, 1999 closing price of the Company's stock, adjusted to reflect restrictions on the transfer of certain shares. Goodwill arising from the transaction aggregates approximately $32.8 million and is being amortized using the straight-line method over a period of 36 months commencing November 22, 1999.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000, discusses some additional important risk factors that could cause our actual results to differ materially from those in such forward-looking statements.

OVERVIEW

      Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of March 31, 2000, we served approximately 153,000 subscribers in the southwestern United States.

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

      Rapid growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

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

      The execution of our acquisition strategy has increased our amortization expense as the costs of purchasing the subscriber bases are written off. In the coming quarters we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future.

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

      We have an accumulated deficit of $21.5 million at March 31, 2000 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.


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

            Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Advertising costs are expensed as incurred.

            General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general business expenses.

            Depreciation is computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Purchased subscriber bases are amortized over three years. The assets and liabilities acquired in business combinations are recorded at estimated fair values. The excess of the cost of the net assets acquired over their fair value is recorded as goodwill and amortized over an estimated life of three years. Depreciation and amortization will increase substantially during fiscal 2000 due to the acquisition of PDQ.Net, Inc. and other recent acquisitions.

      Our business is not subject to any significant seasonal influences.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      The following table sets forth certain unaudited financial data for the three months ended March 31, 2000 and 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                              Three Months Ended               Three Months Ended
                                                March 31, 2000                   March 31, 1999
                                          --------------------------        --------------------------
                                                             % of                              % of
                                            (000's)        Revenues          (000's)         Revenues
                                          ----------      ----------        ----------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                             $    6,617            74.8%       $    4,221            88.8%
       Business services                       2,139            24.2%              500            10.5%
       Other                                      89             1.0%               35             0.7%
                                          ----------      ----------        ----------      ----------
              Total                            8,845           100.0%            4,756           100.0%
                                          ----------      ----------        ----------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations             4,985            56.4%            2,036            42.8%
       Sales and marketing                     1,486            16.8%            2,141            45.0%
       General and administrative              2,331            26.3%            1,057            22.2%
       Depreciation and amortization           4,037            45.6%              428             9.0%
                                          ----------      ----------        ----------      ----------
              Total                           12,839           145.1%            5,662           119.0%
                                          ----------      ----------        ----------      ----------

LOSS FROM OPERATIONS                          (3,994)          (45.1)%            (906)          (19.0)%
INTEREST INCOME (EXPENSE), NET                    (5)           (0.1)%             197             4.1%
INCOME TAX EXPENSE                                --             0.0%               --             0.0%
                                          ----------      ----------        ----------      ----------

NET LOSS                                  $   (3,999)          (45.2)%      $     (709)          (14.9)%
                                          ==========      ==========        ==========      ==========

NET LOSS PER COMMON SHARE:

       BASIC                              $    (0.41)                       $   (0.10)
                                          ==========                        =========

       DILUTED                            $    (0.41)                       $   (0.10)
                                          ==========                        =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                   9,642                            6,762

       DILUTED                                 9,642                            6,762

OTHER DATA:
Subscribers at end of period                 153,000                           79,000

      Total revenue. Total revenue increased by $4.0 million, or 86.0%, to $8.8 million for the three months ended March 31, 2000, from $4.8 million for the three months ended March 31, 1999. The majority of the increase in total revenue is attributable to the increase in access revenue of $2.4 million, or 56.7%, to $6.6 million for the three months ended March 31, 2000, from $4.2 million for the same period in 1999. Approximately $2.2 million of the increase in access revenue is attributable to the acquisition of PDQ.Net. The remaining $200,000 increase in access revenue is attributable to a 25,000 increase in the number of subscribers from other acquisitions and organic growth. Business services revenue increased from $500,000 for the three months ended March 31, 1999 to $2.1 million for the same period in 2000. The increase in business services revenue is primarily due to the acquisitions of NeoSoft, Inc. (NeoSoft) and PDQ.Net. Other revenue consists primarily of peripheral equipment sales, advertising income generated from our web page, and other miscellaneous revenue.

      Connectivity and operations. Connectivity and operations expense increased by $3.0 million, or 144.8%, to $5.0 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. As a percentage of revenue, connectivity and operations expense increased to 56.4% for the three months ended March 31, 2000, from 42.8% for the same period in 1999. The increase as a percentage of revenue is due primarily to additional connectivity related to our entry into new markets and the development of our DSL products.

      Sales and marketing. Sales and marketing expense decreased by $655,000, or 30.6%, to $1.5 million for the three months ended March 31, 2000, compared to $2.1 million for the same period in 1999. Sales and marketing expense decreased as a percentage of revenue to 16.8% for the three months ended March 31, 2000 from 45.0% for the same period in 1999. This decrease is due to restricting advertising efforts to markets with established branding and utilizing a market development fund provided by our primary DSL service provider.

      General and administrative. General and administrative expense increased by $1.2 million, or 120.5%, to $2.3 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. General and administrative expense for the three months ended March 31, 2000 included $422,000 of nonrecurring bad debt expense related primarily to the CyberRamp and PointeCom acquisitions. The Company terminated its efforts to integrate these customers after exhaustive efforts were taken over several quarters to transition them to Internet America services. General and administrative expense as a percentage of total revenue increased to 26.3% for the three months ended March 31, 2000, from 22.2% for the same period in 1999, primarily due to administrative support related to our growth strategy.

      Depreciation and amortization. Depreciation and amortization increased by $3.6 million, to $4.0 million for the three months ended March 31, 2000, from $428,000 for the same period in 1999. The increase is due to the amortization of recently acquired subscriber bases and goodwill, along with additional depreciation expense related to routine upgrades of our network facilities. Approximately $3.5 million of the total increase in depreciation and amortization relates to amortization of goodwill arising from the PDQ.Net and NeoSoft acquisitions.

      Interest income and expense. We incurred $5,000 of interest expense during the three months ended March 31, 2000, compared to interest income of $197,000 for the same period in 1999. The interest income in 1999 resulted from the temporary investment of the proceeds of our initial public offering.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

      The following table sets forth certain unaudited financial data for the nine months ended March 31, 2000 and 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                               Nine Months Ended               Nine Months Ended
                                                March 31, 2000                   March 31, 1999
                                          --------------------------        --------------------------
                                                             % of                             % of
                                           (000's)         Revenues          (000's)         Revenues
                                          ----------      ----------        ----------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                             $   16,517            78.1%       $   11,436            87.1%
       Business services                       4,246            20.1%            1,620            12.3%
       Other                                     386             1.8%               80             0.6%
                                          ----------      ----------        ----------      ----------
              Total                           21,149           100.0%           13,136           100.0%
                                          ----------      ----------        ----------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations            12,067            57.0%            6,284            47.8%
       Sales and marketing                     4,531            21.4%            4,204            32.0%
       General and administrative              5,515            26.1%            2,824            21.5%
       Depreciation and amortization           7,927            37.5%            1,405            10.7%
                                          ----------      ----------        ----------      ----------
              Total                           30,040           142.0%           14,717           112.0%
                                          ----------      ----------        ----------      ----------

LOSS FROM OPERATIONS                          (8,891)          (42.0)%          (1,581)          (12.0)%
INTEREST INCOME (EXPENSE), NET                    45             0.2%               26             0.2%
INCOME TAX EXPENSE                                --             0.0%              (10)           (0.1)%
                                          ----------      ----------        ----------      ----------

NET LOSS                                  $   (8,846)          (41.8)%      $   (1,565)          (11.9)%
                                          ==========      ==========        ==========      ==========

NET LOSS PER COMMON SHARE:

       BASIC                              $    (1.07)                       $    (0.31)
                                          ==========                        ==========

       DILUTED                            $    (1.07)                       $    (0.31)
                                          ==========                        ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                   8,260                             5,081

       DILUTED                                 8,260                             5,081

OTHER DATA:
Subscribers at end of period                 153,000                            79,000

      Total revenue. Total revenue increased by $8.0 million, or 61.0%, to $21.1 million for the nine months ended March 31, 2000, from $13.1 million for the nine months ended March 31, 1999. The majority of the increase in total revenue is attributable to the increase in access revenue of $5.1 million, or 44.4%, to $16.5 million for the nine months ended March 31, 2000, from $11.4 million for the same period in 1999. Approximately $3.8 million of the increase in access revenue is attributable to the acquisitions of PDQ.Net and NeoSoft, while the remainder is attributable to other growth of our customer base. Business services revenue increased by $2.6 million, or 162.0%, to $4.2 million for the nine months ended March 31, 2000, from $1.6 million for the same period in 1999, primarily as a result of the PDQ.Net and NeoSoft acquisitions.

      Connectivity and operations. Connectivity and operations expense increased by $5.8 million, or 92.0%, to $12.1 million for the nine months ended March 31, 2000 from $6.3 million for the nine months ended March 31, 1999. As a percentage of revenue, connectivity and operations expense increased to 57.0% for the nine months ended March 31, 2000, from 47.8% for the same period in 1999. The increase as a percentage of revenue is due primarily to additional connectivity purchases related to our entry into new markets and the development of our DSL products.

      Sales and marketing. Sales and marketing expense increased by $327,000, or 7.8%, to $4.5 million for the nine months ended March 31, 2000, compared to $4.2 million for the same period in 1999. Sales and marketing expense decreased as a percentage of revenue to 21.4% for the nine months ended March 31, 2000 from 32.0% for the same period in 1999. The dollar increase is due primarily to the expansion of our marketing program which, until December 1998, was limited to North Texas. The reduction as a percentage of revenue for the nine months ended March 31, 2000 is due to restricting advertising to markets with established branding and utilizing a market development fund provided by our primary DSL service provider.

      General and administrative. General and administrative expense increased by $2.7 million, or 95.3%, to $5.5 million for the nine months ended March 31, 2000, from $2.8 million for the nine months ended March 31, 1999. General and administrative expense as a percentage of total revenue increased to 26.1% for the nine months ended March 31, 2000, from 21.5% for the same period in 1999, primarily due to administrative support related to our growth strategy.

      Depreciation and amortization. Depreciation and amortization increased by $6.5 million to $7.9 million for the nine months ended March 31, 2000, from $1.4 million for the same period in 1999. Approximately $6.1 million of the increase relates to amortization of goodwill arising from the acquisitions of PDQ.Net and NeoSoft.

      Interest income and expense. We realized $45,000 of interest income during the nine months ended March 31, 2000, compared to $26,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) revenue collections. We completed an initial public offering of our common stock in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes and certain other indebtedness. As of March 31, 2000, cash on hand totaled $1.4 million.

      Cash used in operating activities totaled $2.7 million for the nine months ended March 31, 2000, compared to $7,000 for the same period in 1999. During the nine months ended March 31, 2000, we reduced accounts payable and accrued liabilities by $1.4 million. In addition, increases in general and administrative expenses of $2.7 million related to our growth strategy contributed to cash used in operations for the nine months ended March 31, 2000, as compared to the same period a year ago.

      Cash used in investing activities totaled $1.8 million for the nine months ended March 31, 2000, and consisted of $1.2 million in business and subscriber acquisitions and $635,000 of routine purchases of property and equipment to expand and upgrade our network.

      Cash provided by financing activities totaled $116,000 for the nine months ended March 31, 2000 and consisted of proceeds of $570,000 from the exercise of stock options by option holders less payments of $454,000 to service long-term obligations.

      We estimate that cash on hand of $1.4 million at March 31, 2000 along with anticipated revenue collections will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

      We are currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that we will enter into any facility, and if so, on what terms. In addition, we have arranged capital financing to fund a portion of equipment purchases during this fiscal year which are estimated to total approximately $1.0 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our wholly owned subsidiary, PDQ.Net, and our Vice Chairman, William E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the district court of Sante Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with the Company's acquisition of PDQ.Net. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. We believe this lawsuit is without merit and intend to defend it vigorously.

Internet America, our Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt were named as defendants in a lawsuit filed on November 12, 1999 by Cindy Carradine in the District Court of Dallas County, Texas. The plaintiff asserts claims for fraud in connection with the plaintiff's sale of options to the Company in 1998. The plaintiff alleges actual and punitive damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend it vigorously.

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

          ------------

          *  Filed herewith

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



                                     INTERNET AMERICA, INC.
                                     (Registrant)

Date:  5/15/00                       By: /s/ Michael T. Maples
                                        ----------------------------------------
                                     Michael T. Maples
                                     President and Chief Executive Officer

Date:  5/15/00                       By: /s/ James T. Chaney
                                        ----------------------------------------
                                     James T. Chaney
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

         11       Computation of earnings per share (1)

         27       Financial Data Schedule*


----------------

           *Filed herewith

           (1) See note 2 to the financial statements.