Form 10QSB/A
period 1999-09-30
INTERNET AMERICA INC
filed 2000-05-16
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                           OUTSTANDING AT MAY 9, 2000
                        --------------------------------

       Common Stock at $.01 par value             9,704,632 Shares

                                =================

Explanatory Note

This Form 10-QSB/A is filed to amend the Form 10-QSB for the period ended September 30, 1999 (the "Original Form 10-QSB") to restate the Financial Statements (Item 1) and make the corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
2) and the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the original Form 10-QSB, we discovered a data processing error in the calculation of deferred revenue. This error had the effect of understating deferred revenue and overstating revenue as of and for the three months ended September 30, 1999. The effects of the restatement on the financial statements are more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements.

This report continues to speak as of the date of the Original Form 10-QSB, and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Form 10-QSB that might have been reflected in this report if they had taken place prior to the filing of the Original Form 10-QSB. All information contained in this amendment is subject to updating and supplementing as provided in our periodic reports filed with the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      September 30,       June 30,
                                                                          1999              1999
                                                                      --------------    --------------
                                              ASSETS                    (Unaudited)
                                                                       (As Restated,
                                                                        See Note 4)

CURRENT ASSETS:
       Cash and cash equivalents                                      $    3,303,947    $    5,845,562
       Trade receivables, net                                              1,212,126         1,122,894
       Prepaid expenses and other current assets                             128,906           126,433
                                                                      --------------    --------------
              Total current assets                                         4,644,979         7,094,889

PROPERTY AND EQUIPMENT, net                                                2,311,849         2,622,637

INTANGIBLES, net                                                           9,552,032         8,978,384

OTHER                                                                        210,040           217,494
                                                                      --------------    --------------

                                                                      $   16,718,900    $   18,913,404
                                                                      ==============    ==============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                         $    2,041,174    $    2,131,201
       Accrued liabilities                                                   884,161         1,068,774
       Deferred revenue                                                    3,153,443         3,358,347
       Current maturities of long-term debt                                  213,087           434,934
       Current maturities of capital lease obligations                        48,750            41,195
                                                                      --------------    --------------
              Total current liabilities                                    6,340,615         7,034,451

LONG-TERM DEBT, net of current portion                                       206,190           151,997

CAPITAL LEASE OBLIGATIONS, net of current portion                             87,000           102,246
                                                                      --------------    --------------
              Total liabilities                                            6,633,805         7,288,694
                                                                      --------------    --------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
               7,062,439 and 6,912,930  issued and outstanding at
              September 30, 1999, and June 30, 1999, respectively             70,625            69,130
       Additional paid-in capital                                         24,512,851        24,231,065
       Accumulated deficit                                               (14,498,381)      (12,675,485)
                                                                      --------------    --------------
              Total shareholders' equity                                  10,085,095        11,624,710
                                                                      --------------    --------------

                                                                      $   16,718,900    $   18,913,404
                                                                      ==============    ==============



See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended
                                                    September 30,
                                           --------------------------------
                                                1999               1998
                                           --------------    --------------
                                            (As Restated,
                                             See Note 4)
REVENUES:
       Access                              $    4,468,760    $    3,594,785
       Business services                          916,831           522,947
       Other                                      206,608            29,684
                                           --------------    --------------
          Total                                 5,592,199         4,147,416
                                           --------------    --------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations              3,150,195         2,048,439
       Sales and marketing                      1,498,470           850,858
       General and administrative               1,387,200           837,995
       Depreciation and amortization            1,416,012           481,768
                                           --------------    --------------
          Total                                 7,451,877         4,219,060
                                           --------------    --------------

OPERATING LOSS                                 (1,859,678)          (71,644)
INTEREST INCOME (EXPENSE), NET                     36,782          (108,933)
                                           --------------    --------------

LOSS BEFORE INCOME TAX                         (1,822,896)         (180,577)
INCOME TAX EXPENSE                                     --           (10,000)
                                           --------------    --------------

NET LOSS                                   $   (1,822,896)   $     (190,577)
                                           ==============    ==============

NET LOSS PER COMMON
SHARE:

       BASIC                               $        (0.26)   $        (0.05)
                                           ==============    ==============

       DILUTED                             $        (0.26)   $        (0.05)
                                           ==============    ==============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                    7,009,211         3,914,856

       DILUTED                                  7,009,211         3,914,856



See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              -----------    -----------
                                                                             (As Restated,
                                                                              See Note 4)

OPERATING ACTIVITIES:
     Net loss                                                                 $(1,822,896)   $  (190,577)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                          1,416,012        481,768
         Changes in operating assets and liabilities (excluding amounts obtained in acquisitions):
             Accounts receivable                                                  (89,235)      (166,017)
             Prepaid expenses and other current assets                             (7,064)       (15,386)
             Other assets                                                           6,068       (295,592)
             Accounts payable and accrued liabilities                            (212,213)       158,769
             Deferred revenue                                                    (207,751)      (130,511)
                                                                              -----------    -----------
                 Net cash used in operating activities                           (917,079)      (157,546)
                                                                              -----------    -----------


INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (147,722)      (141,649)
     Purchases of subscribers                                                  (1,576,103)            --
                                                                              -----------    -----------
                 Net cash used in investing activities                         (1,723,825)      (141,649)
                                                                              -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                      273,014             --
     Proceeds from issuance of note payable to related party                           --        311,186
     Principal payments of capital lease obligations                               (7,691)      (110,571)
     Principal payments of notes payable to shareholders                               --       (230,912)
     Principal payments of long-term debt                                        (166,034)       (38,162)
     Payments on line of credit                                                        --        (77,238)
                                                                              -----------    -----------
                 Net cash provided by (used in) financing activities               99,289       (145,697)
                                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,541,615)      (444,892)

CASH AND CASH EQUIVALENTS, beginning of period                                  5,845,562        618,290
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                      $ 3,303,947    $   173,398
                                                                              ===========    ===========

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                   $    12,350    $    71,493
     Cash paid for income taxes                                               $        --    $    15,750
     Contribution of capital in exchange for note payable                     $    10,267    $        --


See accompanying notes to condensed consolidated financial statements.

                             INTERNET AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

       On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.1 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans. Intangibles acquired as a result of the acquisition aggregated approximately $8.7 million.

       On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that transition to Internet America's service by November 23, 1999.

       On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that transition to Internet America's service by January 24, 2000.

       On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that transition to Internet America's service by October 9, 2000.

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

4.     Restatement

       Subsequent to the issuance of the Company's financial statements in its Form 10-Q for the three months ended September 30, 1999, we discovered a data processing error in the calculation of deferred revenue. This error had the effect of understating deferred revenue and overstating revenue as of and for the three months ended September 30, 1999.

       As a result, the accompanying financial statements as of and for the three months ended September 30, 1999 have been restated from amounts previously reported to properly record these transactions. A summary of the effects of the restatement is as follows:


                                             Previously
                                              Reported          Restated
                                           --------------    --------------
As of September 30, 1999:
     Deferred revenue                      $    2,907,039    $    3,153,443
     Accumulated deficit                   $  (14,251,977)   $  (14,498,381)

Three months ended September 30, 1999:
     Access revenues                       $    4,715,164    $    4,468,760
     Total revenues                        $    5,838,603    $    5,592,199
     Operating loss                        $   (1,613,274)   $   (1,859,678)
     Loss before income tax                $   (1,576,492)   $   (1,822,896)
     Net loss                              $   (1,576,492)   $   (1,822,896)

     Net loss per common share:
        Basic                              $        (0.22)   $        (0.26)
        Diluted                            $        (0.22)   $        (0.26)

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

      On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $464,800, half of which was paid upon closing. The remaining payment is contingent on the actual number of KDi subscribers that that transition to Internet America's service by November 23, 1999.

      On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of INTX subscribers that transition to Internet America's service by January 24, 2000.

      On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $2,000,000 in cash, half of which was paid upon closing. The remaining payment is contingent on the actual number of PointeCom subscribers that transition to Internet America's service by October 9, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth certain unaudited financial data for the three months ended September 30, 1999 and 1998. All amounts for the three months ended September 30, 1998 have been restated to reflect the poolings of interests with CompuNet and CyberRamp. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).


                                              Three Months Ended           Three Months Ended
                                              September 30, 1999           September 30, 1998
                                           ------------------------     ------------------------
                                                            % of                         % of
                                             (000's)      Revenues       (000's)       Revenues
                                           ----------    ----------     ----------    ----------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                              $    4,468          79.9%    $    3,595          86.7%
       Business services                          917          16.4%           523          12.6%
       Other                                      207           3.7%            29           0.7%
                                           ----------    ----------     ----------    ----------
              Total                             5,592         100.0%         4,147         100.0%
                                           ----------    ----------     ----------    ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations              3,151          56.3%         2,048          49.4%
       Sales and marketing                      1,498          26.8%           851          20.5%
       General and administrative               1,387          24.8%           838          20.2%
       Depreciation and amortization            1,416          25.3%           482          11.6%
                                           ----------    ----------     ----------    ----------
              Total                             7,452         133.3%         4,219         101.7%
                                           ----------    ----------     ----------    ----------

OPERATING LOSS                                 (1,860)        (33.3)%          (72)         (1.7)%
INTEREST INCOME (EXPENSE), NET                     37           0.7%          (109)         (2.6)%
                                           ----------    ----------     ----------    ----------

LOSS BEFORE INCOME TAX                         (1,823)        (32.6)%         (181)         (4.4)%
INCOME TAX EXPENSE                                 --           0.0%           (10)         (0.2)%
                                           ----------     ----------    ----------

NET LOSS                                   $   (1,823)        (32.6)%   $     (191)         (4.6)%
                                           ==========    ==========     ==========    ==========

NET LOSS PER COMMON
SHARE:

       BASIC                               $    (0.26)                  $    (0.05)
                                           ==========                   ==========

       DILUTED                             $    (0.26)                  $    (0.05)
                                           ==========                   ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                    7,009                        3,915

       DILUTED                                  7,009                        3,915

OTHER DATA:
Subscribers at end of period                  105,000                       64,200

       Total revenue. Total revenue increased by $1.5 million, or 34.8%, to $5.6 million for the three months ended September 30, 1999, from $4.1 million for the three months ended September 30, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $874,000, or 24.3%, to $4.5 million for the three months ended September 30, 1999, from $3.6 million for the same period in the prior year. The increase in access revenue is attributable to an increase in the number of dial-up subscribers from 64,200 at September 30, 1998, to 105,000 at September 30, 1999. Business services revenue increased by $394,000, or 75.3%, to $917,000 for the three months ended September 30, 1999, from $523,000 for the same period in the prior year. The increase in business services revenue is primarily due to the NeoSoft acquisition on June 30, 1999. Over half of NeoSoft's total revenue relates to business services. Other revenue increased by $177,000, to $207,000 for the three months ended September 30, 1999, from $30,000 for the same period in the prior year. The increase in other revenue is due to sales tax refunds related to NeoSoft operations and other miscellaneous revenue realized by NeoSoft.

       Connectivity and operations. Connectivity and operations expense increased by $1.1 million, or 53.8%, to $3.2 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998. As a percentage of revenue, connectivity and operations expense increased to 56.3% for the three months ended September 30, 1999, from 49.4% for the same period in the prior year. The increase as a percentage of revenue is primarily due to the effects of recent acquisitions. After an acquisition, there is some duplication of inbound telephone connectivity and Internet backbone connectivity during the transition period.

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

       General and administrative. General and administrative expense increased by $549,000, or 65.5%, to $1.4 million for the three months ended September 30, 1999, from $838,000 for the three months ended September 30, 1998. General and administrative expense as a percentage of total revenue increased to 24.8% for the three months ended September 30, 1999, from 20.2% for the same period in the prior year, primarily due to administrative support related to our growth strategy.

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

       Cash used in operating activities totaled $917,000 for the three months ended September 30, 1999, compared to cash used in operating activities of $158,000 for the same period in the prior year. During the three months ended September 30, 1999, sales and marketing expenses totaled $1.5 million, as compared to only $851,000 for the same period in the prior year. Increased connectivity costs and general and administrative expenditures related to our growth strategy also contributed to additional cash used in operations for the three months ended September 30, 1999, as compared to the same period a year ago.

       Cash used in investing activities totaled $1.7 million for the three months ended September 30, 1999, and consisted of $1.6 million in subscriber acquisition costs and routine purchases of property and equipment to expand and upgrade our network.

       Cash provided by financing activities totaled $99,000 for the three months ended September 30, 1999 and consisted of proceeds of $273,000 from the exercise of stock options by option holders less payments of $174,000 to service long-term obligations.

       We estimate that cash on hand of $3.3 million at September 30, 1999 along with anticipated revenue collections will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund expansion through acquisitions and marketing.

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

Contingency Plans

         We believe that we have assessed the risks involved with the Year 2000 issue and have established procedures and processes to minimize any effect of an unidentified or Third Party Systems created Year 2000 problem. These plans include providing personnel on duty during the change-over specifically trained to deal with software failures and Third Party Systems failures.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             2.1 Agreement and Plan of Merger dated as of September 12, 1999 by and between Internet America, Inc., GEEK Houston II, Inc., PDQ.Net, Incorporated, William E. Ladin, Jr. and J.N. Palmer Family Partnership, incorporated by reference A to the preliminary proxy statement and definitive proxy statement filed with the Securities and Exchange Commission on October 7, 1999 and October 19, 1999, respectively. (File No. 000-25147)

             3.1 Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

             3.2  By-Laws, as amended, incorporated by reference to Exhibit Nos.
                  3.3 and 3.4 of the Company's Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

             3.3 Second Amendment to the Bylaws of Internet America, Inc. dated as of September 13, 1999.*

             4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 on Form SB-2, as amended, initially filed with the Securities and Exchange Common on July 21, 1998 (File No. 333-59527)

             11.  Computation of earnings per share (1)

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


-----------------------------

* Previously filed as Exhibit 3.3 to the Original Form 10-QSB for the quarterly period ended September 30, 1999, initially filed with the Securities and Exchange Commission on November 15, 1999

(1)      See note 2 to condensed financial statements

(2)      Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERNET AMERICA, INC.
                                     (Registrant)

Date:  5/15/00                      By: /s/ Michael T. Maples
                                       -----------------------------------------
                                    Michael T. Maples
                                    President and Chief Executive Officer

Date:  5/15/00                      By: /s/ James T. Chaney
                                       -----------------------------------------
                                    James T. Chaney
                                    Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description
--------------    -----------
             2.1  Agreement and Plan of Merger dated as of September 12, 1999 by and between Internet America, Inc., GEEK Houston II, Inc.,
                  PDQ.Net, Incorporated, William E. Ladin, Jr. and J.N. Palmer
                  Family Partnership, incorporated by reference A to the
                  preliminary proxy statement and definitive proxy statement filed with the Securities and Exchange Commission on October
                  7, 1999 and October 19, 1999, respectively. (File No.
                  000-25147)

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

             3.3 Second Amendment to the Bylaws of Internet America, Inc. dated as of September 13, 1999.*

             4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 on Form SB-2, as amended, initially filed with the Securities and Exchange Common on July 21, 1998 (File
                  No. 333-59527).

             12.  Computation of earnings per share (1)

             27.  Financial Data Schedule (2)


-----------------------------

* Previously filed as Exhibit 3.3 to the Original Form 10-QSB for the quarterly period ended September 30, 1999, initially filed with the Securities and Exchange Commission on November 15, 1999

(1)      See note 2 to condensed financial statements

(2)      Filed herewith