Form 10QSB/A
period 1999-12-31
INTERNET AMERICA INC
filed 2000-05-16
CIK 1001279

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

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                           OUTSTANDING AT MAY 9, 2000
                               -------------------

       Common Stock at $.01 par value           9,704,632 Shares
                                =================


            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [x]

Explanatory Note

This Form 10-QSB/A is filed to amend the Form 10-QSB for the period ended December 31, 1999 (the "Original Form 10-QSB") to restate the Financial Statements (Item 1) and make the corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
2) and the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-QSB, we discovered a data processing error in the calculation of deferred revenue. This error had the effect of understating deferred revenue and overstating revenue as of and for the three and six months ended December 31, 1999. The effects of the restatement on the financial statements are more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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






PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       December 31,        June 30,
                                                                           1999             1999
                                                                       ------------      ------------
                              ASSETS                                   (Unaudited)
                                                                       (As Restated,
                                                                       See Note 4)
CURRENT ASSETS:
       Cash and cash equivalents                                       $  1,724,143      $  5,845,562
       Accounts receivable, net                                           1,523,494         1,122,894
       Prepaid expenses and other current assets                            141,146           126,433
                                                                       ------------      ------------
              Total current assets                                        3,388,783         7,094,889

PROPERTY AND EQUIPMENT, net                                               2,952,694         2,622,637

INTANGIBLES, net                                                         40,272,250         8,978,384

OTHER                                                                       298,428           217,494
                                                                       ------------      ------------

                                                                       $ 46,912,155      $ 18,913,404
                                                                       ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                          $  2,839,573      $  2,131,201
       Accrued liabilities                                                1,667,108         1,068,774
       Deferred revenue                                                   4,514,428         3,358,347
       Current maturities of capital lease obligations                      152,131            41,195
       Current maturities of long-term debt                                 185,821           434,934
                                                                       ------------      ------------
              Total current liabilities                                   9,359,061         7,034,451

CAPITAL LEASE OBLIGATIONS, net of current portion                           183,654           102,246

LONG-TERM DEBT, net of current portion                                      208,835           151,997
                                                                       ------------      ------------
              Total liabilities                                           9,751,550         7,288,694
                                                                       ------------      ------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              9,613,818 and 6,912,930  issued and outstanding at
              December 31, 1999, and June 30, 1999, respectively             96,138            69,130
       Additional paid-in capital                                        54,587,067        24,231,065
       Accumulated deficit                                              (17,522,600)      (12,675,485)
                                                                       ------------      ------------
              Total shareholders' equity                                 37,160,605        11,624,710
                                                                       ------------      ------------

                                                                       $ 46,912,155      $ 18,913,404
                                                                       ============      ============


See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                  Six Months Ended
                                                   December 31,                       December 31,
                                         ------------------------------      ------------------------------
                                             1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
                                         (As Restated,                       (As Restated,
                                          See Note 4)                         See Note 4)
REVENUES:
       Access                            $  5,430,921      $  3,619,473      $  9,899,681      $  7,214,257
       Business services                    1,190,118           597,703         2,106,949         1,120,650
       Other                                   90,940            15,157           297,548            44,841
                                         ------------      ------------      ------------      ------------
          Total                             6,711,979         4,232,333        12,304,178         8,379,748
                                         ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          3,932,250         2,198,826         7,082,445         4,247,264
       Sales and marketing                  1,546,921         1,212,244         3,045,391         2,063,102
       General and administrative           1,796,993           929,184         3,184,193         1,767,180
       Depreciation and amortization        2,473,149           495,868         3,889,161           977,635
                                         ------------      ------------      ------------      ------------
          Total                             9,749,313         4,836,122        17,201,190         9,055,181
                                         ------------      ------------      ------------      ------------

OPERATING LOSS                             (3,037,334)         (603,789)       (4,897,012)         (675,433)
INTEREST INCOME (EXPENSE), NET                 13,115           (61,981)           49,897          (170,914)
INCOME TAX EXPENSE                                 --                --                --           (10,000)
                                         ------------      ------------      ------------      ------------

NET LOSS                                 $ (3,024,219)     $   (665,770)     $ (4,847,115)     $   (856,347)
                                         ============      ============      ============      ============

NET LOSS PER COMMON SHARE:

       BASIC                             $      (0.37)     $      (0.14)     $      (0.64)     $      (0.20)
                                         ============      ============      ============      ============

       DILUTED                           $      (0.37)     $      (0.14)     $      (0.64)     $      (0.20)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                8,129,357         4,603,278         7,569,284         4,260,940

       DILUTED                              8,129,357         4,603,278         7,569,284         4,260,940

See accompanying notes to condensed consolidated financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended
                                                                                      December 31,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------      ------------
                                                                             (As Restated,
                                                                              See Note 4)
OPERATING ACTIVITIES:
     Net loss                                                                $ (4,847,115)     $   (856,347)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                          3,889,161           977,635
         Changes in operating assets and liabilities (excluding amounts obtained in acquisitions):
             Accounts receivable                                                 (149,068)          149,643
             Prepaid expenses and other current assets                            149,406          (105,648)
             Other assets                                                        (163,443)            4,492
             Accounts payable and accrued liabilities                            (673,134)           80,294
             Deferred revenue                                                    (534,970)          176,224
                                                                             ------------      ------------
                  Net cash provided by (used in) operating activities          (2,329,163)          426,293
                                                                             ------------      ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (425,275)         (514,811)
     Business and subscriber acquisitions, net of cash acquired                (1,558,432)               --
                                                                             ------------      ------------
                  Net cash used in investing activities                        (1,983,707)         (514,811)
                                                                             ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                      499,891        20,169,591
     Proceeds from issuance of note payable to related party                           --           311,186
     Principal payments of notes payable to shareholders                               --        (2,017,713)
     Principal payments of capital lease obligations                              (15,995)         (258,086)
     Principal payments of long-term debt                                        (292,445)         (669,325)
     Payments on line of credit                                                        --          (225,000)
                                                                             ------------      ------------
                  Net cash provided by financing activities                       191,451        17,310,653
                                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                (4,121,419)       17,222,135

CASH, BEGINNING OF PERIOD                                                       5,845,562           618,290
                                                                             ------------      ------------

CASH, END OF PERIOD                                                          $  1,724,143      $ 17,840,425
                                                                             ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                  $     26,705      $    208,131
     Cash paid for income taxes                                              $         --      $     31,500
     Common stock and options issued in acquisition of PDQ.Net               $ 29,872,852      $         --
     Accrued liability recorded for acquisition costs                        $    400,000      $         --
     Contribution of capital in exchange for note payable                    $     10,267      $         --


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

     Pro forma amounts of total revenues, net loss, and net loss per share for the six months ended December 31, 1999 and 1998, assuming the acquisition had occurred at the beginning of each period, are as follows:

                                                     Six Months Ended
                                                        December 31,
                                              ------------------------------
                                                  1999              1998
                                              ------------      ------------
                                              (As Restated,
                                               See Note 4)
Total revenues                                $ 16,064,459      $ 11,203,010

Net loss                                      $(10,850,511)     $ (6,491,459)

Net loss per common share                     $      (1.15)     $      (0.97)

4.   Restatement

     Subsequent to the issuance of the Company's financial statements in its Form 10-Q for the three and six months ended December 31, 1999, we discovered a data processing error in the calculation of deferred revenue. This error had the effect of understating deferred revenue and overstating revenue as of and for the three and six months ended December 31, 1999.

     As a result, the accompanying financial statements as of and for the three and six months ended December 31, 1999 have been restated from amounts previously reported to properly record these transactions. A summary of the effects of the restatement is as follows:

                                                 Previously
                                                  Reported           Restated
                                                ------------       ------------
As of December 31, 1999:
     Deferred revenue                           $  3,948,850       $  4,514,428
     Accumulated deficit                        $(16,957,022)      $(17,522,600)

Three months ended December 31, 1999:
     Access revenues                            $  5,750,095       $  5,430,921
     Total revenues                             $  7,031,153       $  6,711,979
     Operating loss                             $ (2,718,160)      $ (3,037,334)
     Net loss                                   $ (2,705,045)      $ (3,024,219)

     Net loss per common share:
        Basic                                   $      (0.33)      $      (0.37)
        Diluted                                 $      (0.33)      $      (0.37)

Six months ended December 31, 1999:
     Access revenues                            $ 10,465,259       $  9,899,681
     Total revenues                             $ 12,869,756       $ 12,304,178
     Operating loss                             $ (4,331,434)      $ (4,897,012)
     Net loss                                   $ (4,281,537)      $ (4,847,115)

     Net loss per common share:
     Basic                                      $      (0.57)      $      (0.64)
     Diluted                                    $      (0.57)      $      (0.64)

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

     We have an accumulated deficit of $17.5 million at December 31, 1999 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.


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

                                             Three Months Ended               Three Months Ended
                                              December 31, 1999                December 31, 1998
                                         --------------------------       --------------------------
                                                            % of                            % of
                                          (000's)         Revenues         (000's)         Revenues
                                         ----------      ----------       ----------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $    5,431            80.9%      $    3,619            85.5%
       Business services                      1,190            17.7%             598            14.1%
       Other                                     91             1.4%              15             0.4%
                                         ----------      ----------       ----------      ----------
              Total                           6,712           100.0%           4,232           100.0%
                                         ----------      ----------       ----------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations            3,932            58.6%           2,199            52.0%
       Sales and marketing                    1,547            23.1%           1,212            28.6%
       General and administrative             1,797            26.8%             929            21.9%
       Depreciation and amortization          2,473            36.8%             496            11.7%
                                         ----------      ----------       ----------      ----------
              Total                           9,749           145.3%           4,836           114.2%
                                         ----------      ----------       ----------      ----------

LOSS FROM OPERATIONS                         (3,037)          (45.3%)           (604)          (14.2%)
INTEREST INCOME (EXPENSE), NET                   13             0.2%             (62)           (1.5%)
INCOME TAX EXPENSE                               --             0.0%              --             0.0%
                                         ----------      ----------       ----------      ----------

NET LOSS                                 $   (3,024)          (45.1%)     $     (666)          (15.7%)
                                         ==========      ==========       ==========      ==========

NET LOSS PER COMMON SHARE:

       BASIC                             $    (0.37)                      $    (0.14)
                                         ==========                       ==========

       DILUTED                           $    (0.37)                      $    (0.14)
                                         ==========                       ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                  8,129                            4,603

       DILUTED                                8,129                            4,603

OTHER DATA:
Subscribers at end of period                147,000                           67,500

     Total revenue. Total revenue increased by $2.5 million, or 58.6%, to $6.7 million for the three months ended December 31, 1999, from $4.2 million for the three months ended December 31, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $1.8 million, or 50.0%, to $5.4 million for the three months ended December 31, 1999, from $3.6 million for the same period in 1998. Approximately $800,000 of the increase in access revenue is attributable to the acquisition of PDQ.Net, which had approximately 41,000 subscribers on the closing date of November 22, 1999. The remaining $1.0 million increase in access revenue is attributable to an increase in the number of other subscribers from 67,500 at December 31, 1998, to 106,000 at December 31, 1999. Business services revenue increased from $598,000 for the three months ended December 31, 1998 to $1.2 million for the same period in 1999. The increase in business services revenue is primarily due to the acquisition of NeoSoft, Inc. (NeoSoft) on June 30, 1999. Over half of NeoSoft's total revenue relates to business services. PDQ.Net also contributed $312,000 of business services revenue during the quarter. Other revenue consists primarily of peripheral equipment sales and other miscellaneous revenue.

     Connectivity and operations. Connectivity and operations expense increased by $1.7 million, or 78.8%, to $3.9 million for the three months ended December 31, 1999 from $2.2 million for the three months ended December 31, 1998. As a percentage of revenue, connectivity and operations expense increased to 58.6% for the three months ended December 31, 1999, from 52.0% for the same period in 1998. The increase as a percentage of revenue is due primarily to additional connectivity related to our entry into new markets and the development of our DSL products.

     Sales and marketing. Sales and marketing expense increased by $335,000, or 27.6%, to $1.5 million for the three months ended December 31, 1999, compared to $1.2 million for the same period in 1998, but decreased as a percentage of revenue to 23.1% for the three months ended December 31, 1999 from 28.6% for the same period in 1998. The dollar increase is due to the acquisition of PDQ.Net and the expansion of our marketing program to nine markets in 1999 compared to four in 1998. The decrease as a percentage of revenue is due primarily to a restriction of marketing efforts to markets with established branding.

     General and administrative. General and administrative expense increased by $868,000, or 93.4%, to $1.8 million for the three months ended December 31, 1999, from $929,000 for the three months ended December 31, 1998. General and administrative expense as a percentage of total revenue increased to 26.8% for the three months ended December 31, 1999, from 21.9% for the same period in 1998, primarily due to administrative support related to our growth strategy.

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

                                              Six Months Ended                Six Months Ended
                                              December 31, 1999               December 31, 1998
                                         --------------------------       --------------------------
                                                            % of                            % of
                                           (000's)        Revenues         (000's)         Revenues
                                         ----------      ----------       ----------      ----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                            $    9,899            80.5%      $    7,214            86.1%
       Business services                      2,107            17.1%           1,121            13.4%
       Other                                    298             2.4%              45             0.5%
                                         ----------      ----------       ----------      ----------
              Total                          12,304           100.0%           8,380           100.0%
                                         ----------      ----------       ----------      ----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations            7,083            57.6%           4,247            50.7%
       Sales and marketing                    3,045            24.7%           2,063            24.6%
       General and administrative             3,184            25.9%           1,767            21.1%
       Depreciation and amortization          3,889            31.6%             978            11.7%
                                         ----------      ----------       ----------      ----------
              Total                          17,201           139.8%           9,055           108.1%
                                         ----------      ----------       ----------      ----------

LOSS FROM OPERATIONS                         (4,897)          (39.8%)           (675)           (8.1%)
INTEREST INCOME (EXPENSE), NET                   50             0.4%            (171)           (2.0%)
INCOME TAX EXPENSE                               --             0.0%             (10)           (0.1%)
                                         ----------      ----------       ----------      ----------

NET LOSS                                 $   (4,847)          (39.4%)     $     (856)          (10.2%)
                                         ==========      ==========       ==========      ==========

NET LOSS PER COMMON SHARE:

       BASIC                             $    (0.64)                      $    (0.20)
                                         ==========                       ==========

       DILUTED                           $    (0.64)                      $    (0.20)
                                         ==========                       ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                  7,569                            4,261

       DILUTED                                7,569                            4,261

OTHER DATA:
Subscribers at end of period                147,000                           67,500

     Total revenue. Total revenue increased by $3.9 million, or 46.8%, to $12.3 million for the six months ended December 31, 1999, from $8.4 million for the six months ended December 31, 1998. The majority of the increase in total revenue is attributable to the increase in access revenue of $2.7 million, or 37.2%, to $9.9 million for the six months ended December 31, 1999, from $7.2 million for the same period in 1998. Approximately $1.4 million of the increase in access revenue is attributable to the acquisitions of PDQ.Net and NeoSoft, while the remainder is attributable to other growth of our customer base. Business services revenue increased by $1.0 million, or 88.0%, to $2.1 million for the six months ended December 31, 1999, from $1.1 million for the same period in 1998, primarily as a result of the NeoSoft and PDQ.Net acquisitions.

     Connectivity and operations. Connectivity and operations expense increased by $2.8 million, or 66.8%, to $7.1 million for the six months ended December 31, 1999 from $4.2 million for the six months ended December 31, 1998. As a percentage of revenue, connectivity and operations expense increased to 57.6% for the six months ended December 31, 1999, from 50.7% for the same period in 1998. The increase as a percentage of revenue is due primarily to additional connectivity purchases related to our entry into new markets and the development of our DSL products.

     Sales and marketing. Sales and marketing expense increased by $1.0 million, or 47.6%, to $3.0 million for the six months ended December 31, 1999, compared to $2.1 million for the same period in 1998, and increased as a percentage of revenue to 24.7% for the six months ended December 31, 1999 from 24.6% for the same period in 1998. The dollar increase is due primarily to the expansion of our marketing program which, until December 1998, was limited to North Texas. We currently advertise in nine markets throughout Texas.

     General and administrative. General and administrative expense increased by $1.4 million, or 80.2%, to $3.2 million for the six months ended December 31, 1999, from $1.8 million for the six months ended December 31, 1998. General and administrative expense as a percentage of total revenue increased to 25.9% for the six months ended December 31, 1999, from 21.1% for the same period in 1998, primarily due to administrative support related to our growth strategy.

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

     Cash used in operating activities totaled $2.3 million for the six months ended December 31, 1999, compared to cash provided by operating activities of $426,000 for the same period in 1998. Increases in sales and marketing expenses of $1 million and increases in general and administrative expenses of $1.4 million related to our growth strategy contributed to additional cash used in operations for the six months ended December 31, 1999, as compared to the same period a year ago.

     Cash used in investing activities totaled $2.0 million for the six months ended December 31, 1999, and consisted of $1.6 million in business and subscriber acquisitions and $425,000 of routine purchases of property and equipment to expand and upgrade our network.

     Cash provided by financing activities totaled $191,000 for the six months ended December 31, 1999 and consisted of proceeds of $500,000 from the exercise of stock options by option holders less payments of $309,000 to service long-term obligations.

     We estimate that cash on hand of $1.7 million at December 31, 1999 along with anticipated revenue collections will be sufficient for meeting our working capital needs for fiscal 2000 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

          ----------
          *    Filed herewith

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



                                     INTERNET AMERICA, INC.
                                     (Registrant)

Date: 5/15/00                         By: /s/ Michael T. Maples
                                         --------------------------------------
                                         Michael T. Maples
                                         President and Chief Executive Officer

Date: 5/15/00                         By: /s/ James T. Chaney
                                         --------------------------------------
                                         James T. Chaney
                                         Vice President and Chief Financial
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

     11        Computation of earnings per share (1)

     27        Financial Data Schedule*

----------
*    Filed herewith

(1)  See note 2 to the financial statements.