Form 10KSB40
period 2000-06-30
INTERNET AMERICA INC
filed 2000-09-26
CIK 1001279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
                 (Name of small business issuer in its charter)

                    TEXAS                                        86-0778979
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         350 N. ST. PAUL, SUITE 3000
                DALLAS, TEXAS                                      75201
   (Address of principal executive offices)                      (Zip Code)

                                 (214) 861-2500
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                (NOT APPLICABLE)

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year ended June 30, 2000: $29,345,474

     Based upon the closing price of the registrant's Common Stock as of September 20, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $24,644,801.*

     The number of shares of Common Stock outstanding as of September 20, 2000 was 9,719,790.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 1, 2000, to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-KSB.
---------------

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I   Item 1.   Business....................................................    1
         Item 2.   Properties..................................................    9
         Item 3.   Legal Proceedings...........................................    9
         Item 4.   Submission of Matters to a Vote of Security Holders.........    9
PART II  Item 5.   Market for Registrant's Common Stock and Related Stockholder
                     Matters...................................................   10
         Item 6.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   10
         Item 7.   Financial Statements and Supplementary Data.................   15
         Item 8.   Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure..................................   15
PART     Item 9.   Directors and Executive Officers, Promoters and Control
  III                Persons; Compliance with Section 16(a) of the Exchange
                     Act.......................................................   16
         Item 10.  Executive Compensation......................................   16
         Item 11.  Security Ownership of Certain Beneficial Owners and
                     Management................................................   16
         Item 12.  Certain Relationships and Related Transactions..............   16
         Item 13.  Exhibits and Reports on Form 8-K............................   16
SIGNATURES.....................................................................   18
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.....................................  F-1

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

                                     PART I

ITEM 1. BUSINESS

       GENERAL

     Internet America is an ISP that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 2000, we served approximately 152,000 subscribers in the southwestern United States. Our business model is to create high user density in each geographic area we serve, which allows us to realize substantial marketing and operating efficiencies. Our growth strategy focuses on continuing to add customers in existing markets and quickly building a critical mass of subscribers in new markets.

     Internet America was incorporated in 1994 and has operated as an ISP since inception. Our subscriber base has grown from 47,900 at June 30, 1997, to 61,600 at June 30, 1998, to 100,000 at June 30, 1999 and to 152,000 at June 30, 2000.

     Elements of our growth strategy include:

     Strategic and Add-On Acquisitions to Rapidly Acquire a Critical Mass of Subscribers. We pursue strategic acquisitions to launch our entry into new markets and pursue add-on acquisitions in our existing markets.

     Aggressive Use of Advertising to Build the Internet America Brand. We use two of the more effective and efficient advertising media -- television and outdoor billboards -- to acquire subscribers quickly and build brand awareness. See "Marketing" below.

     Attract New Subscribers and Migrate Existing Subscribers to Our DSL Products. We emphasize our DSL products in marketing efforts to increase our total subscriber base and our average revenue per subscriber.

     Cost-Effective Development of Network Infrastructure. We deploy network infrastructure in a disciplined manner to achieve substantial economies of scope and scale. With our "Virtual POP" architecture, we can provide local access services without investing in additional physical infrastructure. See
"-- Infrastructure," below.

     Development of Value-Added Revenue Streams. We continue to develop value-added revenue streams such as dedicated broadband connectivity, news access and Web hosting. In addition, we continue to evaluate other value-added service opportunities such as Internet telephony. We believe that a user dense, regional customer base provides an excellent platform for the introduction of new value-added services, taking advantage of existing brand awareness and economies of scale.

RECENT ACQUISITIONS

     On November 22, 1999, we acquired all of the outstanding shares of PDQ.Net, Inc. ("PDQ"), a Houston-based ISP, in exchange for 2,425,000 shares of Common Stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. PDQ is a wholly owned subsidiary of Internet America and constitutes the majority of our Houston operations.

     On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"). Under the terms of an Asset Purchase Agreement, we made an initial payment of $1,000,000 in cash. The remaining payment of $1,000,000 was contingent on the actual number of PointeCom customers that transitioned to Internet America's service. In January 2000, we received a refund of $750,000 from the initial payment based on the actual number of PointeCom subscribers that transitioned to our service.

     On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment was contingent on the actual number of INTX subscribers that transitioned to our service by January 24, 2000. We do not expect to make any further payments under the agreement.

     On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"). Under the terms of an Asset Purchase Agreement, we paid a total of $259,250 based on the actual number of KDi subscribers that transitioned to our service.

     On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.1 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans. This transaction was accounted for as a purchase.

     On January 29, 1999, we acquired the net assets of CompuNet, Inc. ("CompuNet"), a Dallas-based Internet service provider with a concentration of business clients, in exchange for 16,910 shares of Common Stock. On February 18, 1999, we acquired all of the outstanding securities of CyberRamp, L.L.C. ("CyberRamp"), a Dallas-based Internet service provider with approximately 16,000 customers, in exchange for 365,725 shares of Common Stock. These combinations were accounted for as poolings-of-interests. As a result, our financial statements have been restated to include the accounts and results of operations of CompuNet and CyberRamp.

SERVICES

     We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting and other services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our subscribers have month-to-month subscriptions. Most subscribers are billed through automatic charges to their credit cards or bank account. We offer discounts on most of our services for subscribers who prepay for our service offerings.

     High Speed Connectivity; DSL Services. We offer Digital Subscriber Line
(DSL) service for business and consumers, dedicated ISDN access, and full and partial T-1 connectivity, which can service hundreds of users at once. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. In addition, the products provide an "always on" connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

     Dial-Up Internet Access. Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web, e-mail, Internet relay chat (IRC), file transfer protocol (FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, filtered Internet access, global roaming services, Internet call waiting functionality, personalized e-mail addresses and personal Web sites.

     USENET. Our Airnews.net product provides access to Internet America's newsgroup services for subscribers of other Internet services and on a wholesale basis to other businesses or ISPs. As of June 30, 2000, there were approximately 6,300 Airnews.net subscribers.

     Web Services. We offer Web hosting through our Airweb.net service and through PDQ for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers are responsible for building their own Web sites and then uploading the pages to an Internet America or PDQ Web server. This Web hosting service features state-of-the-art servers for high speed and reliability, a high quality connection to the Internet, specialized customer support and advanced services features, such as secure transactions and site usage reports.

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

     Individuals accessing the Internet have many different hardware configurations and varying levels of computer sophistication. Consequently, our customer care departments must be able to efficiently and effectively address:

     - problems affecting a variety of hardware systems,

     - start-up or other basic problems of new subscribers or new Internet users, and

     - highly technical issues that sophisticated users may encounter.

     We have customer care departments in our Dallas facilities consisting of approximately 89 employees and in our PDQ Houston facilities consisting of approximately 63 employees. Our Dallas customer care department is available to subscribers 24-hours-a-day, 7-days-a-week. Both departments are organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers' technical problems, our customer care departments answer questions about account status, respond to software requests and provide configuration information.

     Subscribers can access customer support services through a local telephone number or by e-mail. We maintain a comprehensive description of our customer care services on our Web site, as well as troubleshooting tips and configuration information. Additionally, we offer our subscribers free educational classes, which are held weekly in our Dallas office. Subscribers can also obtain recorded system and network status reports at any time and review extensive system and network performance on the World Wide Web.

MARKETING

     Our marketing strategy focuses on rapid penetration of high density urban markets in order to acquire a critical mass of subscribers to support profitable operations. Our approach combines direct response marketing and brand building advertising. We use a variety of mediums to communicate our marketing message, including television, outdoor billboards, print, radio, direct mail and on-line marketing activities. Because we believe that the demand for high-speed connectivity is growing, our advertising currently focuses almost exclusively on our DSL products.

INFRASTRUCTURE

     Our network provides subscribers with local dial-up and broadband (DSL) access in all major metropolitan areas of Texas, as well as dial-up access in several smaller communities. Our systems and network infrastructure is designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimizes the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

     Physical and Virtual POPs. Subscribers dial a local phone number and connect to one of our points of presence (POPs), consisting of inbound telephone lines, modems and related computer equipment. The POPs are either facilities owned by Internet America or "Virtual POPs" owned by telecommunication companies. Virtual POP architecture allows us to provide local access services without deploying additional physical infrastructure. The Virtual POP architecture enables subscribers to dial a local phone number and connect to a modem owned and housed by a telecommunications provider. The subscriber's data call is then routed across leased lines to our internal network. Unlike simply leasing network capacity from a third-party provider, the Virtual POP architecture allows us to maintain substantial control over quality of service and capacity. The benefits of this architecture include substantially reduced capital expenditures and reduced exposure to technological obsolescence. In addition, when entering new markets, the Virtual POP architecture allows us to more precisely match capacity needs to actual sales in that market.

     Internal Network Infrastructure. Subscribers enter our network from either the physical POP or Virtual POP. Our primary internal network is designed to maximize sustained high-speed traffic and provide both resiliency to failure and redundancy. Our network incorporates safety features to separate internal data from external sources and provides protection against catastrophic network failure. Our facilities are powered by a computer controlled uninterruptible power supply that provides battery backup, surge protection and power conditioning. Automatic onsite diesel generators provide power for prolonged power outages.

     We also maintain a Network Operations Control Center ("NOCC") in Dallas, which is staffed 24 hours a day. The NOCC is responsible for monitoring the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure. The NOCC is responsible for operational communications among internal departments and is also responsible for communication with external service providers. Sophisticated historical and statistical analysis software used in the NOCC provides data about the quality of service most subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed.

     We maintain our applications on a variety of systems from a number of vendors. The major applications, such as e-mail and newsgroup access services, utilize a network of servers which are connected directly to our internal network backbone and to our high-availability network file server. We deploy PC style hardware in clusters for distributing the load of other applications and providing fault-tolerance against application failure. These distributed applications are housed on low cost, easily obtainable components with minimal interdependency.

     Management Information Systems. Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system to handle all customer contact and billing information for the services we provide. The system maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. Our PDQ subsidiary uses a similar system, while our NeoSoft subsidiary uses a database to manage customer information but provisions services manually. We are transitioning to an integrated financial and information reporting system that will include all subsidiaries, automate many additional functions and provide financial, marketing and management reports.

TECHNOLOGY AND DEVELOPMENT

     Although we do not focus a significant amount of resources on creating new technologies, we continuously evaluate new technologies and applications for possible introduction or incorporation into our services. In the fourth quarter of fiscal 1999, we deployed Expresslane DSL, a high-speed connectivity technology, in our established markets. This DSL product uses existing twisted copper pair wire extending from a local exchange carrier's central office to a subscriber's home or office to provide high-speed connectivity. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly VoIP, video and audio programming distribution and other high-bandwidth, low-latency applications. We believe that we are well positioned to efficiently market and deploy our broadband products and other new, value-added services due to the high density of our subscriber base.

PROPRIETARY RIGHTS

     General. We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We rely on a combination of copyright, trademark and trade secret laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek," "PDQ.Net," "Airmail.net," "Airnews.net" and "Airweb.net" are registered service marks of Internet America or its subsidiaries. Service mark applications are pending for the registration of "Expresslane DSL" and its logo.

     There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     Licenses. We have obtained authorization to use the products of each software company that are bundled in our front-end software product for Windows and Macintosh subscribers. The particular applications included in our start-up package have been licensed when necessary. We intend to maintain or negotiate renewals of existing software licenses and authorizations as required. We may also want or need to license other applications in the future. Other applications included in our start-up package are shareware that we have obtained permission to distribute or that are from the public domain and are freely distributable.

COMPETITION

     The market for the provision of Internet access to individuals is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market are:

     - a reputation for reliability and service,

     - pricing,

     - access speed,

     - effective customer support,

     - access to capital,

     - creative marketing,

     - easy-to-use software, and

     - geographic coverage.

     Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. We currently compete or expect to compete with the following types of Internet access providers:

     - commercial online service providers, such as America Online;

     - national ISPs, such as EarthLink, Juno, and Prodigy;

     - numerous regional and local ISPs;

     - computer hardware and software companies, and other technology companies, such as IBM, Microsoft, Dell and Gateway;

     - national telecommunications providers, such as AT&T, Qwest, MCI WorldCom and Sprint;

     - regional telecommunications providers, such as SBC Communications;

     - cable operators, such as Time Warner and AT&T;

     - wireless communications companies; and

     - satellite companies.

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

     The market for broadband services is still in an early stage of development and is extremely competitive. The markets we serve have been flooded with DSL offers from our competitors, some of which have greater resources than we have and are able to offer DSL products at lower prices than we offer. In addition, other methods of broadband delivery which we do not currently offer, such as cable or wireless transmission, may be more successful than DSL.

     We face increased competition from certain ISPs that provide free Internet access to consumers. Under this "free access" business model, revenues are derived primarily from companies that place advertisements in small banners or windows on users' computer screens while they are online. Subscribers are generally required to provide demographic information which is used by advertisers to deliver targeted messages to the users' screens that cannot be closed or removed. ISPs employing this business model could continue to attract a sizable number of users and exert pressure on prices.

     Most of the major long-distance companies offer Internet access services and compete with us. Local exchange carriers, including regional Bell operating companies and competitive local exchange carriers, have also entered the Internet service provider market. We believe long-distance and local carriers are moving toward horizontal integration through acquisitions of, and joint ventures with, Internet service providers. Accordingly, we expect to experience increased competition from the traditional telecommunications carriers for both customers and potential acquisitions. Many of these telecommunications carriers have greater coverage and market presence, as well as substantial financial, technical and marketing resources. These telecommunications providers may have the ability to bundle Internet access with basic local and long-distance voice services. This bundling of services may make it difficult for us to compete effectively and may cause us to lower our prices.

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

GOVERNMENT REGULATION

     We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as "information service providers" rather than regulated "telecommunications providers" under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers.

     However, changes in the FCC's policies relating to the telecommunications industry could have a material adverse effect on our business. For example, several telecommunications carriers are seeking to have Internet communications regulated by the FCC in the same manner as traditional telecommunications services. In addition, local telephone carriers are seeking to impose access fees on Internet access providers similar to those paid by long distance telephone carriers, generally on a per-minute basis. If imposed, access fees would increase the cost of the Internet to users, most of whom currently enjoy unlimited, flat-fee usage. This in turn could slow the growth of the Internet and cause an adverse effect on our business. The FCC is also considering whether carrier access charges should apply to Internet-based telephony. We do not currently offer telephony services, but if we offer them in the future, we may be affected by these issues. Finally, any change in the FCC's policy of not regulating Internet access providers may cause states to regulate aspects of our business as telecommunications services.

     Our services are subject to Texas state sales taxes at a rate of 8.25% of gross receipts. Accordingly, we are responsible for collecting and remitting the taxes to the state. Effective on October 1, 1999, the first $25 per month of the Internet access service fee collected from each customer is exempt from Texas sales taxes.

     We have limited control over our subscribers' online practices and the information passed through and stored on our systems. We may be liable for information disseminated through our network. A number of lawsuits have sought to impose liability on Internet service providers for defamatory speech, fraud, privacy violations, and infringement of copyrighted materials. The possible imposition of liability on Internet service providers for materials disseminated through their systems could require us to implement measures to reduce our exposure. These measures, as well as existing and proposed federal and state legislation, may require the expenditure of substantial resources or the discontinuation of some product or service offerings.

     In addition, the Communications Decency Act of 1996 imposes fines on any entity that: (1) by means of a telecommunications device, knowingly sends indecent or obscene material to a minor; (2) by means of an interactive computer service sends or displays indecent material to a minor; or (3) permits any telecommunications facility under such entity's control to be used for the purposes detailed above. The standard for determining whether an entity acted knowingly has not been established. Certain defenses to liability under the statute are available but may not apply. Although we do not actively monitor the content of our subscribers' Internet transmissions, a court may determine that we have knowledge of such content. Although no such claims or lawsuits have been asserted against us to date, there can be no assurance that if we were prosecuted that any defenses to liability would be applicable.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws, regulations, or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 2000, we employed approximately 280 people, almost all of whom are full time employees. We anticipate that the development of our business will require that we hire additional employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers.

NAME                           AGE                         POSITION
----                           ---                         --------
Jack T. Smith................  47    President, Chief Executive Officer and Director(1)
Michael T. Maples............  44    Former President, Chief Executive Officer and
                                     Director(1)
James T. Chaney..............  45    Vice President, Chief Financial Officer and
                                     Treasurer
Elizabeth Palmer Daane.......  34    Vice President, General Counsel and Secretary
John James Stewart III.......  40    Vice President -- Customer Care
Marc Ladin...................  30    Vice President -- Marketing
Bobby R. B. Manson...........  44    Vice President -- Network Operations
Richard L. Kelley, Jr. ......  41    Vice President -- Commercial and Broadband Services

---------------

(1) Mr. Maples resigned as President and Chief Executive Officer and as a director, and Mr. Smith was elected President and Chief Executive Officer, on September 5, 2000.

     Jack T. Smith has served as our President and Chief Executive Officer since September 5, 2000 and as one of our directors since November 1995. Mr. Smith is also employed by Carl Westcott LLC, a private capital firm. From March 1997 to February 1999, Mr. Smith was President and Chief Operating Officer of Jayhawk Acceptance Corporation, a specialized financial services company. From June 1996 to September 1997, Mr. Smith was employed as an independent business consultant. From 1989 until its acquisition by Primedia, Inc., in June 1996, Mr. Smith was President and Chief Operating Officer of Westcott Communications, Inc. He is also a director of First Extended Service Corporation and FFG Insurance Company.

     Michael T. Maples served as President and Chief Executive Officer from March 1997 to September 5, 2000 and served as a director from April 1997 to September 2000. Mr. Maples joined us in September 1996. Prior to joining us, Mr. Maples was Vice President of Westcott Communications, Inc., a provider of educational, motivational and instructional programming for various industries via satellite delivered television or videotape. From 1988 to 1996, Mr. Maples was the General Manager of the Automotive and Government Services business units of Westcott Communications, Inc.

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

     Marc Ladin joined us in November 1999 as Vice President -- Marketing. Prior to joining us, Mr. Ladin was the Director of Marketing of PDQ since June 1997. From January 1995 until joining PDQ, Mr. Ladin was a Business Development Manager for Compaq Computer Corporation, where he helped establish Compaq's first Internet division and Internet partnerships with leading technology companies, including Microsoft,

PointCast and Marimba. Mr. Ladin is the son of William E. Ladin, Jr., the Vice Chairman of our Board of Directors.

     Bobby R.B. Manson has served as our Vice President -- Network Operations since January 2000. He has been with us since February 1999 as Director of Network Engineering and from April 1995 to February 1997 as Vice President of Network Operations. From April 1998 to February 1999, Mr. Manson was Director of Operations of Allegiance Telecom, Inc. Prior to that, Mr. Manson was acting Vice President of Dallas Operations of Winstar Wireless from October 1997 to April 1998 and Regional Director of Operations of Advanced Radio Telecom from February 1997 to October 1997. Prior to joining Internet America in April 1995, Mr. Manson was a manager in the technical operations department of Metropolitan Fiber Systems (now a part of MCI WorldCom).

     Richard L. Kelley, Jr. has served as our Vice President -- Commercial and Broadband Services since June 2000. Mr. Kelley joined us as Vice President and General Manager of PDQ in November 1999. Mr. Kelley was one of the founders of PDQ in December 1996 and served as Vice President of PDQ until November 1999. From November 1991 until December 1996 he served as President of Desktop Solutions, Inc., a systems integrator and VAR in Houston, Texas. Prior to joining Desktop Solutions, Mr. Kelley served as Technology Manager for the litigation and bankruptcy practice of Price Waterhouse.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in downtown Dallas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist. We lease approximately 31,000 square feet in Dallas, Texas and approximately 36,000 square feet in Houston, Texas under multiple leases. All systems, sales and technical support functions take place in our Dallas and Houston facilities. We also lease small equipment room facilities for each of our other physical POPs in Louisiana. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS

     Our wholly owned subsidiary, PDQ, and our Vice Chairman, William E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America's acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. We believe this lawsuit is without merit and intend to defend it vigorously.

     Internet America, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt were named as defendants in a lawsuit filed on November 12, 1999 by Cindy Carradine, a former employee, in the District Court of Dallas County, Texas. The plaintiff asserts claims for fraud and negligent misrepresentation in connection with the sale of plaintiff's options to Internet America in 1998. The plaintiff alleges actual and punitive damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend it vigorously.

     We are involved from time to time in various disputes and litigation in the ordinary course of business. In our opinion, none of these matters is expected to have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2000.

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

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year Ended June 30, 2000:
  First Quarter.............................................  $23.50   $11.50
  Second Quarter............................................   27.00     8.00
  Third Quarter.............................................   15.25     8.25
  Fourth Quarter............................................    8.69     3.94
Fiscal Year Ended June 30, 1999:
  Second Quarter (beginning December 10, 1998)..............  $61.00   $11.50
  Third Quarter.............................................   44.00    22.38
  Fourth Quarter............................................   35.00    15.00

     On June 30, 2000, the last reported sale price of the common stock on the NASDAQ National Market was $5.0265 per share. At June 30, 2000, there were 195 holders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section may contain forward-looking statements relating to future financial results or business expectations, which involve risks and uncertainties. Business plans may change as circumstances warrant and actual results may differ materially as a result of a number of risk factors. These risk factors include, without limitation, that Internet America (1) will not retain or grow its customer base, (2) will not successfully integrate acquisitions or achieve operating efficiencies, (3) will not be competitive with existing or new competitors, (4) will not keep up with industry pricing and technology trends and evolving industry standards, and (5) will be adversely affected by dependence on network infrastructure, telecommunications carriers and other suppliers, by regulatory changes and by general economic and business conditions. These risk factors are not intended to represent a complete list of all risks and uncertainties in the Company's business and should be read in conjunction with the more detailed cautionary statements included in the Company's other recent SEC filings. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of June 30, 2000, we served approximately 152,000 subscribers in the southwestern United States.

     The growth of the Internet has resulted in increased competition for existing services and increased demand for new products and services. Increases in demand and a surge in Internet users have fostered an increase in the number of ISPs providing access to the Internet. Our competitors have begun to advertise in our existing markets with aggressive new promotions or offers of free Internet access. We believe we are well positioned to deal with these competitive forces by continuing to build high user density and maintaining a rational business plan.

     Rapid growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

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

     Given the increased level of competition in the industry for new subscribers, we will be more selective with regard to investing in direct advertising. We plan to concentrate our direct advertising more heavily in markets where we have established branding than in new markets. We have found that the most effective way to initially penetrate new markets is through an aggressive acquisition strategy. Management believes the level of consolidation in the industry will escalate, and a viable acquisition strategy is the most efficient way to rapidly build market share.

     We expect our total sales and marketing expenses to remain relatively stable as a percentage of total revenue. However, we anticipate a lower cost of adding new subscribers by using a market development fund provided by a telecommunications company with which we have an agreement to deliver DSL.

     The execution of our acquisition strategy has increased our amortization expense as the costs of purchasing the subscriber bases are amortized. In the coming quarters we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future.

     We expect general and administrative expenses to increase to support our growth. Connectivity costs will increase after acquisitions, since there is some duplication of inbound telephone connectivity and Internet connectivity during the transition period. However, we believe we can quickly transition even sizable acquisitions and realize connectivity and networking economies of scale.

     We have an accumulated deficit of $25.5 million at June 30, 2000 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

RECENT ACQUISITIONS

     On November 22, 1999, we acquired all of the outstanding shares of PDQ.Net, Inc. ("PDQ"), a Houston-based ISP, in exchange for 2,425,000 shares of Common Stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. PDQ is a wholly owned subsidiary of Internet America and constitutes the majority of our Houston operations.

     On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"). Under the terms of an Asset Purchase Agreement, we made an initial payment of $1,000,000 in cash. The remaining payment of $1,000,000 was contingent on the actual number of PointeCom customers that transitioned to Internet America's service. In January 2000, we received a refund of $750,000 from the initial payment based on the actual number of PointeCom subscribers that transitioned to our service.

     On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment was contingent on the actual number of INTX subscribers that transitioned to our service by January 24, 2000. We do not expect to make any further payments under the agreement.

     On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"). Under the terms of an Asset Purchase Agreement, we paid a total of $259,250 based on the actual number of KDi subscribers that transitioned to our service.

     On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.1 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans. This transaction was accounted for as a purchase.

     On January 29, 1999, we acquired the net assets of CompuNet, Inc. ("CompuNet"), a Dallas-based Internet service provider with a concentration of business clients, in exchange for 16,910 shares of Common Stock. On February 18, 1999, we acquired all of the outstanding securities of CyberRamp, L.L.C. ("CyberRamp"), a Dallas-based Internet service provider with approximately 16,000 customers, in exchange for 365,725 shares of Common Stock. These combinations were accounted for as poolings-of-interests. As a result, our financial statements have been restated to include the accounts and results of operations of CompuNet and CyberRamp.

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

     Depreciation is computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Purchased subscriber bases and related goodwill are amortized over three years. The assets and liabilities acquired in business combinations are recorded at estimated fair values. The excess of the cost of the net assets acquired over their fair value is recorded as goodwill and amortized over an estimated life of three years. Depreciation and amortization increased substantially during fiscal 2000 due to the acquisition of PDQ and other recent acquisitions.

     Our business is not subject to any significant seasonal influences.

RESULTS OF OPERATIONS

     The following table shows financial data for the years ended June 30, 2000 and 1999. All amounts have been restated to reflect the poolings-of-interests with CompuNet and CyberRamp. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                         YEAR ENDED              YEAR ENDED
                                                        JUNE 30, 2000           JUNE 30, 1999
                                                    ---------------------   ---------------------
                                                                   % OF                    % OF
                                                     (000'S)     REVENUES    (000'S)     REVENUES
                                                    ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Access..........................................  $   22,375     76.2%    $   15,912     87.8%
  Business services...............................       6,518     22.2          2,098     11.6
  Other...........................................         452      1.5            109      0.6
                                                    ----------    -----     ----------    -----
          Total...................................      29,345    100.0%        18,119    100.0%
                                                    ----------    -----     ----------    -----
OPERATING COSTS AND EXPENSES:
  Connectivity and operations.....................      17,154     58.5%         8,801     48.6%
  Sales and marketing.............................       5,561     19.0          6,045     33.4
  General and administrative......................       7,504     25.6          4,245     23.4
  Depreciation and amortization...................      11,995     40.9          1,685      9.3
                                                    ----------    -----     ----------    -----
          Total...................................      42,214    143.9%        20,776    114.7%
                                                    ----------    -----     ----------    -----
OPERATING LOSS....................................     (12,869)   (43.9)%       (2,657)   (14.7)%
INTEREST INCOME, NET..............................          35      0.1%           185      1.0%
                                                    ----------    -----     ----------    -----
LOSS BEFORE INCOME TAX............................     (12,834)   (43.7)%       (2,472)   (13.6)%
INCOME TAX BENEFIT................................           8      0.0%             8      0.0%
                                                    ----------    -----     ----------    -----
NET LOSS..........................................  $  (12,826)   (43.7)%   $   (2,464)   (13.6)%
                                                    ==========    =====     ==========    =====
NET LOSS PER COMMON SHARE:
  BASIC...........................................  $    (1.49)             $    (0.45)
                                                    ==========              ==========
  DILUTED.........................................  $    (1.49)             $    (0.45)
                                                    ==========              ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC...........................................   8,613,127               5,533,670
  DILUTED.........................................   8,613,127               5,533,670
OTHER DATA:
  Subscribers at end of period....................     152,000                 100,000
  Number of employees at end of period............         280                     190
  EBITDA(1).......................................  $     (874)             $     (971)
  EBITDA margin(2)................................        (3.0)%                  (5.4)%
CASH FLOW DATA:
  Cash flow used in operations....................  $   (2,832)             $     (659)
  Cash flow used in investing activities..........  $   (1,695)             $  (11,366)
  Cash flow from financing activities.............  $       56              $   17,253

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

(2) EBITDA margin represents EBITDA as a percentage of total revenue.

YEAR ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Total revenue. Total revenue increased by $11.2 million, or 62.0%, to $29.3 million in fiscal 2000 from $18.1 million in fiscal 1999. The majority of the increase in total revenue is attributable to the increase in access revenue of $6.5 million, or 40.6%, to $22.4 million in fiscal 2000 from $15.9 million in the prior year. Approximately $5.1 million of the increase in access revenue is attributable to the acquisitions of PDQ.Net and NeoSoft, while the remainder is attributable to other growth of our customer base. We began marketing our Expresslane DSL products to homes and businesses in this fiscal year which has contributed to the increase in average revenue per subscriber. Business services revenue increased by $4.4 million, or 211.0%, to $6.5 million for fiscal 2000 from $2.1 million for the prior year, primarily as a result of the PDQ and NeoSoft acquisitions. We anticipate that business services revenue will continue to increase as a percentage of total revenue as an increasing number of businesses are finding uses for Internet services. Other revenue increased by $343,000, or 315.0%, to $452,000 for the current fiscal year from $109,000 for the prior fiscal year. The increase in other revenue is primarily due to increased peripheral equipment sales and advertising revenue generated from our web site.

     Connectivity and operations. Connectivity and operations expenses increased by $8.4 million, or 94.9%, to $17.2 million for fiscal 2000 from $8.8 million for fiscal 1999. As a percentage of total revenue, connectivity and operations expenses increased to 58.5% for the current year from 48.6% for the previous year. The increase as a percentage of revenue is due primarily to additional connectivity costs related to our entry into new markets and the development of our DSL products.

     Sales and marketing. Sales and marketing expenses decreased by $484,000, or (8%), to $5.6 million for fiscal 2000 from $6.0 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 19.0% for the current year from 33.4% for the previous year. These reductions were achieved by restricting advertising to markets with established branding and utilizing a market development fund provided by our primary DSL service provider.

     General and administrative. General and administrative expenses increased by $3.3 million, or 76.8%, to $7.5 million for fiscal 2000 from $4.2 million for fiscal 1999. General and administrative expenses as a percentage of total revenue increased to 25.6% in fiscal 2000 from 23.4% in the prior year, primarily due to administrative support related to our growth strategy.

     Depreciation and amortization. Depreciation and amortization expense increased by $10.3 million, or 612.0%, to $12.0 million for fiscal 2000 from $1.7 million for fiscal 1999. Approximately $10.1 million of the increase relates to amortization of goodwill arising from the acquisitions of PDQ and NeoSoft.

     Interest income. We realized $108,000 of interest income for fiscal 2000 compared to $405,000 during fiscal 1999. The income was generated from the investment of proceeds from our December 1998 initial public offering, a substantial part of which was expended as part of our acquisition strategy during the current fiscal year.

     Interest expense. Interest expense decreased by $147,000, or 66.9%, to $73,000 for fiscal 2000 from $220,000 for the prior year. Upon completion of our initial public offering, we repaid substantially all outstanding indebtedness, resulting in a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) revenue collections. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. We repaid approximately $2.1 million in shareholder notes and certain other indebtedness.

     Cash used in operations totaled $2.8 million for fiscal 2000 compared to $660,000 for fiscal 1999. Increases in general and administrative expenses of $3.3 million related to our growth strategy contributed to additional cash used in operations for the year ended June 30, 2000, as compared to the same period a year ago. In addition, sales and marketing expenses decreased by $484,000 as the company shifted to a more modest advertising strategy.

     Cash used in investing activities was $1.7 million for fiscal 2000, and consisted of $808,000 in business and subscriber acquisitions and $887,000 in routine purchases of property and equipment to expand and upgrade our network.

     For fiscal 2000, cash provided by financing activities totaled $56,000, which consisted of proceeds of $658,000 from the exercise of stock options by option holders less payments of $602,000 to service long-term obligations and capital lease obligations.

     We estimate that cash on hand of $1.4 million at June 30, 2000 along with anticipated revenue collections will be sufficient for meeting our working capital needs for fiscal 2001 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

     We are currently in discussions with various lenders concerning a possible credit facility, but there can be no assurance that we will enter into any facility, and if so, on what terms. In addition, we have arranged capital financing to fund a portion of equipment purchases during this fiscal year, which are estimated to total approximately $750,000.

     If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding. In such case, it is likely that our advertising expenditures would be downscaled to a level where positive cash flows are generated from operations. We have no long term advertising commitments, and our scheduled television commercials may be cancelled with less than two weeks notice.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-15 and include our Balance Sheets as of June 30, 2000 and 1999, Statements of Operations for the years ended June 30, 2000 and 1999, Statements of Shareholders' Equity for the years ended June 30, 2000 and 1999, Statements of Cash Flows for the years ended June 30, 2000 and 1999, and the Notes to the Consolidated Financial Statements, together with a report thereon of Deloitte & Touche LLP, dated September 13, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," and "Section 16 Requirements" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Shareholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either provided with this Report or are incorporated herein by reference:

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Asset Purchase Agreement dated as of January 29, 1999 by and among CompuNet, Inc., William Thompson, Internet
                            America, Inc. and Geek Assets, Inc.(1)
          2.2            -- Securities Purchase Agreement dated as of February 18,
                            1999 by and among CyberRamp, L.L.C., its Members and
                            Internet America, Inc.(2)
          2.3            -- Agreement and Plan of Merger dated as of June 30, 1999 by and among Internet America, Inc., NeoSoft, Inc. and
                            certain of the shareholders of NeoSoft, Inc.(3)
          2.4            -- Agreement and Plan of Merger dated as of September 12,
                            1999 by and among Internet America, Inc., GEEK Houston
                            II, Inc., PDQ.Net, Incorporated. and certain of the
                            shareholders of PDQ.Net, Incorporated(4)
          3.1            -- Internet America, Inc.'s Articles of Incorporation(5)
          3.2            -- Internet America, Inc.'s Bylaws, as amended(6)
          4.1            -- Specimen Common Stock certificate(1)
          4.2            -- Pages from the Articles and Bylaws that define the rights of holders of Common Stock(7)
         10.1            -- Consulting Agreement dated April 20, 1999 by and between
                            Internet America, Inc. and Gary L. Corona(8)
         10.2            -- Financial Advisory Agreement dated April 20, 1999 by and among Carl Westcott LLC and Internet America, Inc.(8)
         10.3            -- Letter Agreement dated September 5, 2000 by and between
                            Internet America, Inc. and Michael T. Maples*

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
         10.4            -- Letter Agreement dated September 5, 2000 by and between
                            Internet America, Inc. and Jack T. Smith*
         10.5            -- Stock Purchase Agreement dated September 5, 2000 by and between Internet America, Inc, and Jack T. Smith*
         10.6            -- Promissory Note dated September 5, 2000 by and between
                            Internet America, Inc, and Jack T. Smith*
         10.7            -- Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc, and Jack T. Smith*
         11.1            -- Statement regarding computation of per share earnings(9)
         21.1            -- Subsidiaries list(7)
         23.1            -- Consent of Deloitte & Touche LLP*
         24.1            -- Reference is made to the Signatures section of this
                            Registration Statement for the Power of Attorney
                            contained therein
         27.1            -- Financial Data Schedule*

---------------

 *  Filed herewith.

(1) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on March 1, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(4) Previously filed as Exhibit A to the preliminary proxy statement and definitive proxy statement filed on October 7, 1999 and October 19, 1999, respectively, and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(6) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(7) Previously filed as an Exhibit to Internet America's Registration Statement on Form SB-2, as amended (file No. 333-95179), initially filed on January 21, 2000, and incorporated by reference.

(8) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-78615) filed on May 17, 1999, and incorporated herein by reference.

(9) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (b) Reports on Form 8-K. On May 11, 2000, we filed a Current Report on Form 8-K to report our announcement of preliminary financial results for the quarter ended March 30, 2000 and our intention to restate our first and second quarter results to adjust for a data processing error. On May 16, 2000 we filed an amendment to a current report on Form 8-K originally filed on December 7, 1999 to report the acquisition of PDQ.Net.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21st day of September, 2000.

                                            INTERNET AMERICA, INC.

                                            By:      /s/ JACK T. SMITH
                                              ----------------------------------
                                              Jack T. Smith
                                              President and Chief Executive
                                                Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                       TITLE                             DATE
                 ----------                                       -----                             ----

              /s/ JACK T. SMITH                 President and Chief Executive Officer and    September 21, 2000
---------------------------------------------     Director (Principal Executive Officer)
                Jack T. Smith

             /s/ JAMES T. CHANEY                Vice President, Chief Financial Officer      September 21, 2000
---------------------------------------------     and Treasurer (Principal Financial
               James T. Chaney                    Officer and Principal Accounting
                                                  Officer)

             /s/ WILLIAM O. HUNT                Chairman                                     September 21, 2000
---------------------------------------------
               William O. Hunt

          /s/ WILLIAM E. LADIN, JR.             Vice Chairman                                September 21, 2000
---------------------------------------------
            William E. Ladin, Jr.

             /s/ GARY L. CORONA                 Director                                     September 21, 2000
---------------------------------------------
               Gary L. Corona

               /s/ JOHN PALMER                  Director                                     September 21, 2000
---------------------------------------------
                 John Palmer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Shareholders' Equity
     (Deficit)..............................................   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Internet America, Inc. and Subsidiaries

     We have audited the accompanying balance sheets of Internet America, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Dallas, TX

September 13, 2000

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,373,786   $  5,845,562
  Accounts receivable, net of allowance for uncollectible
     accounts of $322,327 and $366,940 in 2000 and 1999,
     respectively...........................................     2,162,252      1,122,894
  Prepaid expenses and other current assets.................       148,772        126,433
                                                              ------------   ------------
          Total current assets..............................     3,684,810      7,094,889
PROPERTY AND EQUIPMENT -- Net...............................     2,717,715      2,622,637
INTANGIBLE AND OTHER ASSETS -- Net..........................    32,884,893      9,195,878
                                                              ------------   ------------
          TOTAL.............................................  $ 39,287,418   $ 18,913,404
                                                              ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Trade accounts payable....................................  $  2,573,700   $  2,131,201
  Accrued liabilities.......................................     1,850,088      1,068,774
  Deferred revenue..........................................     4,839,824      3,358,347
  Current portion of capital lease obligations..............       247,146         41,195
  Current maturities of long-term debt......................       176,267        434,934
                                                              ------------   ------------
          Total current liabilities.........................     9,687,025      7,034,451
CAPITAL LEASE OBLIGATIONS, net of current portion...........       206,894        102,246
LONG-TERM DEBT, net of current portion......................        53,932        151,997
                                                              ------------   ------------
          Total liabilities.................................     9,947,851      7,288,694
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY :
  Common stock, $.01 par value; 40,000,000 shares
     authorized, 9,705,798 and 6,912,930 issued and
     outstanding in 2000 and 1999, respectively.............        97,059         69,130
  Additional paid-in capital................................    54,743,828     24,231,065
  Accumulated deficit.......................................   (25,501,320)   (12,675,485)
                                                              ------------   ------------
          Total shareholders' equity........................    29,339,567     11,624,710
                                                              ------------   ------------
          TOTAL.............................................  $ 39,287,418   $ 18,913,404
                                                              ============   ============

                See notes to consolidated financial statements.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
REVENUES:
  Access....................................................  $ 22,375,157   $15,911,844
  Business services.........................................     6,518,273     2,097,774
  Other.....................................................       452,044       109,412
                                                              ------------   -----------
          Total.............................................    29,345,474    18,119,030
                                                              ------------   -----------
OPERATING COSTS AND EXPENSES:
  Connectivity and operations...............................    17,154,351     8,800,924
  Sales and marketing.......................................     5,560,909     6,044,762
  General and administrative................................     7,504,348     4,244,557
  Depreciation and amortization.............................    11,994,961     1,685,097
                                                              ------------   -----------
          Total.............................................    42,214,569    20,775,340
                                                              ------------   -----------
LOSS FROM OPERATIONS........................................   (12,869,095)   (2,656,310)
INTEREST INCOME.............................................       108,238       405,287
INTEREST EXPENSE............................................       (72,866)     (220,182)
                                                              ------------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................   (12,833,723)   (2,471,205)
INCOME TAX BENEFIT..........................................         7,888         7,787
                                                              ------------   -----------
NET LOSS....................................................  $(12,825,835)  $(2,463,418)
                                                              ============   ===========
NET LOSS PER COMMON SHARE:
  BASIC.....................................................  $      (1.49)  $     (0.45)
                                                              ============   ===========
  DILUTED...................................................  $      (1.49)  $     (0.45)
                                                              ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC.....................................................     8,613,127     5,533,670
                                                              ============   ===========
  DILUTED...................................................     8,613,127     5,533,670
                                                              ============   ===========

                See notes to consolidated financial statements.

                  INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                       CONVERTIBLE                                                              TOTAL
                                     PREFERRED STOCK        COMMON STOCK       ADDITIONAL                   SHAREHOLDERS'
                                    ------------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                                     SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        (DEFICIT)
                                    --------   -------   ---------   -------   -----------   ------------   -------------
BALANCE, JULY 1, 1998.............   453,339   $ 4,533   3,914,840   $39,148   $ 3,480,288   $(10,212,067)  $ (6,688,098)
Conversion of preferred stock.....  (453,339)   (4,533)  1,020,013    10,200        (5,667)            --             --
Issuance of common stock:
  For initial public offering, net
    proceeds......................        --        --   1,700,000    17,000    19,742,714             --     19,759,714
  Other...........................        --        --     278,077     2,782     1,013,730             --      1,016,512
Net loss..........................        --        --          --        --            --     (2,463,418)    (2,463,418)
                                    --------   -------   ---------   -------   -----------   ------------   ------------
BALANCE, JUNE 30, 1999............        --        --   6,912,930    69,130    24,231,065    (12,675,485)    11,624,710
Issuance of common stock..........        --        --   2,792,868    27,929    30,448,947             --     30,476,876
Contribution of capital in
  exchange for note payable.......        --        --          --        --        63,816             --         63,816
Net loss..........................        --        --          --        --            --    (12,825,835)   (12,825,835)
                                    --------   -------   ---------   -------   -----------   ------------   ------------
BALANCE, JUNE 30, 2000............        --   $    --   9,705,798   $97,059   $54,743,828   $(25,501,320)  $ 29,339,567
                                    ========   =======   =========   =======   ===========   ============   ============

                See notes to consolidated financial statements.

                  INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
OPERATING ACTIVITIES:
  Net loss..................................................  $(12,825,835)   $ (2,463,418)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    11,994,961       1,685,097
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................      (787,828)       (858,500)
       Prepaid expenses and other current assets............       141,780        (114,905)
       Other assets.........................................       (85,556)       (126,580)
       Accounts payable and accrued liabilities.............    (1,060,025)      1,360,104
       Deferred revenue.....................................      (209,574)       (140,836)
                                                              ------------    ------------
          Net cash used in operating activities.............    (2,832,077)       (659,038)
                                                              ------------    ------------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................      (886,955)     (3,395,765)
  Purchase of subscribers, net of cash acquired.............      (808,432)     (7,970,442)
                                                              ------------    ------------
          Net cash used in investing activities.............    (1,695,387)    (11,366,207)
                                                              ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common equity...................       657,573      21,025,726
  Principal payments of notes payable to shareholders.......            --      (2,017,713)
  Principal payments under capital lease obligations........      (144,983)       (359,119)
  Principal payments of long-term debt......................      (456,902)     (1,171,377)
  Payments on line of credit................................            --        (225,000)
                                                              ------------    ------------
          Net cash provided by financing activities.........        55,688      17,252,517
                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH.............................    (4,471,776)      5,227,272
CASH, BEGINNING OF PERIOD...................................     5,845,562         618,290
                                                              ------------    ------------
CASH, END OF PERIOD.........................................  $  1,373,786    $  5,845,562
                                                              ============    ============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest....................................  $     86,289    $    156,630
  Equipment acquired under capital leases...................  $    247,242    $         --
  Subscriber purchase assumption of service obligations.....  $    774,550    $    183,457
  Contribution of capital in exchange for note payable......  $     63,816    $         --

                See notes to consolidated financial statements.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

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

     Revenue Recognition -- Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided. Management believes the Company's accounting policies comply with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash on hand and cash deposited in money market accounts. Cash and cash equivalents are stated at cost, which approximates fair value.

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

     Intangible and Other Assets -- Other assets consist primarily of subscriber acquisition costs and goodwill related to the acquisition of NeoSoft and PDQ. The Company allocates the purchase price to acquired subscriber bases and goodwill based on reasonable allocation methods at the time of acquisition. Amortization of subscriber acquisition costs and goodwill are provided using the straight-line method over three years commencing upon completion of the transaction.

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

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

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

     Advertising Expenses -- The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2000 and 1999 were $3,663,305 and $4,751,092, respectively.

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

     Basic and Diluted Net Loss Per Share -- Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments. Due to the net losses reported for the periods presented herein, all of the Company's stock options and warrants are antidilutive, and basic and diluted loss per share amounts are therefore the same for all periods presented.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

     Comprehensive Income -- The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2000 and 1999.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

2. ACQUISITIONS

     On November 22, 1999, we acquired all of the outstanding shares of PDQ.Net, Inc. ("PDQ"), a Houston-based ISP, in exchange for 2,425,000 shares of Common Stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. PDQ is a wholly owned subsidiary of Internet America and constitutes the majority of our Houston operations.

     On August 9, 1999, we acquired the Texas dial-up subscribers of Pointe Communications Corporation, Inc., a Nevada corporation ("PointeCom"). Under the terms of an Asset Purchase Agreement, we made an initial payment of $1,000,000 in cash. The remaining payment of $1,000,000 was contingent on the actual number of PointeCom customers that transitioned to Internet America's service. In January 2000, we received

                    INTERNET AMERICA, INC. AND SUBSIDIARIES
a refund of $750,000 from the initial payment based on the actual number of PointeCom subscribers that transitioned to our service.

     On July 28, 1999, we acquired the subscribers of INTX Networking, L.L.C., a Texas limited liability company ("INTX"), under the terms of an Asset Purchase Agreement. According to the agreement, we agreed to pay up to $380,600 in cash, half of which was paid upon closing. The remaining payment was contingent on the actual number of INTX subscribers that transitioned to our service by January 24, 2000. We do not expect to make any further payments under the agreement.

     On July 26, 1999, we acquired the subscribers of King Dinosaur, Inc. d/b/a KDI Internet Solutions, a Texas corporation ("KDi"). Under the terms of an Asset Purchase Agreement, we paid a total of $259,250 based on the actual number of KDi subscribers that transitioned to our service.

     On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, Inc. ("NeoSoft"), an ISP in Houston, Texas, for $8.1 million. Assets of NeoSoft include approximately 9,500 individual and corporate Internet access accounts, including customer support and network operations facilities in Houston and New Orleans. This transaction was accounted for as a purchase.

     On January 29, 1999, we acquired the net assets of CompuNet, Inc. ("CompuNet"), a Dallas-based Internet service provider with a concentration of business clients, in exchange for 16,910 shares of Common Stock. On February 18, 1999, we acquired all of the outstanding securities of CyberRamp, L.L.C. ("CyberRamp"), a Dallas-based Internet service provider with approximately 16,000 customers, in exchange for 365,725 shares of Common Stock. These combinations were accounted for as poolings-of-interests. As a result, our financial statements have been restated to include the accounts and results of operations of CompuNet and CyberRamp.

     The following summarizes the unaudited proforma revenue and results of operations of the companies for the year ended June 30, 2000 as if the companies were combined at the beginning of the fiscal year.

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Revenue..................................................  $ 33,105,755   $ 25,019,725
Net loss.................................................  $(14,567,738)  $(13,460,483)

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Data communications and office equipment...................  $ 4,013,258   $ 7,522,836
Leasehold improvements.....................................      753,234       513,937
Furniture and fixtures.....................................      284,935       315,919
Computer software..........................................      812,108       424,156
                                                             -----------   -----------
                                                               5,863,535     8,776,848
Less accumulated depreciation and amortization.............   (3,145,820)   (6,154,211)
                                                             -----------   -----------
                                                             $ 2,717,715   $ 2,622,637
                                                             ===========   ===========

     Depreciation and amortization expense charged to operations was $1,821,659 and $1,685,097 for the years ended June 30, 2000 and 1999, respectively.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

4. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                 2000          1999
                                                             ------------   ----------
Goodwill...................................................  $ 26,023,407   $5,432,658
Acquired subscribers.......................................    17,277,402    4,382,057
Other......................................................         9,508       38,389
Accumulated Amortization...................................   (10,637,664)    (733,263)
                                                             ------------   ----------
Total Intangible Assets....................................    32,672,653    9,119,841
Deposits...................................................       212,240       76,037
                                                             ------------   ----------
          Total Intangible and Other Assets................  $ 32,884,893   $9,195,878
                                                             ============   ==========

     In June 1999, the Company acquired approximately 9,500 subscribers of NeoSoft, Inc. for approximately $8.3 million, including acquisition costs. In November 1999, the Company acquired approximately 41,400 subscribers of PDQ.Net for approximately $30.9 million, including acquisition costs. The purchase price was allocated to subscriber acquisition costs and goodwill based on the fair value of customers acquired.

5. LONG-TERM DEBT

     Long-term debt consists of:

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Note payable in connection with equipment acquisitions, due
  at varying dates from July 2000 to November 2001, bearing
  interest at 7% and 8%, with principal and interest due
  monthly...................................................  $ 143,123   $ 397,251
Other notes payable due from March 2000 through July 2002,
  with interest ranging from the prime rate to 16%..........     87,076     189,680
                                                              ---------   ---------
                                                                230,199     586,931
Less current portion........................................   (176,267)   (434,934)
                                                              ---------   ---------
                                                              $  53,932   $ 151,997
                                                              =========   =========

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $1,160,101 and $601,000 for the years ended June 30, 2000 and 1999, respectively. At June 30, 2000, future minimum lease payments on capital and operating leases were approximately as follows:

                                                               CAPITAL    OPERATING
                                                               LEASES       LEASES
                                                              ---------   ----------
2001........................................................  $ 300,209   $1,998,879
2002........................................................    199,665    1,084,974
2003........................................................     20,758      629,334
2004........................................................         --      576,421
2005........................................................         --      579,732
Thereafter..................................................         --      724,679
                                                              ---------   ----------
Total minimum lease payments................................    520,632   $5,594,019
                                                                          ==========
Less amounts representing interest..........................    (66,592)
                                                              ---------
Present value of minimum capitalized lease payments.........    454,040
Less current portion........................................   (247,146)
                                                              ---------
Long-term capitalized lease obligations.....................  $ 206,894
                                                              =========

     The Company has commitments with Southwestern Bell for certain inbound telephone connectivity. Scheduled minimum commitments under these contracts are as approximately as follows:

2001....................................................  $  739,500
2002....................................................     739,500
2003....................................................   1,384,395
2004....................................................   1,599,360
2005....................................................     590,460
Thereafter..............................................      57,960
                                                          ----------
Total connectivity commitment...........................  $5,111,175
                                                          ==========

     In the normal course of business, we enter into telephone and internet backbone connectivity contracts with various vendors. In addition to the commitments mentioned above, we currently have minimum annual obligations as follows: $2,365,000 for the fiscal year ended 2001, $1,620,000 for the fiscal year ended 2002, and $95,000 for the fiscal year ended 2003.

     Internet America, the Company's former President and Chief Executive Officer, Michael T. Maples, and the Company's Chairman, William O. Hunt were named as defendants in a lawsuit filed on November 12, 1999 by Cindy Carradine, a former employee, in the District Court of Dallas County, Texas. The plaintiff asserts claims for fraud and negligent misrepresentation in connection with the sale of plaintiff's options to Internet America in 1998. The plaintiff alleges actual and punitive damages in an unspecified amount. Management believes this lawsuit is without merit and intend to defend it vigorously. However, management cannot represent that the litigation will be resolved in the Company's favor. If resolved adversely, the result could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company's wholly owned subsidiary, PDQ, and its Vice Chairman, William
E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America's acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. Management believes this lawsuit is

                    INTERNET AMERICA, INC. AND SUBSIDIARIES
without merit and intend to defend it vigorously. However, management cannot represent that the litigation will be resolved in the Company's favor. If resolved adversely, the result could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

7. SHAREHOLDERS' EQUITY

     Earnings Per Share -- Potentially dilutive securities have been excluded from the computation of earnings per share for the years ended June 30, 2000 and 1999 as their effect is antidilutive. Had the Company been in a net income position, diluted earnings per share would have included an additional 813,163 shares related to outstanding options and warrants, (determined using the treasury stock method at the estimated average fair value) and for convertible preferred stock not included above for the year ended June 30, 2000.

     Common Stock -- The Company has authorized 40,000,000 shares of $0.01 par value common stock.

     During December 1998, the Company completed an initial public offering (the "Offering") of its common stock and sold 1,700,000 shares at a price of $13 per share. Proceeds from the Offering, net of underwriting discounts and offering expenses, were approximately $19.8 million. Part of these proceeds were used to pay certain indebtedness of $2.1 million with a significant portion of the remainder used to fund acquisitions and operations.

     Employee Stock Purchase Plan -- Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 200,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2000, 9,453 shares were purchased ranging in price from $7.18 to $16.05 per share. At June 30, 2000, 190,547 shares were available under the Purchase Plan for future issuance. The Purchase Plan was approved by the company's shareholders on November 4, 1999.

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

     The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 18,549 options outstanding to its employees under the 1996 Option Plan. These options are exercisable at $1.67 per share of common stock.

     In connection with a note payable for $79,773, the Company issued detachable warrants during 1996 to purchase 33,750 shares of common stock at $1.67 per share. The fair value of the warrants was not reflected in

                    INTERNET AMERICA, INC. AND SUBSIDIARIES
the financial statements, as the amount was immaterial. The warrants were exercised and all outstanding principal and interest on the note was paid in 1998.

     The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 800,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

     The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee's services, except in cases when the optionee is terminated "for cause" (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death, unless the Compensation Committee determines to allow a longer period for exercise. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company currently has 420,088 options outstanding to its employees under the 1998 Option Plan. These options are exercisable at prices ranging at $1.12 to $25.00 per share of common stock.

     During December 1999, 159,000 options to purchase shares of common stock were granted to certain directors and employees of the Company under the 1998 Option Plan at an exercise price of $9.25 which is the fair market value on the date of grant. During January 2000, an option to purchase 22,500 shares of common stock at an exercise price of $13.19 per share, the fair market value on the date of grant, was granted to a director of the Company.

     The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by our shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the Company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan.

     The Company applies APB No. 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm's length sales of common and preferred stock prior to the Company's initial public offering. In cases where there were no arm's length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2000 and 1999.

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                                 2000          1999
                                                             ------------   -----------
Net loss.....................................  As reported   $(12,825,835)  $(2,463,418)
                                               Pro Forma      (13,455,964)   (2,713,242)
Basic and Diluted loss per share.............  As reported   $      (1.49)  $     (0.45)
                                               Pro Forma            (1.56)        (0.49)

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock options as of June 30, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                  2000                         1999
                                       --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                      AVERAGE
                                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                       ---------   --------------   ---------   --------------
Outstanding at beginning of period...  1,042,616       $4.32        1,218,693       $ 1.56
Granted..............................    672,138        6.21          184,000        15.87
Exercised............................   (358,415)       1.43         (244,338)        1.57
Forfeited............................   (108,676)       9.93         (115,739)        1.67
                                       ---------                    ---------
Outstanding at end of period.........  1,247,663        5.63        1,042,616         4.32
                                       =========                    =========
Options exercisable at year end......    720,332        3.77          572,420         3.10
                                       =========                    =========

     The following table summarizes information about stock options outstanding at June 30, 2000:

                                OPTIONS OUTSTANDING
                      ----------------------------------------
                        NUMBER           WEIGHTED-AVERAGE          NUMBER
       RANGE OF       OUTSTANDING     REMAINING CONTRACTUAL      EXERCISABLE
    EXERCISE PRICES   AT 6/30/00    LIFE AS OF 6/30/00 (YEARS)   AT 6/30/00
    ---------------   -----------   --------------------------   -----------
        $ 0.09            18,000               5.2                  18,000
          1.12            95,653               9.3                  90,770
          1.23            49,388               8.0                  41,714
          1.48            59,802               8.6                  34,433
          1.67           564,463               7.0                 396,266
          2.69            25,857               9.0                   7,399
          8.00            22,500               8.0                  22,500
          9.25           131,000               9.5                      --
         10.00            75,000               9.4                      --
         13.00            69,500               8.4                  68,000
         13.19            22,500               9.5                  22,500
         13.75            39,000               9.1                      --
         25.00            75,000               9.8                  18,750
                       ---------                                   -------
                       1,247,663                                   720,332
                       =========                                   =======

     The Black-Scholes value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 3 to 5 years, volatility of 80%, risk-free interest rate of 5.4% for the Employee and Consultant Stock Option Plan and 6.2% for Nonqualified Stock Option Plans, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $7.60 and $7.01 for the years ended June 30, 2000 and 1999, respectively.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

8. INCOME TAXES

     No provision for income taxes has been recognized for the year ended June 30, 2000 as the Company has incurred net operating losses for income tax purposes and has no carryback potential.

     Deferred tax assets and liabilities as of June 30, 2000 and 1999, consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 7,779,000   $ 4,695,000
  Intangible assets........................................    1,042,000            --
  Deferred revenue.........................................      200,000       113,000
  Allowance for doubtful accounts..........................      110,000            --
  Property and equipment...................................      329,000       517,000
  Other....................................................       68,000        44,000
                                                             -----------   -----------
Total deferred tax assets..................................    9,528,000     5,369,000
Valuation allowance........................................   (9,528,000)   (5,369,000)
                                                             -----------   -----------
          Net deferred tax assets..........................  $        --   $        --
                                                             ===========   ===========

     The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

     At June 30, 2000, the Company has net operating loss carryforwards of approximately $22.9 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2020 and may be limited in their use due to significant changes in the Company's ownership.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2000 and 1999 is as follows:

                                                               YEARS ENDED
                                                                 JUNE 30,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Federal income tax benefit at statutory rate................  (34)%     (34)%
State tax benefit, net of federal benefit...................   (3)       (3)
Valuation allowance.........................................   19        37
Non-deductible intangibles..................................   18        --
                                                              ---       ---
          Total income tax provision........................    0%        0%
                                                              ===       ===

9. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2000.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1            Asset Purchase Agreement dated as of January 29, 1999 by and among CompuNet, Inc., William Thompson, Internet America, Inc.
               and Geek Assets, Inc.(1)

2.2 Securities Purchase Agreement dated as of February 18, 1999 by and among CyberRamp, L.L.C., its Members and Internet America,
               Inc.(2)

2.3 Agreement and Plan of Merger dated as of June 30, 1999 by and among Internet America, Inc., NeoSoft, Inc. and certain of the shareholders of NeoSoft, Inc.(3)

2.4 Agreement and Plan of Merger dated as of September 12, 1999 by and among Internet America, Inc., GEEK Houston II, Inc., PDQ.Net,
               Incorporated, and certain of the shareholders of PDQ.Net, Incorporated(4)

3.1            Internet America, Inc.'s Articles of Incorporation(5)

3.2            Internet America, Inc.'s Bylaws, as amended(6)

4.1            Specimen Common Stock certificate(1)

4.2 Pages from the Articles and Bylaws that define the rights of holders of Common Stock(7)

10.1           Consulting Agreement dated April 20, 1999 by and between Internet
               America, Inc. and Gary L. Corona(8)

10.2           Financial Advisory Agreement dated April 20, 1999 by and among
               Carl Westcott LLC and Internet America, Inc.(8)

10.3           Letter Agreement dated September 5, 2000 by and between Internet
               America, Inc. and Michael T. Maples*

10.4           Letter Agreement dated September 5, 2000 by and between Internet
               America, Inc. and Jack T. Smith*

10.5           Stock Purchase Agreement dated September 5, 2000 by and between
               Internet America, Inc. and Jack T. Smith*

10.6           Promissory Note dated September 5, 2000 by and between Internet
               America, Inc, and Jack T. Smith*

10.7 Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc, and Jack T. Smith*

11.1           Statement regarding computation of per share earnings(9)

21.1           Subsidiaries list(7)

23.1           Consent of Deloitte & Touche LLP*

24.1           Reference is made to the Signatures section of this Registration
               Statement for the Power of Attorney contained therein

27.1           Financial Data Schedule*

----------

*    Filed herewith.

(1) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference

(2) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on March 1, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(4) Previously filed as Exhibit A to the preliminary proxy statement and definitive proxy statement filed on October 7, 1999 and October 19, 1999, respectively, and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(6) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(7) Previously filed as an Exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-95179), initially filed on January 21, 2000, and incorporated by reference.

(8) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-78615) filed on May 17, 1999, and incorporated herein by reference.

(9) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.