Form 10QSB
period 2000-09-30
INTERNET AMERICA INC
filed 2000-11-14
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO _____

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         OUTSTANDING AT NOVEMBER 9, 2000


                                  -----------

        Common Stock at $.01 par value         9,927,072 Shares


                                  ===========

   Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,         June 30,
                                                                               2000               2000
                                                                         ---------------    ---------------
                                           ASSETS                         (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                         $     1,280,454    $     1,373,786
       Accounts receivable, net                                                2,588,829          2,162,252
       Prepaid expenses and other current assets                                 445,244            148,772
                                                                         ---------------    ---------------
              Total current assets                                             4,314,527          3,684,810

PROPERTY AND EQUIPMENT, net                                                    2,535,135          2,717,715

INTANGIBLE AND OTHER ASSETS, net                                              29,297,417         32,884,893
                                                                         ---------------    ---------------

                                                                         $    36,147,079    $    39,287,418
                                                                         ===============    ===============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                            $     3,922,240    $     2,573,700
       Accrued liabilities                                                     1,934,286          1,850,088
       Deferred revenue                                                        5,120,447          4,839,824
       Current maturities of long-term debt                                      110,793            176,267
       Current maturities of capital lease obligations                           214,219            247,146
                                                                         ---------------    ---------------
              Total current liabilities                                       11,301,985          9,687,025

LONG-TERM DEBT, net of current portion                                            47,693             53,932

CAPITAL LEASE OBLIGATIONS, net of current portion                                174,990            206,894
                                                                         ---------------    ---------------
              Total liabilities                                               11,524,668          9,947,851
                                                                         ---------------    ---------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              9,919,790 and 9,705,798  issued and outstanding at
              September 30, 2000, and June 30, 2000, respectively                 99,198             97,059
       Additional paid-in capital                                             55,062,957         54,743,828
       Accumulated deficit                                                   (30,539,744)       (25,501,320)
                                                                         ---------------    ---------------
              Total shareholders' equity                                      24,622,411         29,339,567
                                                                         ---------------    ---------------

                                                                         $    36,147,079    $    39,287,418
                                                                         ===============    ===============



See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                           ----------------------------------
                                                 2000               1999
                                           ---------------    ---------------

REVENUES:
       Access                              $     7,439,216    $     4,468,760
       Business services                         1,500,168            916,831
       Other                                        27,502            206,608
                                           ---------------    ---------------
          Total                                  8,966,886          5,592,199
                                           ---------------    ---------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations               5,785,786          3,150,195
       Sales and marketing                       1,736,927          1,498,470
       General and administrative                2,489,651          1,387,200
       Depreciation and amortization             3,988,177          1,416,012
                                           ---------------    ---------------
          Total                                 14,000,541          7,451,877
                                           ---------------    ---------------

OPERATING LOSS                                  (5,033,655)        (1,859,678)
INTEREST INCOME (EXPENSE), NET                      (4,770)            36,782
                                           ---------------    ---------------

NET LOSS                                   $    (5,038,425)   $    (1,822,896)
                                           ===============    ===============

NET LOSS PER COMMON
SHARE:

       BASIC                               $         (0.52)   $         (0.26)
                                           ===============    ===============

       DILUTED                             $         (0.52)   $         (0.26)
                                           ===============    ===============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                     9,773,350          7,009,211

       DILUTED                                   9,773,350          7,009,211




See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        September 30,
                                                                              ----------------------------------
                                                                                   2000                1999
                                                                              ---------------    ---------------

OPERATING ACTIVITIES:
     Net loss                                                                 $    (5,038,425)   $    (1,822,896)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                              3,988,177          1,416,012
         Non-cash compensation expense                                                287,500                 --
         Changes in operating assets and liabilities:
             Accounts receivable                                                     (426,577)           (89,235)
             Prepaid expenses and other current assets                               (296,472)            (7,064)
             Other assets                                                               9,960              6,068
             Accounts payable and accrued liabilities                               1,432,739           (212,213)
             Deferred revenue                                                         280,623           (207,751)
                                                                              ---------------    ---------------
                  Net cash provided by (used in) operating activities                 237,525           (917,079)
                                                                              ---------------    ---------------


INVESTING ACTIVITIES
     Purchases of property and equipment                                             (228,081)          (147,722)
     Purchases of subscribers                                                              --         (1,576,103)
                                                                              ---------------    ---------------
                  Net cash used in investing activities                              (228,081)        (1,723,825)
                                                                              ---------------    ---------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                           33,768            273,014
     Principal payments of capital lease obligations                                  (64,831)            (7,691)
     Principal payments of notes payable to shareholders                                   --           (166,034)
     Principal payments of long-term debt                                             (71,713)                --
                                                                              ---------------    ---------------
                  Net cash provided by (used in) financing activities                (102,776)            99,289
                                                                              ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (93,332)        (2,541,615)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,373,786          5,845,562
                                                                              ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                                      $     1,280,454    $     3,303,947
                                                                              ===============    ===============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                   $        20,736    $        12,350
     Contribution of capital in exchange for note payable                     $            --    $        10,267
     Issuance of 200,000 shares of common stock in exchange for note
         receivable from an officer of the company                            $       685,500    $            --


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB (File No 000-25147).

2.   Earnings Per Share

     There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended September 30, 2000, options to purchase 1,151,866 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended September 30, 2000, options to purchase 8,920 shares of common stock were exercised.

3.   Issuance of Shares of Common Stock

     Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company's board of directors approved the transaction.

     Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $287,500 during the quarter ended September 30, 2000, which was a result of the decrease in the price of the Company's common stock between the date of approval of the Stock Purchase Agreement and September 30, 2000.

4.   Recently Issued Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company does not expect adoption of this Standard to have a material impact on its financial statements.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. Management of the Company believes the adoption of SAB No. 101 will not have a material effect on its financial statements

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.


OVERVIEW

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of September 30, 2000, we served approximately 152,000 subscribers in the southwestern United States.

     Rapid revenue growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

     The majority of our revenues are derived from dial-up Internet access. Consumer dial-up access generates positive cash flow and remains an important and viable part of our current business model. A key part of our strategy, however, is to focus our efforts on building a significant portion of our total business on broadband services, such as DSL access and integrated broadband services to business customers. We are currently realizing operational losses from our Digital Subscriber Line (DSL) initiative due to the marketing and front-end deployment costs of these services, but management believes that operating margins for these services will improve as our volume grows and front-end deployment costs decline.

     On November 22, 1999, we acquired all of the outstanding shares of PDQ, a Houston-based ISP, in exchange for 2,425,000 shares of common stock. We also issued options to purchase 352,917 shares of common stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. We acquired approximately 41,400 new subscribers as a result of this transaction. PDQ is a wholly owned subsidiary of Internet America and constitutes the majority of our Houston operations.


STATEMENT OF OPERATIONS

     Access revenues are derived primarily from consumer dial-up Internet access, whether analog or ISDN, DSL access and value-added services, such as multiple e-mail boxes and personalized e-mail addresses. Business services revenues are derived primarily from dedicated connectivity, bulk dial-up access and Web hosting services.

A brief description of each element of our operating expenses follows:

     Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' connections to our network and (ii) fees paid to backbone providers for connections from our network to the Internet.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The following table sets forth certain unaudited financial data for the three months ended September 30, 2000 and 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                               Three Months Ended                Three Months Ended
                                               September 30, 2000                September 30, 1999
                                           ----------------------------     ----------------------------
                                                             % of                              % of
                                             (000's)        Revenues          (000's)         Revenues
                                           ------------    ------------     ------------    ------------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Access                              $      7,439            83.0%    $      4,468            79.9%
       Business services                          1,500            16.7%             917            16.4%
       Other                                         28             0.3%             207             3.7%
                                           ------------    ------------     ------------    ------------
              Total                               8,967           100.0%           5,592           100.0%
                                           ------------    ------------     ------------    ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations                5,786            64.5%           3,150            56.3%
       Sales and marketing                        1,737            19.4%           1,498            26.8%
       General and administrative                 2,490            27.8%           1,387            24.8%
       Depreciation and amortization              3,988            44.5%           1,417            25.3%
                                           ------------    ------------     ------------    ------------
              Total                              14,001           156.1%           7,452           133.3%
                                           ------------    ------------     ------------    ------------

OPERATING LOSS                                   (5,034)          (56.1%)         (1,860)          (33.3%)
INTEREST INCOME (EXPENSE), NET                       (4)           (0.1%)             37             0.7%
                                           ------------    ------------     ------------    ------------

NET LOSS                                   $     (5,038)          (56.2%)   $     (1,823)          (32.6%)
                                           ============    ============     ============    ============

NET LOSS PER COMMON
SHARE:

       BASIC                               $      (0.52)                    $      (0.26)
                                           ============                     ============

       DILUTED                             $      (0.52)                    $      (0.26)
                                           ============                     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                      9,773                            7,009

       DILUTED                                    9,773                            7,009

OTHER DATA:
Subscribers at end of period                    152,000                          105,000

     Total revenue. Total revenue increased by $3.4 million, or 60.3%, to $9.0 million for the three months ended September 30, 2000, from $5.6 million for the three months ended September 30, 1999. The majority of the increase in total revenue is attributable to the increase in access revenue of $3.0 million, or 66.5%, to $7.4 million for the three months ended September 30, 2000, from $4.5 million for the same period in the prior year. The majority of the $3.0 million increase in access revenue is attributable to the acquisition of PDQ. Increased sales of our DSL products, which we began offering during last fiscal year, has contributed to the increase in average revenue per subscriber. Access revenue for the three months ended September 30, 2000 includes approximately $450,000 in revenues related to sales of DSL equipment to new DSL subscribers. Business services revenue increased by $583,000, or 63.6%, to $1.5 million for the three months ended September 30, 2000, from $917,000 for the same period in the prior year, primarily due to the acquisition of PDQ. Other revenue decreased by $179,000, to $28,000 for the three months ended September 30, 2000, from $207,000 for the same period in the prior year. The decrease in other revenue is due to a decrease in peripheral equipment sales.

     Connectivity and operations. Connectivity and operations expense increased by $2.6 million, or 83.7%, to $5.8 million for the three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999. As a percentage of revenue, connectivity and operations expense increased to 64.5% for the three months ended September 30, 2000, from 56.3% for the same period in the prior year. The increase as a percentage of revenue is primarily due to additional connectivity costs related to our entry into new markets and the deployment of our DSL products.

     Sales and marketing. Sales and marketing expense increased by $238,000, or 15.9%, to $1.7 million for the three months ended September 30, 2000, compared to $1.5 million for the same period in the prior year. The majority of the increase relates to new television advertising in the Austin and San Antonio markets to promote our DSL products.

     General and administrative. General and administrative expense increased by $1.1 million, or 79.5%, to $2.5 million for the three months ended September 30, 2000, from $1.4 million for the three months ended September 30, 1999. General and administrative expense as a percentage of total revenue increased to 27.8% for the three months ended September 30, 2000, from 24.8% for the same period in the prior year, primarily due to administrative support related to our acquisition of PDQ. In addition, general and administrative expense for the three months ended September 30, 2000 includes $287,500 in non-cash compensation expense related to an officer's stock purchase agreement and $112,000 in accruals related to the consolidation of Texas operations.

     Depreciation and amortization. Depreciation and amortization increased by $2.6 million, or 182%, to $4.0 million for the three months ended September 30, 2000, from $1.4 million for the same period in the prior year. Approximately $2.7 million of the increase relates to the amortization of goodwill and cost of acquired subscribers arising from the acquisition of PDQ. This increase is offset by a decrease of $56,000 in depreciation as our older equipment is becoming fully depreciated.

     Interest income and expense. We incurred approximately $5,000 of interest expense during the three months ended September 30, 2000, compared to interest income of $37,000 for the same period in the prior year. The proceeds from our initial public offering were expended in acquisitions and marketing, resulting in a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes, and certain other indebtedness, and made several large cash subscriber acquisitions. As of September 30, 2000, cash and cash equivalents on hand totaled $1.3 million.

     Cash provided by operating activities totaled $238,000 for the three months ended September 30, 2000, compared to cash used in operating activities of $917,000 for the same period in the prior year. Cash provided by operating activities for the three months ended September 30, 2000 was impacted by increased cash flow resulting from an increase in trade payables of $1.3 million, due primarily to increasing amounts due to telecommunications vendors for DSL connectivity and related equipment.

     Cash used in investing activities totaled $228,000 for the three months ended September 30, 2000, and consisted of routine purchases of property and equipment to expand and upgrade our network.

     Cash used in financing activities totaled $103,000 for the three months ended September 30, 2000 and consisted of proceeds of $34,000 from the exercise of stock options by option holders less payments of $137,000 to service long-term obligations.

     We estimate that cash on hand of $1.3 million at September 30, 2000 along with cash expected to be provided by operations will be sufficient for meeting our working capital needs for fiscal 2001 with regard to continuing operations in existing markets. Additional financing will be required to fund expansion through acquisitions and marketing. We intend to reduce expenditures for television advertising during the second fiscal quarter of fiscal 2001 to assist our short-term liquidity.

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


"SAFE HARBOR" STATEMENT

     The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, (2) we will not be competitive with existing or new competitors, (3) we will not be able to sustain our current growth, (4) we will not successfully integrate acquisitions or achieve operating efficiencies, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    (c) The Company entered into a Stock Purchase Agreement dated September 5, 2000, in which the Company's President and Chief Executive Officer, Jack T. Smith, purchased 200,000 shares of common stock from the Company at the price of $3.4375 per share, which was the closing market price of the stock on the date of board approval of the transaction. This issuance was effected under Section 4(2) of the Securities Act in connection with Mr. Smith's employment by the Company and without the involvement of an underwriter. Of the total purchase price of $687,500, Mr. Smith paid $2,000 in cash and entered into a Promissory Note to the Company for the remaining amount. The Promissory Note is for the principal amount of $685,500, with interest accruing at the rate of 6.33% annually. Interest is payable each calendar quarter beginning on October 1, 2000 and continuing until July 1, 2007. All unpaid principal and interest is due and payable on August 29, 2007. The Promissory Note is secured by the 200,000 shares of Common Stock under a Pledge and Security Agreement also dated September 5, 2000. Under the Stock Purchase Agreement, the Company agreed to pay to Mr. Smith as additional compensation on or before the due date of any interest payment under the Promissory Note, an amount which after all withholding required by applicable law equals the next interest installment due on the Promissory Note. This amount may be paid by a credit to the accrued unpaid interest on the Promissory Note. No later than January 15 of each calendar year during the term of Mr. Smith's employment, the Company will pay to Mr. Smith a cash bonus in an amount which after all withholding required by applicable law equals the federal income tax liability of Mr. Smith not previously withheld or paid by the Company for any such additional compensation. For a period of seven years after the date of the Stock Purchase Agreement, Mr. Smith has the right and option to sell all or any portion of the 200,000 shares to the Company for the price of $3.4375 per share. In the event that Mr. Smith's employment with the Company is terminated for cause prior to the third anniversary of the Stock Purchase Agreement, for a period of 60 days after the date of such termination, the Company has the right and option to purchase from Mr. Smith, at a purchase price equal to $3.4375 per share, the following number of shares: (i) on or prior to the first anniversary:
200,000 shares; (ii) after the first anniversary but on or prior to the second anniversary: 133,333 shares; and (iii) prior to the third anniversary: 66,666 shares; provided, however, that this repurchase right will terminate immediately prior to any change in control of the Company. The purchase price upon exercise of this option shall be applied to the outstanding balance of unpaid accrued interest and principal upon the Promissory Note and the balance, if any, shall be paid in cash to Mr. Smith. Under the Stock Purchase Agreement, Mr. Smith has demand registration rights for all or any portion of the 200,000 shares of Common Stock.

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

     10.1 Letter Agreement dated September 5, 2000 by and between Internet America, Inc. and Michael T. Maples. (1)

     10.2 Letter Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith. (1)

     10.3 Stock Purchase Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith. (1)

     10.4 Promissory Note dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith. (1)

     10.5 Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith. (1)

     11        Computation of earnings per share (2)

     27        Financial Data Schedule*

          ----------

          *Filed herewith

          (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on September 26, 2000 and incorporated herein by reference.

          (2) See note 2 to the financial statements.


     (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                INTERNET AMERICA, INC.
                                (Registrant)

Date:  11/13/00                 By: /s/ Jack T. Smith
                                ------------------------------------------------
                                Jack T. Smith
                                President and Chief Executive Officer

Date:  11/13/00                 By: /s/ James T. Chaney
                                ------------------------------------------------
                                James T. Chaney
                                Vice President and Chief Financial Officer

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

     10.1      Letter Agreement dated September 5, 2000 by and between Internet
               America, Inc. and Michael T. Maples. (1)

     10.2      Letter Agreement dated September 5, 2000 by and between Internet
               America, Inc. and Jack T. Smith. (1)

     10.3      Stock Purchase Agreement dated September 5, 2000 by and between
               Internet America, Inc. and Jack T. Smith. (1)

     10.4      Promissory Note dated September 5, 2000 by and between Internet
               America, Inc. and Jack T. Smith. (1)

     10.5 Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith. (1)

     11        Computation of earnings per share (2)

     27        Financial Data Schedule*

          ----------

          *  Filed herewith

          (1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on September 26, 2000 and incorporated herein by reference.

          (2) See note 2 to the financial statements.


      (b) Reports on Form 8-K

           The Company filed no reports on Form 8-K during the quarter for which this report is filed.