Form 10QSB
period 2000-12-31
INTERNET AMERICA INC
filed 2001-02-14
CIK 1001279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

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

                                 (214) 861-2500
                           (Issuer's telephone number)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                        OUTSTANDING AT FEBRUARY 13, 2001
                                    ---------

                Common Stock at $.01 par value 9,951,429 Shares

                                   =========

   Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         December 31,          June 30,
                                                                            2000                 2000
                                                                        --------------      --------------
                                                                         (Unaudited)
                                              ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                        $    1,154,588      $    1,373,786
       Accounts receivable, net                                              2,065,571           2,162,252
       Prepaid expenses and other current assets                               391,799             148,772
                                                                        --------------      --------------
              Total current assets                                           3,611,958           3,684,810

PROPERTY AND EQUIPMENT, net                                                  2,285,652           2,717,715

INTANGIBLE AND OTHER ASSETS, net                                            25,731,020          32,884,893
                                                                        --------------      --------------

                                                                        $   31,628,630      $   39,287,418
                                                                        ==============      ==============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                           $    5,607,337      $    2,573,700
       Accrued liabilities                                                   1,773,358           1,850,088
       Deferred revenue                                                      5,045,715           4,839,824
       Current maturities of long-term debt                                     67,056             176,267
       Current maturities of capital lease obligations                         179,006             247,146
                                                                        --------------      --------------
              Total current liabilities                                     12,672,472           9,687,025

LONG-TERM DEBT, net of current portion                                          41,291              53,932

CAPITAL LEASE OBLIGATIONS, net of current portion                              144,169             206,894
                                                                        --------------      --------------
              Total liabilities                                             12,857,932           9,947,851
                                                                        --------------      --------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
               9,927,072 and 9,705,798  issued and outstanding at
              December 31, 2000, and June 30, 2000, respectively                99,271              97,059
       Additional paid-in capital                                           55,350,264          54,743,828
       Accumulated deficit                                                 (36,678,837)        (25,501,320)
                                                                        --------------      --------------
              Total shareholders' equity                                    18,770,698          29,339,567
                                                                        --------------      --------------

                                                                        $   31,628,630      $   39,287,418
                                                                        ==============      ==============

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                  Six Months Ended
                                                  December 31,                        December 31,
                                         ------------------------------      ------------------------------
                                             2000              1999              2000              1999
                                         ------------      ------------      ------------      ------------
REVENUES:
       Internet services                 $  8,659,499      $  6,621,039      $ 17,598,883      $ 12,006,630
       Other                                   82,844            90,940           110,346           297,548
                                         ------------      ------------      ------------      ------------
          Total                             8,742,343         6,711,979        17,709,229        12,304,178
                                         ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          6,354,156         3,932,250        12,139,942         7,082,445
       Sales and marketing                  1,074,478         1,546,921         2,811,405         3,045,391
       General and administrative           3,466,339         1,796,993         5,955,990         3,184,193
       Depreciation and amortization        3,988,659         2,473,149         7,976,836         3,889,161
                                         ------------      ------------      ------------      ------------
          Total                            14,883,632         9,749,313        28,884,173        17,201,190
                                         ------------      ------------      ------------      ------------

OPERATING LOSS                             (6,141,289)       (3,037,334)      (11,174,944)       (4,897,012)
INTEREST INCOME (EXPENSE), NET                  2,195            13,115            (2,575)           49,897
                                         ------------      ------------      ------------      ------------

NET LOSS                                 $ (6,139,094)     $ (3,024,219)     $(11,177,519)     $ (4,847,115)
                                         ============      ============      ============      ============

NET LOSS PER COMMON
SHARE:

       BASIC                             $      (0.62)     $      (0.37)     $      (1.13)     $      (0.64)
                                         ============      ============      ============      ============

       DILUTED                           $      (0.62)     $      (0.37)     $      (1.13)     $      (0.64)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                9,926,914         8,129,357         9,850,213         7,569,284

       DILUTED                              9,926,914         8,129,357         9,850,213         7,569,284



See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          ------------      ------------
OPERATING ACTIVITIES:
     Net loss                                                             $(11,177,519)     $ (4,847,115)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                       7,976,836         3,889,161
         Provision for bad debt expense                                      1,400,000                --
         Non-cash compensation expense                                         562,500                --
         Changes in operating assets and liabilities:
             Accounts receivable                                            (1,303,319)         (149,068)
             Prepaid expenses and other current assets                        (243,027)          149,406
             Other assets                                                       11,683          (163,443)
             Accounts payable and accrued liabilities                        2,956,910          (673,134)
             Deferred revenue                                                  205,891          (534,970)
                                                                          ------------      ------------
                  Net cash provided by (used in) operating activities          389,955        (2,329,163)
                                                                          ------------      ------------


INVESTING ACTIVITIES
     Purchases of property and equipment                                      (402,584)         (425,275)
     Purchases of subscribers                                                       --        (1,558,432)
                                                                          ------------      ------------
                  Net cash used in investing activities                       (402,584)       (1,983,707)
                                                                          ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    46,148           499,891
     Principal payments of capital lease obligations                          (130,865)          (15,995)
     Principal payments of long-term debt                                     (121,852)         (292,445)
                                                                          ------------      ------------
                  Net cash provided by (used in) financing activities         (206,569)          191,451
                                                                          ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (219,198)       (4,121,419)

CASH AND CASH EQUIVALENTS, beginning of period                               1,373,786         5,845,562
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  1,154,588      $  1,724,143
                                                                          ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                               $     37,664      $     26,705
     Contribution of capital in exchange for note payable                 $         --      $     10,267
     Common stock and options issued in acquisition of PDQ.Net            $         --      $ 29,872,852
     Accrued liability recorded for acquisiton costs                      $         --      $    400,000
     Issuance of 200,000 shares of common stock in exchange for note
         receivable from an officer of the company                        $    685,500      $         --


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

2.     Earnings Per Share

       There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended December 31, 2000, options to purchase 1,227,278 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended December 31, 2000, no options to purchase shares of common stock were exercised.

3.     Issuance of Shares of Common Stock

       Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The note provides for payment of interest on a quarterly basis beginning October 1, 2000 with principal due August 29, 2007. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company's board of directors approved the transaction.

       Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term (which expires September 5, 2007) of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $275,000 during the quarter ended December 31, 2000, which was a result of the decrease in the price of the Company's common stock between September 30, 2000 and December 31, 2000.

4.     Recently Issued Accounting Pronouncements

       In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this Standard did not have a material impact on the Company's financial statements.

       On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements

ITEM 2-

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


OVERVIEW

         Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of business and individual subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 2000, we served approximately 153,000 subscribers in the southwestern United States.

         Rapid revenue growth and high user density are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

         The majority of our revenues are derived from dial-up Internet access. Consumer dial-up access generates positive cash flow and remains an important and viable part of our current business model. A key part of our strategy, however, is to focus our efforts on building a significant portion of our total business on broadband services, such as Digital Subscriber Line (DSL) access and integrated broadband services to business customers. We are currently realizing operational losses from our DSL initiative due to the marketing and front-end deployment costs of these services, but management believes that operating margins for these services will improve as our volume grows and front-end deployment costs decline.

         On November 22, 1999, we acquired all of the outstanding shares of PDQ.Net, Inc., a Houston-based ISP, in exchange for 2,425,000 shares of common stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. We acquired approximately 41,400 new subscribers as a result of this transaction. PDQ is a wholly owned subsidiary of Internet America and constitutes the majority of our Houston operations.


STATEMENT OF OPERATIONS

         Internet services revenue is derived from Internet access, including analog and ISDN access, DSL access, dedicated connectivity, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes and personalized e-mail addresses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         The following table sets forth certain unaudited financial data for the three months ended December 31, 2000 and 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                             Three Months Ended               Three Months Ended
                                              December 31, 2000               December 31, 1999
                                         --------------------------       --------------------------
                                                           % of                             % of
                                          (000's)        Revenues          (000's)         Revenues
                                         ---------      -----------       ---------      -----------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                 $   8,659             99.1%      $   6,621             98.6%
       Other                                    83              0.9%             91              1.4%
                                         ---------      -----------       ---------      -----------
              Total                          8,742            100.0%          6,712            100.0%
                                         ---------      -----------       ---------      -----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations           6,354             72.7%          3,932             58.6%
       Sales and marketing                   1,074             12.3%          1,547             23.0%
       General and administrative            3,466             39.6%          1,797             26.8%
       Depreciation and amortization         3,989             45.6%          2,473             36.8%
                                         ---------      -----------       ---------      -----------
              Total                         14,883            170.2%          9,749            145.2%
                                         ---------      -----------       ---------      -----------

OPERATING LOSS                              (6,141)           (70.2%)        (3,037)           (45.2%)
INTEREST INCOME (EXPENSE), NET                   2             (0.1%)            13              0.2%
                                         ---------      -----------       ---------      -----------

NET LOSS                                 $  (6,139)           (70.3%)     $  (3,024)           (45.1%)
                                         =========      ===========       =========      ===========

NET LOSS PER COMMON
SHARE:

       BASIC                             $   (0.62)                       $   (0.37)
                                         =========                        =========

       DILUTED                           $   (0.62)                       $   (0.37)
                                         =========                        =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                 9,927                            8,129

       DILUTED                               9,927                            8,129

OTHER DATA:
Subscribers at end of period               153,000                          147,000

       Total revenue. Total revenue increased by $2.0 million, or 30.2%, to $8.7 million for the three months ended December 31, 2000, from $6.7 million for the three months ended December 31, 1999. The increase in total revenue is attributable to the increase in internet services revenue of $2.0 million to $8.7 million for the three months ended December 31, 2000, from $6.6 million for the same period in the prior year. The majority of this increase in revenue is attributable to the acquisition of PDQ and increased sales of our DSL products, which we began offering during last fiscal year. Other revenue decreased by $8,000 to $83,000 for the three months ended December 31, 2000, from $91,000 for the same period in the prior year. The decrease in other revenue is due to a decrease in peripheral equipment sales.

       Connectivity and operations. Connectivity and operations expense increased by $2.4 million, or 61.6%, to $6.3 million for the three months ended December 31, 2000, from $3.9 million for the three months ended December 31, 1999. As a percentage of revenue, connectivity and operations expense increased to 72.7% for the three months ended December 31, 2000, from 58.6% for the same period in the prior year. The increase as a percentage of revenue is primarily due to additional connectivity costs related to our entry into new markets and the deployment of our DSL products.

       Sales and marketing. Sales and marketing expense decreased by $472,000, or 30.5%, to $1.1 million for the three months ended December 31, 2000, compared to $1.5 million for the same period in the prior year. The majority of the decrease relates to a reduction of television advertising in all markets.

       General and administrative. General and administrative expense increased by $1.7 million, or 92.9%, to $3.5 million for the three months ended December 31, 2000, from $1.8 million for the three months ended December 31, 1999. General and administrative expense as a percentage of total revenue increased to 39.7% for the three months ended December 31, 2000, from 26.8% for the same period in the prior year. The increase is primarily due to a write off of bad debt expense of $1.4 million taken during the current quarter. The write-off was due to an evaluation during the current quarter of the collectibility of accounts receivable, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and written off, although we will continue collection efforts on such accounts. In addition, general and administrative expense for the three months ended December 31, 2000 includes $275,000 in non-cash compensation expense related to an officer's stock purchase agreement.

       Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 61.3%, to $4.0 million for the three months ended December 31, 2000, from $2.5 million for the same period in the prior year. All of the increase relates to the amortization of goodwill and cost of acquired subscribers arising from the acquisition of PDQ.

       Interest income and expense. We earned approximately $2,000 of interest income during the three months ended December 31, 2000, compared to $13,000 for the same period in the prior year. The proceeds from our initial public offering were primarily expended in acquisitions and marketing, resulting in a decrease in interest income.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

         The following table sets forth certain unaudited financial data for the six months ended December 31, 2000 and 1999. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                                              Six Months Ended                Six Months Ended
                                                              December 31, 2000              December 31, 1999
                                                         ----------------------------   -----------------------------
                                                                            % of                            % of
                                                           (000's)        Revenues        (000's)         Revenues
                                                         ------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                                    $ 17,599           99.4%        $ 12,007           97.6%
       Other                                                     110            0.6%             297            2.4%
                                                         -----------    -----------     ------------    -----------
              Total                                           17,709          100.0%          12,304          100.0%
                                                         -----------    -----------     ------------    -----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations                            12,140           68.6%           7,083           57.6%
       Sales and marketing                                     2,811           15.9%           3,045           24.7%
       General and administrative                              5,956           33.6%           3,184           25.9%
       Depreciation and amortization                           7,977           45.0%           3,889           31.6%
                                                         -----------    -----------     ------------    -----------
              Total                                           28,884          163.1%          17,201          139.8%
                                                         -----------    -----------     ------------    -----------

OPERATING LOSS                                                (11,175)        (63.1%)          (4,897)        (39.8%)
INTEREST INCOME (EXPENSE), NET                                    (2)          (0.1%)             50            0.4%
                                                         -----------    -----------     ------------    -----------

NET LOSS                                                    $(11,177)         (63.2%)       $ (4,847)         (39.4%)
                                                         ===========    ===========     ============    ===========

NET LOSS PER COMMON
SHARE:

       BASIC                                                 $ (1.13)                        $ (0.64)
                                                         ===========                    ============

       DILUTED                                               $ (1.13)                        $ (0.64)
                                                         ===========                    ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                                   9,850                           7,569

       DILUTED                                                 9,850                           7,569

OTHER DATA:
Subscribers at end of period                                 153,000                         147,000

       Total revenue. Total revenue increased by $5.4 million, or 43.9%, to $17.7 million for the six months ended December 31, 2000, from $12.3 million for the six months ended December 31, 1999. The increase in total revenue is attributable to the increase in internet services revenue of $5.6 million to $17.6 million for the six months ended December 31, 2000, from $12.0 million for the same period in the prior year. The majority of the increase in internet services revenue is attributable to the acquisition of PDQ and increased sales of our DSL products, which we began offering during last fiscal year. Other revenue decreased by $187,000 to $110,000 for the six months ended December 31, 2000, from $297,000 for the same period in the prior year. The decrease in other revenue is due to a decrease in peripheral equipment sales.

       Connectivity and operations. Connectivity and operations expense increased by $5.0 million, or 71.4%, to $12.1 million for the six months ended December 31, 2000, from $7.1 million for the six months ended December 31, 1999. As a percentage of revenue, connectivity and operations expense increased to 68.6% for the six months ended December 31, 2000, from 57.6% for the same period in the prior year. The increase as a percentage of revenue is primarily due to additional connectivity costs related to our entry into new markets and the deployment of our DSL products.

       Sales and marketing. Sales and marketing expense decreased by $234,000, or 7.7%, to $2.8 million for the six months ended December 31, 2000, compared to $3.0 million for the same period in the prior year. The majority of the decrease relates to a reduction of television advertising in all markets.

       General and administrative. General and administrative expense increased by $2.7 million, or 87.0%, to $6.0 million for the six months ended December 31, 2000, from $3.1 million for the six months ended December 31, 1999. General and administrative expense as a percentage of total revenue increased to 33.6% for the six months ended December 31, 2000, from 25.9% for the same period in the prior year, primarily due to administrative support related to our acquisition of PDQ. In addition, general and administrative expense for the six months ended December 31, 2000 includes $562,500 in non-cash compensation expense related to an officer's stock purchase agreement and $112,000 in accruals related to the consolidation of Texas operations.

       Depreciation and amortization. Depreciation and amortization increased by $4.1 million, or 105%, to $8.0 million for the six months ended December 31, 2000, from $3.9 million for the same period in the prior year. All of the increase relates to the amortization of goodwill and cost of acquired subscribers arising from the acquisition of PDQ.

       Interest income and expense. We incurred approximately $2,575 of interest expense during the six months ended December 31, 2000, compared to interest income of $50,000 for the same period in the prior year. The proceeds from our initial public offering were primarily expended in acquisitions and marketing, resulting in a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes, and certain other indebtedness, and made several large cash subscriber acquisitions. As of December 31, 2000, cash and cash equivalents on hand totaled $1.2 million.

       Cash provided by operating activities totaled $390,000 for the six months ended December 31, 2000, compared to cash used in operating activities of $2.3 million for the same period in the prior year. Cash provided by operating activities for the six months ended December 31, 2000 was impacted by increased cash flow resulting from an increase in trade payables of $2.9 million, due primarily to increasing amounts due to telecommunications vendors for DSL connectivity and related equipment.

       Cash used in investing activities totaled $403,000 for the six months ended December 31, 2000, and consisted of routine purchases of property and equipment to expand and upgrade our network.

       Cash used in financing activities totaled $207,000 for the six months ended December 31, 2000 and consisted of proceeds of $46,000 from the exercise of stock options by option holders less payments of $253,000 to service long-term obligations.

       We estimate that cash on hand of $1.2 million at December 31, 2000 along with cash expected to be provided by operations will be sufficient for meeting our working capital needs for fiscal 2001 with regard to continuing operations in existing markets. There are, however, disputed amounts in our accounts payable. If these accounts payable are not settled in a satisfactory manner, we may experience a short-term liquidity problem. There can be no assurance of a satisfactory resolution of these accounts payable.

       Additional financing will be required to fund expansion through acquisitions and marketing. We intend to continue reduced expenditures for television advertising during the third fiscal quarter of fiscal 2001 to assist our short-term liquidity.

       The availability of additional capital from public debt and equity markets is currently limited due to a decline in stock prices for the entire Internet sector. If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will have to modify our operations and growth strategies to match available funding. In such case, it is likely that our advertising expenditures would be downscaled to a level where positive cash flows are generated from operations. We have no long term advertising commitments.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      On November 1, 2000, the Company held its 2000 annual meeting of shareholders, at which the shareholders voted as follows:

                                                                           AUTHORITY
           MATTER VOTED ON                            SHARES VOTED FOR     WITHHELD
           ---------------                            ----------------     --------
The election of Gary L. Corona to the
board of directors                                        8,326,868         210,979

The election of William E. Ladin, Jr. to the
board of directors                                        8,382,849         154,998


                                                                    NUMBER OF SHARES
                                                             -------------------------------
           MATTER VOTED ON                                   FOR         AGAINST     ABSTAIN
           ---------------                                   ---         -------     -------
Approval of an amendment to the Internet America, Inc.
1998 Nonqualified Stock Option Plan to increase by
400,000 the number of shares of common stock available
for issuance pursuant to such plan and to revise
language regarding granting options to Independent
Directors                                                  8,247,314      252,431      38,102


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

---------

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



                                     INTERNET AMERICA, INC.
                                     (Registrant)

Date:  02/14/01                     By: /s/ Jack T. Smith
                                       ----------------------------------------
                                       Jack T. Smith
                                       President and Chief Executive Officer

Date:  02/14/01                     By: /s/ Cherie R. Marcum
                                       ----------------------------------------
                                       Cherie R. Marcum
                                       Chief Accounting Officer

Date:  02/14/01                     By: /s/ Peter C. Gibbons
                                       ----------------------------------------
                                       Peter C. Gibbons
                                       Chief Operating Officer

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

---------

(1)      See note 2 to the financial statements.