Form 10QSB
period 2001-03-31
INTERNET AMERICA INC
filed 2001-05-10
CIK 1001279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM           TO
                                               ---------    --------

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

                       TEXAS                          86-0778979
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)

                  350 N. ST. PAUL, SUITE 3000, DALLAS, TX 75201
                    (Address of principal executive offices)

                                 (214) 861-2500
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                           OUTSTANDING AT MAY 8, 2001

                                   ----------

            Common Stock at $.01 par value           9,977,278 Shares

                                   ==========

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,       June 30,
                                                                          2001            2000
                                                                      ------------    ------------
                                              ASSETS                  (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                      $    828,816    $  1,373,786
       Accounts receivable, net                                          2,099,369       2,162,252
       Prepaid expenses and other current assets                           618,750         148,772
                                                                      ------------    ------------
              Total current assets                                       3,546,935       3,684,810

PROPERTY AND EQUIPMENT, net                                              1,973,227       2,717,715

INTANGIBLE AND OTHER ASSETS, net                                        22,197,404      32,884,893
                                                                      ------------    ------------

                                                                      $ 27,717,566    $ 39,287,418
                                                                      ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                         $  5,533,749    $  2,573,700
       Accrued liabilities                                               1,555,447       1,850,088
       Deferred revenue                                                  4,946,571       4,839,824
       Current maturities of long-term debt                                 37,355         176,267
       Current maturities of capital lease obligations                     141,775         247,146
                                                                      ------------    ------------
              Total current liabilities                                 12,214,897       9,687,025

LONG-TERM DEBT, net of current portion                                      34,721          53,932

CAPITAL LEASE OBLIGATIONS, net of current portion                          120,489         206,894
                                                                      ------------    ------------
              Total liabilities                                         12,370,107       9,947,851
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
               9,950,879 and 9,705,798  issued and outstanding at
              March 31, 2001, and June 30, 2000, respectively               99,510          97,059
       Additional paid-in capital                                       55,388,173      54,743,828
       Accumulated deficit                                             (40,140,224)    (25,501,320)
                                                                      ------------    ------------
              Total shareholders' equity                                15,347,459      29,339,567
                                                                      ------------    ------------

                                                                      $ 27,717,566    $ 39,287,418
                                                                      ============    ============

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                 March 31,                      March 31,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

REVENUES:
       Internet services               $  8,693,957    $  8,755,952    $ 26,292,840    $ 20,762,582
       Other                                 63,636          88,771         173,982         386,319
                                       ------------    ------------    ------------    ------------
          Total                           8,757,593       8,844,723      26,466,822      21,148,901
                                       ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations        5,565,696       4,984,488      17,705,638      12,066,933
       Sales and marketing                  217,002       1,485,757       3,028,407       4,531,148
       General and administrative         2,537,319       2,331,306       8,493,309       5,515,499
       Depreciation and amortization      3,905,377       4,037,397      11,882,213       7,926,558
                                       ------------    ------------    ------------    ------------
          Total                          12,225,394      12,838,948      41,109,567      30,040,138
                                       ------------    ------------    ------------    ------------

OPERATING LOSS                           (3,467,801)     (3,994,225)    (14,642,745)     (8,891,237)
INTEREST INCOME (EXPENSE), NET                6,414          (4,990)          3,839          44,907
                                       ------------    ------------    ------------    ------------
NET LOSS                               $ (3,461,387)   $ (3,999,215)   $(14,638,906)   $ (8,846,330)
                                       ============    ============    ============    ============

NET LOSS PER COMMON
SHARE:

       BASIC                           $      (0.35)   $      (0.41)   $      (1.48)   $      (1.07)
                                       ============    ============    ============    ============

       DILUTED                         $      (0.35)   $      (0.41)   $      (1.48)   $      (1.07)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                              9,950,608       9,641,590       9,883,189       8,260,053

       DILUTED                            9,950,608       9,641,590       9,883,189       8,260,053

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                        ----------------------------
                                                                            2001           2000
                                                                        ------------    ------------

OPERATING ACTIVITIES:
     Net loss                                                           $(14,638,906)   $ (8,846,330)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    11,882,213       7,926,558
         Provision for bad debt expense                                    2,015,000         522,000
         Non-cash compensation expense                                       587,500              --
         Changes in operating assets and liabilities:
             Accounts receivable                                          (1,952,115)     (1,034,113)
             Prepaid expenses and other current assets                      (469,978)         52,758
             Other assets                                                      6,318        (160,555)
             Accounts payable and accrued liabilities                      2,665,407      (1,379,425)
             Deferred revenue                                                106,747        (171,946)
                                                                        ------------    ------------
                  Net cash provided by (used in) operating activities        202,186      (3,091,053)
                                                                        ------------    ------------


INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (456,553)       (634,707)
     Purchases of subscribers                                                     --        (808,432)
                                                                        ------------    ------------
                  Net cash used in investing activities                     (456,553)     (1,443,139)
                                                                        ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                  59,296         569,954
     Principal payments of capital lease obligations                        (191,776)        (77,674)
     Principal payments of long-term debt                                   (158,123)       (376,401)
                                                                        ------------    ------------
                  Net cash provided by (used in) financing activities       (290,603)        115,879
                                                                        ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (544,970)     (4,418,313)

CASH AND CASH EQUIVALENTS, beginning of period                             1,373,786       5,845,562
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                $    828,816    $  1,427,249
                                                                        ============    ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                             $     67,561    $     45,339
     Contribution of capital in exchange for note payable               $         --    $     10,267
     Common stock and options issued in acquisition of PDQ.Net          $         --    $ 29,872,852
     Accrued liability recorded for acquisition costs                   $         --    $    400,000
     Issuance of 200,000 shares of common stock in exchange for note
         receivable from an officer of the company                      $    685,500    $         --

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

2.   Earnings Per Share

     There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended March 31, 2001, options to purchase 1,160,189 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended March 31, 2001, no options to purchase shares of common stock were exercised.

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

     Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term (which expires September 5, 2007) of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $25,000 during the quarter ended March 31, 2001, which was a result of the decrease in the price of the Company's common stock between December 31, 2000 and March 31, 2001.

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

     On March 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

5.   Litigation and Other Disputes

     Internet America, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt were named as defendants in a lawsuit filed on November 12, 1999 by Cindy Carradine in the District Court of Dallas County, Texas. The plaintiff asserts claims for fraud in connection with the plaintiff's sale of options to the Company in 1998. On March 30, 2001, a Dallas district court jury returned a verdict of potentially approximately $6 million in damages against the defendants. A judgment has not been entered. We believe the jury's findings provide a basis for the court to enter a judgment of no liability and we intend to pursue this course of action. However, there can be no assurance that our efforts will be successful and that a judgment adverse to Internet America will not be entered.

     There are disputed amounts in our accounts payable totaling approximately $2.6 million at March 31, 2001. If these accounts payable are not settled in a satisfactory manner, we may experience a short-term liquidity problem. There can be no assurance of a satisfactory resolution of these accounts payable.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, our most recent registration statement and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

OVERVIEW

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of business and individual subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care.

     High user density and efficiency of operations are the cornerstones of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

     The majority of our revenues are derived from dial-up Internet access. Consumer dial-up access generates positive cash flow and remains an important and viable part of our current business model. A key part of our strategy, however, is to focus our efforts on building a significant portion of our total business on broadband services, such as Digital Subscriber Line (DSL) access and integrated broadband services to business customers. We are currently realizing operational losses from our DSL initiative due to the marketing and front-end deployment costs of these services, but management believes that operating margins for these services will improve as our volume grows and front-end deployment costs decline. As of March 31, 2001, we served approximately 147,000 subscribers in the southwestern United States.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     The following table sets forth certain unaudited financial data for the three months ended March 31, 2001 and 2000. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                            Three Months Ended                Three Months Ended
                                              March 31, 2001                    March 31, 2000
                                         --------------------------       --------------------------
                                                           % of                             % of
                                          (000's)        Revenues          (000's)         Revenues
                                         ---------      -----------       ---------      -----------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                 $   8,694             99.3%      $   8,756             99.0%
       Other                                    64              0.7%             89              1.0%
                                         ---------      -----------       ---------      -----------
              Total                          8,758            100.0%          8,845            100.0%
                                         ---------      -----------       ---------      -----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations           5,566             63.6%          4,985             56.4%
       Sales and marketing                     217              2.5%          1,486             16.8%
       General and administrative            2,537             29.0%          2,331             26.4%
       Depreciation and amortization         3,905             44.6%          4,037             45.6%
                                         ---------      -----------       ---------      -----------
              Total                         12,225            139.6%         12,839            145.2%
                                         ---------      -----------       ---------      -----------

OPERATING LOSS                              (3,467)           (39.6%)        (3,994)           (45.2%)
INTEREST INCOME (EXPENSE), NET                   6             (0.1%)            (5)            (0.1%)
                                         ---------      -----------       ---------      -----------

NET LOSS                                 $  (3,461)           (39.7%)     $  (3,999)           (45.2%)
                                         =========      ===========       =========      ===========

NET LOSS PER COMMON
SHARE:

       BASIC                             $   (0.35)                       $   (0.41)
                                         =========                        =========

       DILUTED                           $   (0.35)                       $   (0.41)
                                         =========                        =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                 9,951                            9,642

       DILUTED                               9,951                            9,642

OTHER DATA:
Subscribers at end of period               147,000                          153,000

     Total revenue. Total revenue decreased by $87,000, or 1.0%, to $8.7 million for the three months ended March 31, 2001, from $8.8 million for the three months ended March 31, 2000. The decrease in total revenue is attributable to DSL sales being flat for the three months ended March 31, 2001 compared to the same period in the prior year, and a decrease in our customer base due to our efforts to terminate customers not currently paying for services. We continue to defer revenue associated with DSL services until such services have been successfully installed.

     Connectivity and operations. Connectivity and operations expense increased by $581,000, or 11.7%, to $5.6 million for the three months ended March 31, 2001, from $5.0 million for the three months ended March 31, 2000. As a percentage of revenue, connectivity and operations expense increased to 63.6% for the three months ended March 31, 2001, from 56.4% for the same period in the prior year. The increase as a percentage of revenue is primarily due to additional connectivity costs related to our entry into new markets and the deployment of our DSL products.

     Sales and marketing. Sales and marketing expense decreased by $1.3 million, or 85.4%, to $217,000 for the three months ended March 31, 2001, compared to $1.5 million for the same period in the prior year. The majority of the decrease relates to a reduction of television advertising in all markets. In addition, we received co-marketing credits of $194,000 from one of our DSL providers related to subscribers with successfully installed DSL services.

     General and administrative. General and administrative expense increased by $206,000, or 8.8%, to $2.5 million for the three months ended March 31, 2001, from $2.3 million for the three months ended March 31, 2000. General and administrative expense as a percentage of total revenue increased to 29.0% for the three months ended March 31, 2001, from 26.4% for the same period in the prior year, primarily due to an increase in personnel. In addition, we have seen an increase in professional services related to a lawsuit we are currently defending. General and administrative expense for the three months ended March 31, 2001 also includes $25,000 in non-cash compensation expense related to an officer's stock purchase agreement.

     Depreciation and amortization. Depreciation and amortization decreased by $132,000, or 3.3%, to $3.9 million for the three months ended March 31, 2001, from $4.0 million for the same period in the prior year. The decrease relates to an acquisition in 1997, which is now fully amortized. In addition, the amount of older data communications and computer equipment fully depreciated has increased.

     Interest income and expense. We earned approximately $6,000 of interest income during the three months ended March 31, 2001, compared to $5,000 in net expense for the same period in the prior year. Interest expense during the current quarter decreased as capital leases used to acquire data communications equipment expired.

 NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     The following table sets forth certain unaudited financial data for the nine months ended March 31, 2001 and 2000. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber count).

                                              Nine Months Ended               Nine Months Ended
                                               March 31, 2001                  March 31, 2000
                                         --------------------------       --------------------------
                                                           % of                             % of
                                          (000's)        Revenues          (000's)        Revenues
                                         ---------      -----------       ---------      -----------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                 $  17,599             99.4%      $  12,007             97.6%
       Other                                   110              0.6%            297              2.4%
                                         ---------      -----------       ---------      -----------
              Total                         17,709            100.0%         12,304            100.0%
                                         ---------      -----------       ---------      -----------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations          12,140             68.6%          7,083             57.6%
       Sales and marketing                   2,811             15.9%          3,045             24.7%
       General and administrative            5,956             33.6%          3,184             25.9%
       Depreciation and amortization         7,977             45.0%          3,889             31.6%
                                         ---------      -----------       ---------      -----------
              Total                         28,884            163.1%         17,201            139.8%
                                         ---------      -----------       ---------      -----------

OPERATING LOSS                             (11,175)           (63.1%)        (4,897)           (39.8%)
INTEREST INCOME (EXPENSE), NET                  (2)            (0.1%)            50              0.4%
                                         ---------      -----------       ---------      -----------

NET LOSS                                 $ (11,177)           (63.2%)     $  (4,847)           (39.4%)
                                         =========      ===========       =========      ===========

NET LOSS PER COMMON
SHARE:

       BASIC                             $   (1.13)                       $   (0.64)
                                         =========                        =========

       DILUTED                           $   (1.13)                       $   (0.64)
                                         =========                        =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                 9,850                            7,569

       DILUTED                               9,850                            7,569

OTHER DATA:
Subscribers at end of period               147,000                          153,000

     Total revenue. Total revenue increased by $5.3 million, or 25.1%, to $26.4 million for the nine months ended March 31, 2001, from $21.1 million for the nine months ended March 31, 2000. The increase in total revenue is attributable to the increase in internet services revenue of $5.5 million to $26.2 million for the nine months ended March 31, 2001, from $20.7 million for the same period in the prior year. The majority of the increase in internet services revenue is attributable to the acquisition of PDQ and increased sales of our DSL products, which we began offering during last fiscal year. Other revenue decreased by $212,000 to $173,000 for the nine months ended March 31, 2001, from $386,000 for the same period in the prior year. The decrease in other revenue is due to a decrease in peripheral equipment sales.

     Connectivity and operations. Connectivity and operations expense increased by $5.6 million, or 46.7%, to $17.7 million for the nine months ended March 31, 2001, from $12.1 million for the nine months ended March 31, 2000. As a percentage of revenue, connectivity and operations expense increased to 66.9% for the nine months ended March 31, 2001, from 57.1% for the same period in the prior year. The increase as a percentage of revenue is primarily due to additional connectivity costs related to our entry into new markets and the deployment of our DSL products.

     Sales and marketing. Sales and marketing expense decreased by $1.5 million, or 33.2%, to $3.0 million for the nine months ended March 31, 2001, compared to $4.5 million for the same period in the prior year. The majority of the decrease relates to a reduction of television advertising in all markets.

     General and administrative. General and administrative expense increased by $3.0 million, or 54.0%, to $8.5 million for the nine months ended March 31, 2001, from $5.5 million for the nine months ended March 31, 2000. General and administrative expense as a percentage of total revenue increased to 32.1% for the nine months ended March 31, 2001, from 26.1% for the same period in the prior year. General and administrative expense for the nine months ended March 31, 2001 includes $587,500 in non-cash compensation expense related to an officer's stock purchase agreement. In addition, a charge for bad debt expense of $2.0 million has taken place this fiscal year. This charge was due to an evaluation of the collectibility of accounts receivable, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and written off, although we continue collection efforts on such accounts.

     Depreciation and amortization. Depreciation and amortization increased by $4.0 million, or 49.9%, to $11.9 million for the nine months ended March 31, 2001, from $7.9 million for the same period in the prior year. All of the increase relates to the amortization of goodwill and cost of acquired subscribers arising from the acquisition of PDQ.

     Interest income and expense. We incurred approximately $3,800 of interest income during the nine months ended March 31, 2001, compared to $45,000 for the same period in the prior year. The proceeds from our initial public offering were primarily expended in acquisitions and marketing, resulting in a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. After the offering, we repaid approximately $2.1 million in shareholder notes, and certain other indebtedness, and made several large cash subscriber acquisitions. As of March 31, 2001, cash and cash equivalents on hand totaled $828,000.

     Cash provided by operating activities totaled $202,000 for the nine months ended March 31, 2001, compared to cash used in operating activities of $3.1 million for the same period in the prior year. Cash provided by operating activities for the nine months ended March 31, 2001 was impacted by increased cash flow resulting from an increase in trade payables of $2.7 million, due primarily to increasing amounts due to telecommunications vendors for DSL connectivity and related equipment.

     Cash used in investing activities totaled $456,000 for the nine months ended March 31, 2001, and consisted of routine purchases of property and equipment to expand and upgrade our network.

     Cash used in financing activities totaled $290,000 for the nine months ended March 31, 2001 and consisted of proceeds of $59,000 from the exercise of stock options by option holders less payments of $349,000 to service long-term obligations.

     We estimate that cash on hand of $828,000 at March 31, 2001 along with cash expected to be provided by operations will be sufficient for meeting our working capital needs for fiscal 2001 with regard to continuing operations in existing markets. There are, however, disputed amounts in our accounts payable. If these accounts payable are not settled in a satisfactory manner, we may experience a short-term liquidity problem. There can be no assurance of a satisfactory resolution of these accounts payable.

     Additional financing will be required to fund expansion through acquisitions and marketing. We intend to continue reduced expenditures for advertising during the last quarter of fiscal 2001 to assist our short-term liquidity.

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

"SAFE HARBOR" STATEMENT

     The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, (2) we will not be able to improve EBITDA or product margins,
(3) we will not successfully integrate acquisitions or achieve operating efficiencies, (4) needed financing will not be available to us if and as needed,
(5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Internet America, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt were named as defendants in a lawsuit filed on November 12, 1999 by Cindy Carradine in the District Court of Dallas County, Texas. The plaintiff asserts claims for fraud in connection with the plaintiff's sale of options to the Company in 1998. On March 30, 2001, a Dallas district court jury returned a verdict of potentially approximately $6 million in damages against the defendants. A judgment has not been entered. We believe the jury's findings provide a basis for the court to enter a judgment of no liability and we intend to pursue this course of action. However, there can be no assurance that our efforts will be successful and that a judgment adverse to Internet America will not be entered.

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

11   Computation of earnings per share(1)

     ----------

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

                                       INTERNET AMERICA, INC.
                                       (Registrant)

Date: 05/09/01                         By: /s/ Jack T. Smith
                                           -------------------------------------
                                           Jack T. Smith
                                           President and Chief Executive Officer

Date: 05/09/01                         By: /s/ Cherie R. Marcum
                                           -------------------------------------
                                           Cherie R. Marcum
                                           Chief Accounting Officer

Date: 05/09/01                         By: /s/ Peter C. Gibbons
                                           -------------------------------------
                                           Peter C. Gibbons
                                           Chief Operating Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

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

11       Computation of earnings per share(1)

     ----------

     (1)  See note 2 to the financial statements.