Form 10-K405
period 2001-06-30
INTERNET AMERICA INC
filed 2001-09-28
CIK 1001279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
                (Name of registrant as specified in its charter)

                    TEXAS                                        86-0778979
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         350 N. ST. PAUL, SUITE 3000                               75201
                DALLAS, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

                                 (214) 861-2500
                        (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                (NOT APPLICABLE)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the registrant's Common Stock on September 27, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $1,855,568.*

     The number of shares of Common Stock outstanding as of September 27, 2001 was 10,005,263.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 20, 2001, to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.
---------------

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I     Item 1.    Business....................................................    1
           Item 2.    Properties..................................................    8
           Item 3.    Legal Proceedings...........................................    8
           Item 4.    Submission of Matters to a Vote of Security Holders.........    8
PART II    Item 5.    Market for Registrant's Common Stock and Related Stockholder
                        Matters...................................................    9
           Item 6.    Selected Financial Data.....................................   10
           Item 7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................   11
           Item 7a.   Quantitative and Qualitative Disclosure About Market Risk...   17
           Item 8.    Financial Statements and Supplementary Data.................   17
           Item 9.    Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..................................   18
PART III   Item 10.   Directors and Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of the Exchange
                        Act.......................................................   19
           Item 11.   Executive Compensation......................................   19
           Item 12.   Security Ownership of Certain Beneficial Owners and
                        Management................................................   19
           Item 13.   Certain Relationships and Related Transactions..............   19
PART IV    Item 14.   Exhibits and Reports on Form 8-K............................   19

SIGNATURES........................................................................   22
INDEX TO FINANCIAL STATEMENTS.....................................................  F-1

Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 2001, we served approximately 147,000 subscribers. Internet America was incorporated in Texas in 1995 and currently has operations in Texas and Louisiana. Our business model is to create high user density in each geographic area we serve, which allows us to realize substantial marketing and operating efficiencies. Our growth strategy focuses on growth in operating cash flow while maintaining a reasonable revenue growth. We will maintain our focus on the high user density model.

     Elements of our growth strategy include:

     Creative Use of Advertising and Direct Marketing to Maintain the Internet America Brand. We use primarily outdoor billboard and print media advertising. We are currently developing and using several direct marketing techniques. See "-- Marketing," below.

     Attract New Subscribers and Migrate Existing Subscribers to Our Broadband Products. We emphasize our broadband products in marketing efforts to increase our total subscriber base and our average revenue per subscriber.

     Cost-Effective Development of Network Infrastructure. We deploy network infrastructure in a disciplined manner to achieve substantial economies of scope and scale. We have almost completed a consolidation of all of our Texas operations and have realized substantial efficiencies from this consolidation. With our "Virtual POP" architecture, we can provide local access services quickly and efficiently without investing in additional physical infrastructure. See "-- Infrastructure," below.

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

SIGNIFICANT ACQUISITIONS

     We have completed several acquisitions, the most significant of which were PDQ.Net, Incorporated ("PDQ") and NeoSoft, Inc. ("NeoSoft"). On November 22, 1999, we acquired all of the outstanding shares of PDQ, a Houston-based ISP, in exchange for 2,425,000 shares of Common Stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, an ISP in Houston, Texas for

$8.3 million. The transaction was accounted for as a purchase. PDQ and NeoSoft are wholly-owned subsidiaries and constitute the majority of our Houston operations.

SERVICES

     We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, colocation and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. Most consumer subscribers are billed through automatic charges to their credit cards or bank account and our business customers are billed by monthly invoices. We offer discounts on almost all of our services for subscribers who prepay for a longer term.

     High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including dedicated 56k dialup, 64k/128k Integrated Service Digital Network (ISDN) access, Asymmetrical Digital Subscriber Lines
(ADSL) to 1.5M/768k, 144k to 1.5M Symmetrical Digital Subscriber Lines (SDSL), fractional to full T-1, and DS-3 level connectivity. Our Shared Line DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an "always on" connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

     Dial-Up Internet Access. Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, Internet relay chat (IRC), file transfer protocol
(FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses, personal Web sites and enhanced USENET news access.

     USENET. Our Airnews.net product provides access to Internet America's newsgroup services for subscribers of other Internet services and on a wholesale basis to other businesses or ISPs. As of June 30, 2001, there were approximately 6,000 Airnews.net subscribers.

     Web Services. We offer Web hosting through our Airweb.net service for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers are responsible for building their own Web sites and then uploading the pages to an Internet America server. This Web hosting service features state-of-the-art servers for high speed and reliability, a high quality connection to the Internet, specialized customer support and advanced services features, such as secure transactions and site usage reports.

CUSTOMER CARE

     Our goal of 100% customer satisfaction begins with providing superior systems and network performance. We focus on scalability, reliability and speed in the technical design and maintenance of our systems. In addition to the provision of superior systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by prompt response to customer problems via telephone, email and newsgroups.

     Individuals accessing the Internet have many different operating system, hardware and network configurations, coupled with varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

     - Problems affecting a variety of hardware systems,
     - Start-up or other basic problems of new subscribers or new Internet users

     - Highly technical issues that sophisticated users may encounter
     - Operating system defects/workarounds.

     We had approximately 100 customer care employees at June 30, 2001. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. The customer care department is organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers' technical problems, our customer care department answers questions about account status, responds to software requests and provides configuration information.

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

MARKETING

     Our marketing strategy focuses on penetration of high density urban markets in order to acquire a critical mass of subscribers to support profitable operations. Our approach combines direct response marketing and brand building advertising. We use primarily outdoor billboard and print media advertising and are currently developing and using several direct marketing techniques. We believe that the demand for high-speed connectivity will continue to grow and our advertising will focus on high speed broadband services as well as our narrowband products.

INFRASTRUCTURE

     Our network provides subscribers with local dial-up and broadband (DSL) access in all major metropolitan areas of Texas, as well as dial-up access in many smaller communities. Our systems and network infrastructure is designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimizes the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

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

     We maintain our applications on a variety of systems from a number of vendors. The major applications, such as e-mail and newsgroup access services, utilize a network of servers which are connected directly to our network backbone through high-availability network routers. We deploy PC style hardware in clusters for distributing the load of other applications and providing fault-tolerance against application failure. These distributed applications are housed on low cost, easily obtainable components with minimal interdependency.

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

PROPRIETARY RIGHTS

     General. We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We rely on a combination of copyright, trademark and trade secret laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek," "PDQ.Net," "ExpressLane DSL," "Airmail.net," "Airnews.net" and "Airweb.net" are registered service marks of Internet America or its subsidiaries.

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

COMPETITION

     The Internet services market is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market include:

     - pricing;
     - access speed;
     - a reputation for reliability and service;

     - effective customer support; and
     - access to capital.

     Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. We currently compete or expect to compete with the following types of Internet access providers:

     - commercial online service providers, such as America Online;
     - national ISPs, such as EarthLink and Prodigy;
     - national telecommunications providers, such as AT&T, Qwest, WorldCom and Sprint;
     - regional telecommunications providers, such as SBC Communications;
     - free and low cost providers, such as Juno and NetZero;
     - numerous regional and local ISPs;
     - computer hardware and software companies, and other technology companies, such as IBM, Microsoft, Dell and Gateway;
     - cable operators, such as Time Warner and AT&T;
     - fixed wireless communications companies; and
     - satellite companies.

     We believe that new competitors, such as large computer hardware and software, media and telecommunications companies, will continue to enter the Internet services market. In addition, existing competitors are likely to further increase their emphasis on Internet access services, resulting in even greater competition. The ability of these competitors or others to enter into business combinations, strategic alliances or joint ventures or to bundle services and products with Internet access could put us at a significant competitive disadvantage.

     The market for broadband services is extremely competitive. The markets we serve have been flooded with DSL offers from our competitors, some of which have greater resources than we have and are able to offer DSL products at lower prices than we offer. We have to rely on local loop providers with which we compete to provide DSL services to our customers. These providers have begun to exert pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers. Furthermore, other methods of broadband delivery which we do not currently offer, such as cable or wireless transmission, may be more successful than DSL.

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

     However, changes in the FCC's policies relating to the telecommunications industry could have a material adverse effect on our business. For example, several telecommunications carriers are seeking to have Internet communications regulated by the FCC in the same manner as traditional telecommunications services. In addition, local telephone carriers are seeking to impose access fees on Internet access providers similar to those paid by long distance telephone carriers, generally on a per-minute basis. If imposed, access fees would increase the cost of the Internet to users, most of whom currently enjoy unlimited, flat-fee usage. This in turn could slow the growth of the Internet and cause an adverse effect on our business. The FCC does not currently require ISPs to contribute to the Universal Service Fund, however, most telecommunications providers charge these fees to their customers, including us. Finally, any change in the FCC's policy of not regulating Internet access providers may cause states to regulate aspects of our business as telecommunications services.

     Our services are subject to Texas state sales taxes at a rate of 8.25% of gross receipts. Accordingly, we are responsible for collecting and remitting the taxes to the state. Effective October 1, 1999, the first $25 per month of the Internet access service fee collected from each customer is exempt from Texas sales taxes.

     We may be liable for information disseminated through our network. A number of lawsuits have sought to impose liability on Internet service providers for defamatory speech, fraud, privacy violations, and infringement of copyrighted materials, as well as violations of the Communications Decency Act of 1996. Although we do not actively monitor the content of our subscribers' Internet transmissions, a court may determine that we have knowledge of such content and/or are liable for such content. Although no such claims or lawsuits have been asserted against us to date, there can be no assurance if we were prosecuted that we would have any defenses to liability. In addition, measures to reduce our exposure, as well as existing and proposed federal and state legislation, may require us to expend substantial resources or discontinue some product or service offerings.

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

EMPLOYEES

     As of June 30, 2001, we employed approximately 200 people, almost all of whom are full time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Jack T. Smith.............................  48    President, Chief Executive Officer and Director
Peter C. Gibbons..........................  37    Executive Vice President and Chief Operating
                                                  Officer
Elizabeth Palmer Daane....................  35    Vice President, General Counsel and Secretary
Bobby R. B. Manson........................  45    Vice President -- Network Operations
David B. Jennings.........................  43    Vice President -- Sales and Marketing
Jonathan L. McSweeney.....................  38    Vice President -- Quality Assurance

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

     Peter C. Gibbons joined us in October 2000 as Executive Vice President and Chief Operating Officer and has served as one of our directors since February 2001. Mr. Gibbons previously was employed by Media Highway, an integrated practice management software provider, where, as Vice President -- Engineering, he was responsible for all information and network services, as well as the development and implementation of that company's software products. Prior to joining Media Highway, Mr. Gibbons was a Regional Territory Manager at ACI US, Inc., now 4D, Inc., a provider of database software development tools. From 1990 to 1994, he was President, Chief Executive Officer and a director of Software Engineering Professionals, Inc. Mr. Gibbons began his career as a Systems Engineer at Texas Instruments.

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

     David B. Jennings joined us in October 2000 as Vice President of Sales and Marketing. Mr. Jennings was previously employed by Voyager Expanded Learning, a privately owned learning curricula provider, where he was Senior Vice President of Sales. Prior to that, he served as Vice President of Sales and Marketing of TeleService Resources, Inc., a subsidiary of AMR Corporation which provides outsource call management solutions. Mr. Jennings also spent six years in various positions at Westcott Communications, Inc., most recently as Director of Sales and Marketing of all satellite network divisions.

     Jonathan L. McSweeney joined us in January 2001 as Vice President of Quality Assurance. Mr. McSweeney was previously employed by BeautiControl Cosmetics, where, as a Senior Packaging Engineer, he was responsible for overall project management and specification generation for all new product launches and ongoing product modifications. Prior to that, he was a Senior Account Manager with Cebal America, a manufacturing company, and a Senior Package Quality Engineer for Mary Kay Cosmetics. Mr. McSweeney has also held various positions with Gates Energy, Inc., Tandy Electronics, Inc. and Optical Gauging Products.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in downtown Dallas, Texas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist. We lease approximately 37,000 square feet in Dallas, Texas and approximately 10,600 square feet in Houston, Texas under multiple leases. All systems, sales and technical support functions take place in our Dallas and Houston facilities. We also lease a small equipment room facility for our other physical POP in Louisiana. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS

     Our wholly-owned subsidiary, PDQ, and our Vice Chairman, William E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America's acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. We believe this lawsuit is without merit and intend to defend it vigorously.

     In July, 2001, a District Court of Dallas County, Texas entered a judgment against the Company, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt, in the approximate amount of $3.2 million. The plaintiff, Cindy Carradine, is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. Pursuant to indemnification agreements, the Company will indemnify Messrs. Hunt and Maples for losses incurred by them in connection with this lawsuit. We believe there is a basis for this judgment to be overturned on appeal and we intend to pursue this course of action. However, there can be no assurance that our efforts will be successful and that the judgment adverse to Internet America will be overturned. The Company has completed financing to post an appeal bond in this matter.

     We are involved from time to time in various disputes and litigation in the ordinary course of business. In our opinion, none of these matters is expected to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on December 10, 1998 under the symbol "GEEK." Before that date, there was no established public trading market for our common stock. Our common stock was delisted effective August 15, 2001 and currently trades on the OTC Bulletin Board. The following table shows for the period indicated the high and low sales prices per share of the common stock as reported by the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year Ended June 30, 2001:
  First Quarter.............................................  $ 5.13   $ 1.94
  Second Quarter............................................    2.31     0.28
  Third Quarter.............................................    2.00     0.31
  Fourth Quarter............................................    0.96     0.38
Fiscal Year Ended June 30, 2000:
  First Quarter.............................................  $23.50   $11.50
  Second Quarter............................................   27.00     8.00
  Third Quarter.............................................   15.25     8.25
  Fourth Quarter............................................    8.69     3.94

     At September 27, 2001, there were 205 holders of record of our common stock.

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

     On August 6, 2001, we entered into a Stock Purchase Agreement with our Chief Executive Officer, Jack T. Smith, to sell Mr. Smith 200,000 shares of Common Stock at $0.42 per share. The shares were issued in reliance on the exemption from registration under section 4(2) of the Securities Act.

     On October 2, 2000, a nonqualified stock option to purchase 150,000 shares of common stock at an exercise price of $2.25 per share was granted to our Chief Operating Officer, Peter C. Gibbons.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED JUNE 30,
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
REVENUES:
  Internet Services..............  $   34,642   $   28,893   $   18,010   $   14,037   $   11,054
  Other..........................         233          452          109           41          249
                                   ----------   ----------   ----------   ----------   ----------
          Total..................      34,875       29,345       18,119       14,078       11,303
                                   ----------   ----------   ----------   ----------   ----------
OPERATING COSTS AND EXPENSES:
  Connectivity and operations....      22,013       17,154        8,801        7,418        7,316
  Sales and marketing............       3,348        5,561        6,045        1,925        2,181
  General and administrative.....       7,713        6,816        3,920        2,948        3,282
  Provision for bad debt
     expense.....................       3,283          688          324           --           --
  Depreciation and
     amortization................      15,787       11,995        1,685        1,739        1,800
  Impairment of equipment........          --           --           --           --          615
  Gain on vendor settlement......      (2,395)          --           --           --           --
  Accrued lawsuit expense........       3,200           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
          Total..................      52,949       42,214       20,775       14,030       15,194
                                   ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS.............     (18,074)     (12,869)      (2,656)          48       (3,891)
INTEREST INCOME..................          73          108          405           --           --
INTEREST EXPENSE.................         (66)         (73)        (220)        (670)        (518)
                                   ----------   ----------   ----------   ----------   ----------
NET LOSS BEFORE INCOME TAX
  BENEFIT........................     (18,067)     (12,834)      (2,471)        (622)      (4,409)
                                   ----------   ----------   ----------   ----------   ----------
INCOME TAX BENEFIT (EXPENSE).....           0            8            8          (24)          --
                                   ----------   ----------   ----------   ----------   ----------
NET LOSS.........................  $  (18,067)  $  (12,826)  $   (2,463)  $     (646)  $   (4,409)
                                   ==========   ==========   ==========   ==========   ==========
NET LOSS PER COMMON SHARE:
  BASIC..........................  $    (1.82)  $    (1.49)  $    (0.45)  $    (0.16)  $    (1.16)
                                   ==========   ==========   ==========   ==========   ==========
  DILUTED........................  $    (1.82)  $    (1.49)  $    (0.45)  $    (0.16)  $    (1.16)
                                   ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  BASIC..........................   9,906,502    8,613,127    5,533,670    3,914,856    3,800,443
                                   ==========   ==========   ==========   ==========   ==========
  DILUTED........................   9,906,502    8,613,127    5,533,670    3,914,856    3,800,443
                                   ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
  Cash and cash equivalents......       1,513        1,374        5,846          618           --
  Intangible assets, net.........      18,654       32,885        9,196          786          326
  Total assets...................      23,913       39,287       18,913        4,062        3,114
  Long-tern debt.................           0           54          152        1,182          308
  Total stockholders' equity.....      11,911       29,340       11,625       (6,688)      (4,681)
OTHER DATA:
  EBITDA.........................      (2,287)        (874)        (971)       1,797        2,091
  Cash flows related to:
     Operating activities........       1,091       (2,382)        (659)       2,025       (1,430)
     Investing activities........        (491)      (1,695)     (11,366)        (897)      (1,513)
     Financing activities........        (461)          57       17,253         (531)       2,864

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of June 30, 2001, we served approximately 147,000 subscribers in the southwestern United States.

     The growth of the Internet has resulted in increased competition for existing services and increased demand for new products and services. Increases in demand and a surge in Internet users have fostered an increase in the number of ISPs providing access to the Internet. Our competitors advertise in our existing markets with aggressive new promotions or offers of free Internet access. We believe we are well positioned to deal with these competitive forces by continuing to build high user density and maintaining a rational business plan.

     High user density is the cornerstone of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

     Recent technological developments have facilitated the increased adoption of broadband access via mechanisms such as cable, fixed/mobile wireless, and copper pair allowing voice, video, and data to occur simultaneously over one connection. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to being a leader in offering cost effective broadband solutions to individuals and businesses. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other high bandwidth applications. We believe we are well positioned to efficiently market and deploy our broadband products due to the high density of our subscriber base.

     Given the high level of competition in the industry for new subscribers, we will be more selective with investing in direct response advertising. We plan to concentrate our direct response advertising more heavily in markets where we have established branding than in new markets.

     The execution of our acquisition strategy has increased our amortization expense as the costs of purchasing the subscriber bases are written off. In the coming quarters we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future. Recently issued Accounting Pronouncements may impact the amortization or impairment charges relative to the intangible assets. See Note 1 of the Notes to Consolidated Financial Statements, Page F-9.

     We have an accumulated deficit of $43.6 million at June 30, 2001 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

SIGNIFICANT ACQUISITIONS

     We have completed several acquisitions, the most significant of which were PDQ.Net, Incorporated ("PDQ") and NeoSoft, Inc. ("NeoSoft"). On November 22, 1999, we acquired all of the outstanding shares of PDQ, a Houston-based ISP, in exchange for 2,425,000 shares of Common Stock. We also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. On June 30, 1999, we acquired all the outstanding common stock of NeoSoft, an ISP in Houston, Texas for $8.3 million. The transaction was accounted for as a purchase. PDQ and NeoSoft are wholly owned subsidiaries and constitute the majority of our Houston operations.

STATEMENT OF OPERATIONS

     Internet services revenue is derived from individual dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes and personalized e-mail addresses.

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

RESULTS OF OPERATIONS

     The following table shows financial data for the years ended June 30, 2001 and 2000. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                         YEAR ENDED              YEAR ENDED
                                                        JUNE 30, 2001           JUNE 30, 2000
                                                    ---------------------   ---------------------
                                                                   % OF                    % OF
                                                     (000'S)     REVENUES    (000'S)     REVENUES
                                                    ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Internet services...............................  $   34,642     99.3%    $   28,893     98.5%
  Other...........................................         233      0.7%           452      1.5%
                                                    ----------    -----     ----------    -----
          Total...................................      34,875    100.0%        29,345    100.0%
                                                    ----------    -----     ----------    -----
OPERATING COSTS AND EXPENSES:
  Connectivity and operations.....................      22,013     63.1%        17,154     58.5%
  Sales and marketing.............................       3,348      9.6%         5,561     19.0%
  General and administrative......................       7,714     22.1%         6,816     23.2%
  Provision for bad debt expense..................       3,282      9.4%           688      2.3%
  Depreciation and amortization...................      15,787     45.3%        11,995     40.9%
  Gain on vendor settlement.......................      (2,395)    (6.9)%           --       --
  Accrued lawsuit expense.........................       3,200      9.2%            --       --
                                                    ----------    -----     ----------    -----
          Total...................................      52,949    151.8%        42,214    143.9%
                                                    ----------    -----     ----------    -----
OPERATING LOSS....................................     (18,074)   (51.8)%      (12,869)   (43.9)%
INTEREST INCOME, NET..............................           7      0.0%            35      0.1%
                                                    ----------    -----     ----------    -----
LOSS BEFORE INCOME TAX............................     (18,067)   (51.8)%      (12,834)   (43.7)%
INCOME TAX BENEFIT................................          --      0.0%             8      0.0%
                                                    ----------    -----     ----------    -----

                                                         YEAR ENDED              YEAR ENDED
                                                        JUNE 30, 2001           JUNE 30, 2000
                                                    ---------------------   ---------------------
                                                                   % OF                    % OF
                                                     (000'S)     REVENUES    (000'S)     REVENUES
                                                    ----------   --------   ----------   --------
NET LOSS..........................................  $  (18,067)   (51.8)%   $  (12,826)   (43.7)%
                                                    ==========    =====     ==========    =====
NET LOSS PER COMMON SHARE:
  BASIC...........................................  $    (1.82)             $    (1.49)
                                                    ==========              ==========
  DILUTED.........................................  $    (1.82)             $    (1.49)
                                                    ==========              ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  BASIC...........................................   9,906,502               8,613,127
  DILUTED.........................................   9,906,502               8,613,127
OTHER DATA:
  Subscribers at end of period....................     147,000                 152,000
  Number of employees at end of year..............         200                     280
  EBITDA(1).......................................  $   (2,287)             $     (874)
  EBITDA margin(2)................................        (6.6)%                  (3.0)%
CASH FLOW DATA:
  Cash flow from (used in) operations.............  $    1,091              $   (2,832)
  Cash flow used in investing activities..........  $     (491)             $   (1,695)
  Cash flow from (used in) financing activities...  $     (461)             $       56

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

YEAR ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     Total revenue. Total revenue increased by $5.5 million, or 18.8%, to $34.9 million in fiscal 2001 from $29.3 million in fiscal 2000. The majority of the increase in total revenue is attributable to the increase in internet services revenue of $5.7 million, or 19.9%, to $34.6 million in fiscal 2001 from $28.9 million in the prior year. The majority of the increase in internet services revenue is attributable to the acquisition of PDQ and increased sales of our DSL products, which we began offering during last fiscal year. Other revenue decreased by $219,000 to $233,000 for the year ended June 30, 2001, from $452,000 last fiscal year. The decrease in other revenue is due to a decrease in peripheral equipment sales. We expect revenue to decrease in future periods as a result of the transfer of some of our DSL customers to one of our DSL providers, Covad Communications ("Covad") as part of a settlement agreement with Covad.

     Connectivity and operations. Connectivity and operations expenses increased by $4.9 million, or 28.3%, to $22.0 million for fiscal 2001 from $17.2 million for fiscal 2000. As a percentage of total revenue, connectivity and operations expenses increased to 63.1% for the current year from 58.5% for the previous year. The increase as a percentage of revenue is due primarily to the development of our DSL products. We expect these expenses to decrease in future periods as a result of the settlement with Covad and our consolidation of operations.

     Sales and marketing. Sales and marketing expenses decreased by $2.2 million, or 39.8%, to $3.3 million for fiscal 2001 from $5.6 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 9.6% for the current year from 18.9% for the previous year. The majority of the decrease relates to a reduction of television advertising in all markets. In addition, we received co-marketing credits of $280,000 from one of our DSL providers in connection with successfully installed DSL services. We expect these expenses to decrease in future periods as a result of a decreased emphasis on direct response marketing programs.

     General and administrative. General and administrative expenses increased by $0.9 million, or 13.2%, to $7.7 million for fiscal 2001 from $7.5 million for fiscal 2000. General and administrative expenses as a percentage of total revenue decreased to 22.1% in fiscal 2001 from 25.6% in the prior year. General and administrative expense for the year ended June 30, 2001 includes $567,500 in non-cash compensation expense related to an officer's stock purchase agreement.

     Provision for bad debt expense. A provision for bad debts of $3.3 million was recorded during this fiscal year due to an evaluation of the collectibility of accounts receivable, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and written off, although we continue collection efforts on such accounts.

     Depreciation and amortization. Depreciation and amortization expense increased by $3.8 million, or 31.7%, to $15.8 million for fiscal 2001 from $12.0 million for fiscal 1999. All of the increase relates to amortization of goodwill and cost of acquired subscribers arising for the acquisition of PDQ. We believe future amortization of these amounts and a possible impairment charge will be affected by recently issued accounting pronouncements as described in Note 1 of the Notes to Consolidated Financial Statements, Page F-9.

     Gain on vendor settlement. The Company recognized a gain of $2.4 million in connection with the settlement agreement with Covad.

     Accrued lawsuit expense. A charge of $3.2 million was recorded this fiscal year due to the adverse judgment in the Carradine litigation.

     Interest income and expense. We realized $7,000 of interest income for fiscal 2001 compared to $35,000 during fiscal 2000. The proceeds from our initial public offering were primarily expended in acquisitions and marketing, resulting in a decrease in interest income. We expect interest expense to increase in future periods as a result of the appeal bond financing described in "Liquidity and Capital Resources," below.

     The following table shows financial data for the years ended June 30, 2000 and 1999. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                         YEAR ENDED              YEAR ENDED
                                                        JUNE 30, 2000           JUNE 30, 1999
                                                    ---------------------   ---------------------
                                                                   % OF                    % OF
                                                     (000'S)     REVENUES    (000'S)     REVENUES
                                                    ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Internet services...............................  $   28,893     98.5%    $   18,010     99.4%
  Other...........................................         452      1.5%           109      0.6%
                                                    ----------    -----     ----------    -----
          Total...................................      29,345    100.0%        18,119    100.0%
                                                    ----------    -----     ----------    -----
OPERATING COSTS AND EXPENSES:
  Connectivity and operations.....................      17,154     58.5%         8,801     48.6%
  Sales and marketing.............................       5,561     19.0%         6,045     33.4%
  General and administrative......................       6,816     23.2%         3,920     21.6%
  Provision for bad debt expense..................         688      2.3%           325      1.8%
  Depreciation and amortization...................      11,995     40.9%         1,685      9.3%
                                                    ----------    -----     ----------    -----
          Total...................................      42,214    143.9%        20,776    114.7%
                                                    ----------    -----     ----------    -----
OPERATING LOSS....................................     (12,869)   (43.9)%       (2,657)   (14.7)%
INTEREST INCOME, NET..............................          35      0.1%           185      1.0%
                                                    ----------    -----     ----------    -----
LOSS BEFORE INCOME TAX............................     (12,834)   (43.7)%       (2,472)   (13.6)%
INCOME TAX BENEFIT................................           8      0.0%             8      0.0%
                                                    ----------    -----     ----------    -----
NET LOSS..........................................  $  (12,826)   (43.7)%   $   (2,464)   (13.6)%
                                                    ==========    =====     ==========    =====
NET LOSS PER COMMON SHARE:
  BASIC...........................................  $    (1.49)             $    (0.45)
                                                    ==========              ==========
  DILUTED.........................................  $    (1.49)             $    (0.45)
                                                    ==========              ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC...........................................   8,613,127               5,533,670
  DILUTED.........................................   8,613,127               5,533,670
OTHER DATA:
  Subscribers at end of period....................     152,000                 100,000
  Number of employees at end of year..............         280                     190
  EBITDA(1).......................................  $     (874)             $     (972)
  EBITDA margin(2)................................        (3.0)%                  (5.4)%
CASH FLOW DATA:
  Cash flow used in operations....................  $   (2,832)             $     (659)
  Cash flow used in investing activities..........  $   (1,695)             $  (11,366)
  Cash flow from financing activities.............  $       56              $   17,253

YEAR ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Total revenue. Total revenue increased by $11.2 million, or 62.0%, to $29.3 million in fiscal 2000 from $18.1 million in fiscal 1999. The majority of the increase in total revenue is attributable to the increase in internet services revenue of $10.9 million, or 60.4%, to $28.9 million in fiscal 2000 from $18.0 million in the prior year. Approximately $10.3 million of the increase in internet services revenue is attributable to the acquisitions of PDQ and NeoSoft, while the remainder is attributable to other growth of our customer base. We began marketing our Expresslane DSL products to consumers and businesses in fiscal 2000, which contributed to the increase in average revenue per subscriber. Other revenue increased by $343,000, or

315.0%, to $452,000 for the current fiscal year from $109,000 for the prior fiscal year. The increase in other revenue is primarily due to increased peripheral equipment sales and advertising revenue generated from our web site.

     Connectivity and operations. Connectivity and operations expenses increased by $8.4 million, or 94.9%, to $17.2 million for fiscal 2000 from $8.8 million for fiscal 1999. As a percentage of total revenue, connectivity and operations expenses increased to 58.5% for fiscal 2000 from 48.6% for the previous year. The increase as a percentage of revenue is due primarily to additional connectivity costs related to our entry into new markets and the development of our DSL products.

     Sales and marketing. Sales and marketing expenses decreased by $484,000, or (8%), to $5.6 million for fiscal 2000 from $6.0 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 19.0% for fiscal 2000 from 33.4% for the previous year. These reductions were achieved by restricting advertising to markets with established branding and utilizing a market development fund provided by a DSL service provider.

     General and administrative. General and administrative expenses increased by $3.3 million, or 76.8%, to $7.5 million for fiscal 2000 from $4.2 million for fiscal 1999. General and administrative expenses as a percentage of total revenue increased to 25.6% in fiscal 2000 from 23.4% in the prior year, primarily due to administrative support related to our growth strategy.

     Depreciation and amortization. Depreciation and amortization expense increased by $10.3 million, or 612.0%, to $12.0 million for fiscal 2000 from $1.7 million for fiscal 1999. Approximately $10.1 million of the increase relates to amortization of goodwill arising for the acquisitions of PDQ and NeoSoft.

     Interest income. We realized $108,000 of interest income for fiscal 2000 compared to $405,000 during fiscal 1999. The income was generated from the investment of proceeds from our December 1998 initial public offering, a substantial part of which was expended as part of our acquisition strategy during fiscal 2000.

     Interest expense. Interest expense decreased by $147,000, or 66.9%, to $73,000 for fiscal 2000 from $220,000 for the prior year. Upon completion of our initial public offering, we repaid substantially all outstanding indebtedness, resulting in a continuing reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) revenue collections. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. We used a portion of the proceeds of the offering to repay approximately $2.1 million in shareholder notes and certain other indebtedness.

     Cash provided by operations totaled $1,091,000 for fiscal 2001 compared to cash used in operating activities of $2.8 million for fiscal 2000. Cash provided by operating activities was impacted by a gain of $2.4 million as a result of a settlement agreement with Covad, one of our DSL providers. Under the agreement, we satisfied approximately $3.6 million in liabilities by transferring certain DSL accounts to Covad and entering into a promissory note with Covad. At June 30, 2001, the balance on this note was $553,792. The note is secured by our accounts receivable. This agreement will result in DSL services offered to those customers no longer being made available from Internet America and will therefore reduce revenues in future periods. Cash provided by operations was also impacted by the $3.2 million non-cash charge related to the adverse judgment in the Carradine litigation.

     Cash used in investing activities was $491,000 for fiscal 2001, and consisted of routine purchases of property and equipment to expand and upgrade our network. We anticipate additional cost savings as equipment leases acquired during previous acquisitions expire, are bought out or are otherwise terminated.

     For fiscal 2001, cash used in financing activities totaled $461,000, which consisted of proceeds of $71,000 from the exercise of stock options by option holders less payments of $532,000 to service long-term debt and capital lease obligations.

     On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in a short term certificate of deposit required to be in place for the duration of the appeal. There will be one time transaction costs to post this appeal bond. Annual financing costs for this bond will be up to $369,000.

     In addition, if the letter of credit is funded in the full amount or in a reduced amount to pay a judgment or settlement, Internet America would enter into a convertible secured promissory note for the funded amount. Interest would accrue at 12% per annum and be payable quarterly for the first two years after issuance. If the note was not converted within two years of issuance, the conversion option would terminate and all principal and unpaid accrued interest would be payable in four quarterly payments over the third year. In connection with the agreement, we granted Mr. Hunt a security interest in our assets other than accounts receivable.

     We estimate that cash on hand of $1.5 million at June 30, 2001 along with anticipated revenue collections and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2002 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

     In July 2001, the Financial Accounting Standard Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     SFAS No. 142 requires that intangible assets be periodically evaluated for impairment based on fair market value. The Company has historically evaluated its intangible assets for impairment based on projected future cash flows.

     The Company is currently evaluating the impact that SFAS No. 142 will have on its financial statements, specifically the potential impact on the balance of shareholders' equity and amortization expense. If the Company were to elect to early adopt SFAS No. 142 during the first quarter of the fiscal year ending June 30, 2002, a significant impairment charge would likely be recorded against intangible assets included in the Company's balance sheet at June 30, 2001. At the latest, the Company is required to adopt SFAS No. 142 by July 1, 2002, and a significant impairment charge may be recorded at that time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-17 and include our Balance Sheets as of June 30, 2001 and 2000, Statements of Operations for the years ended June 30, 2001 and 2000, Statements of Shareholders' Equity for the years ended June 30, 2001 and 2000, Statements of Cash Flows for the years ended June 30, 2001 and 2000, and the Notes to the

Consolidated Financial Statements, together with a report thereon of Deloitte & Touche LLP, dated August 31, 2001, except as to the second, third and fourth paragraphs of Note 12, which is September 18, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," and "Section 16 Requirements" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Shareholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either provided with this Report or are incorporated herein by reference:

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          2.1            Agreement and Plan of Merger dated as of June 30, 1999 by
                         and among Internet America, Inc., NeoSoft, Inc. and certain of the shareholders of NeoSoft, Inc.(1)
          2.4            Agreement and Plan of Merger dated as of September 12, 1999 by and among Internet America, Inc., GEEK Houston II, Inc.,
                         PDQ.Net, Incorporated and certain of the shareholders of
                         PDQ.Net, Incorporated(2)
          3.1            Internet America, Inc.'s Articles of Incorporation(3)
          3.2            Internet America, Inc.'s Bylaws, as amended(4)
          4.1            Specimen Common Stock certificate(5)
          4.2            Pages from the Articles and Bylaws that define the rights of holders of Common Stock(6)
          4.3            Stock Purchase Agreement dated September 5, 2000 by and
                         between Internet America, Inc. and Jack T. Smith(7)
          4.4            Promissory Note dated September 5, 2000 by and between
                         Internet America, Inc. and Jack T. Smith(7)
          4.5            Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
          4.6            Stock Purchase Agreement dated August 6, 2001 by and between
                         Internet America, Inc. and Jack T. Smith*

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          4.7            Promissory Note dated August 6, 2001 by and between Internet
                         America, Inc. and Jack T. Smith*
          4.8            Pledge and Security Agreement dated August 6, 2001 by and
                         between Internet America, Inc. and Jack T. Smith*
          4.9            Letter of Credit Security Commitment Agreement dated
                         September 18, 2001 by and between Internet America, Inc. and
                         William O. Hunt*
          4.10           Security Agreement dated September 18, 2001 by and between
                         Internet America, Inc. and William O. Hunt*
          4.11           Registration Rights Agreement dated September 18, 2001 by
                         and between Internet America, Inc. and William O. Hunt*
         10.1            Consulting Agreement dated April 20, 1999 by and between
                         Internet America, Inc. and Gary L. Corona(8)
         10.2            Financial Advisory Agreement dated April 20, 1999 by and
                         among Carl Westcott LLC and Internet America
         10.3            Letter Agreement dated September 5, 2000 by and between
                         Internet America, Inc. and Michael T. Maples(7)
         10.4            Letter Agreement dated September 5, 2000 by and between
                         Internet America, Inc. and Jack T. Smith(7)
         10.5            Stock Purchase Agreement dated September 5, 2000 by and
                         between Internet America, Inc. and Jack T. Smith(7)
         10.6            Promissory Note dated September 5, 2000 by and between
                         Internet America, Inc. and Jack T. Smith(7)
         10.7            Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
         10.8            Stock Purchase Agreement dated August 6, 2001 by and between
                         Internet America, Inc. and Jack T. Smith, filed herein as
                         Exhibit 4.6
         10.9            Promissory Note dated August 6, 2001 by and between Internet
                         America, Inc. and Jack T. Smith, filed herein as Exhibit 4.7
         10.10           Pledge and Security Agreement dated August 6, 2001 by and
                         between Internet America, Inc. and Jack T. Smith, filed
                         herein as Exhibit 4.8
         10.11           Letter of Credit Security Commitment Agreement dated
                         September 18, 2001 by and between Internet America, Inc. and
                         William O. Hunt, filed herein as Exhibit 4.9
         10.12           Security Agreement dated September 18, 2001 by and between
                         Internet America, Inc. and William O. Hunt, filed herein as
                         Exhibit 4.10
         10.13           Registration Rights Agreement dated September 18, 2001 by
                         and between Internet America, Inc. and William O. Hunt,
                         filed herein as Exhibit 4.11
         11.1            Statement regarding computation of per share earnings(9)
         21.1            Subsidiaries list*
         23.1            Consent of Deloitte & Touche LLP*

---------------

 *  Filed herewith.

(1) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(2) Previously filed as Exhibit A to the preliminary proxy statement and definitive proxy statement filed on October 7, 1999 and October 19, 1999, respectively, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(4) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.

(6) Previously filed as an Exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-95179), initially filed on January 21, 2000, and incorporated herein by reference.

(7) Previously filed as an exhibit to Internet America's Annual Report on Form 10-KSB filed on September 26, 2000, and incorporated herein by reference.

(8) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-78615) filed on May 17, 1999, and incorporated herein by reference.

(9) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of September, 2001.

                                            INTERNET AMERICA, INC.

                                            By:      /s/ JACK T. SMITH
                                              ----------------------------------
                                              Jack T. Smith
                                              President, Chief Executive Officer
                                                and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                         DATE
                 ----------                                  -----                         ----
              /s/ JACK T. SMITH                President, Chief Executive Officer   September 28, 2001
---------------------------------------------    and Director (Principal
                Jack T. Smith                    Executive Officer)

             /s/ WILLIAM O. HUNT               Chairman                             September 28, 2001
---------------------------------------------
               William O. Hunt

          /s/ WILLIAM E. LADIN, JR.            Vice Chairman                        September 28, 2001
---------------------------------------------
            William E. Ladin, Jr.

             /s/ GARY L. CORONA                Director                             September 28, 2001
---------------------------------------------
               Gary L. Corona

            /s/ PETER C. GIBBONS               Director                             September 28, 2001
---------------------------------------------
              Peter C. Gibbons

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Internet America, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

August 31, 2001, except as to the
  second, third and fourth paragraphs of
  Note 12 which is September 18, 2001

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,513,123   $  1,373,786
  Accounts receivable, net of allowance for uncollectible
     accounts of $1,857,790 and $322,327 in 2001 and 2000,
     respectively...........................................     1,726,551      2,162,252
  Prepaid expenses and other current assets.................       375,818        148,772
                                                              ------------   ------------
          Total current assets..............................     3,615,492      3,684,810
PROPERTY AND EQUIPMENT -- Net...............................     1,642,763      2,717,715
OTHER ASSETS -- Net.........................................    18,654,246     32,884,893
                                                              ------------   ------------
          TOTAL.............................................  $ 23,912,501   $ 39,287,418
                                                              ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Trade accounts payable....................................  $  2,046,823   $  2,573,700
  Accrued liabilities.......................................     1,484,940      1,850,088
  Deferred revenue..........................................     4,367,516      4,839,824
  Current portion of capital lease obligations..............       178,745        247,146
  Current maturities of long-term debt......................       603,557        176,267
                                                              ------------   ------------
          Total current liabilities.........................     8,681,581      9,687,025
CAPITAL LEASE OBLIGATIONS, net of current portion...........        19,899        206,894
LONG-TERM DEBT, net of current portion......................           418         53,932
ACCRUED LAWSUIT EXPENSE.....................................     3,300,000             --
                                                              ------------   ------------
          Total liabilities.................................    12,001,898      9,947,851
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 40,000,000 shares
     authorized, 9,977,278 and 9,705,798 issued and
     outstanding in 2001 and 2000, respectively.............        99,773         97,059
  Additional paid-in capital................................    56,064,762     54,743,828
  Note receivable from a shareholder and officer of the
     Company................................................      (685,500)
  Accumulated deficit.......................................   (43,568,432)   (25,501,320)
                                                              ------------   ------------
          Total shareholders' equity........................    11,910,603     29,339,567
                                                              ------------   ------------
          TOTAL.............................................  $ 23,912,501   $ 39,287,418
                                                              ============   ============

                See notes to consolidated financial statements.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                      ------------   ------------   -----------
REVENUES:
  Internet Services.................................  $ 34,642,131   $ 28,893,430   $18,009,618
  Other.............................................       232,722        452,044       109,412
                                                      ------------   ------------   -----------
          Total.....................................    34,874,853     29,345,474    18,119,030
                                                      ------------   ------------   -----------
OPERATING COSTS AND EXPENSES:
  Connectivity and operations.......................    22,013,190     17,154,351     8,800,924
  Sales and marketing...............................     3,347,788      5,560,909     6,044,762
  General and administrative........................     7,713,447      6,815,966     3,919,728
  Provision for bad debt expense....................     3,282,854        688,382       324,829
  Depreciation and amortization.....................    15,786,281     11,994,961     1,685,097
  Gain on vendor settlement.........................    (2,395,401)            --            --
  Accrued lawsuit expense...........................     3,200,000             --            --
                                                      ------------   ------------   -----------
          Total.....................................    52,948,159     42,214,569    20,775,340
                                                      ------------   ------------   -----------
LOSS FROM OPERATIONS................................   (18,073,306)   (12,869,095)   (2,656,310)
INTEREST INCOME.....................................        72,901        108,238       405,287
INTEREST EXPENSE....................................       (66,220)       (72,866)     (220,182)
                                                      ------------   ------------   -----------
LOSS BEFORE INCOME TAXES............................   (18,066,625)   (12,833,723)   (2,471,205)
INCOME TAX BENEFIT (EXPENSE)........................          (487)         7,888         7,787
                                                      ------------   ------------   -----------
NET LOSS............................................  $(18,067,112)  $(12,825,835)  $(2,463,418)
                                                      ============   ============   ===========
NET LOSS PER COMMON SHARE:
  BASIC.............................................  $      (1.82)  $      (1.49)  $     (0.45)
                                                      ============   ============   ===========
  DILUTED...........................................  $      (1.82)  $      (1.49)  $     (0.45)
                                                      ============   ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC.............................................     9,906,502      8,613,127     5,533,670
                                                      ============   ============   ===========
  DILUTED...........................................     9,906,502      8,613,127     5,533,670
                                                      ============   ============   ===========

                See notes to consolidated financial statements.

                  INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                CONVERTIBLE                                                NOTE                           TOTAL
                              PREFERRED STOCK        COMMON STOCK       ADDITIONAL      RECEIVABLE                    SHAREHOLDERS'
                             ------------------   -------------------     PAID-IN          FROM        ACCUMULATED        EQUITY
                              SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL      SHAREHOLDER       DEFICIT        (DEFICIT)
                             --------   -------   ---------   -------   -----------   --------------   ------------   --------------
BALANCE, JULY 1, 1998......   453,339   $ 4,533   3,914,840   $39,148   $ 3,480,288     $      --      $(10,212,067)   $ (6,688,098)
Conversion of preferred
  stock....................  (453,339)   (4,533)  1,020,013    10,200        (5,667)                             --              --
Issuance of common stock
  For initial public
    offering, net
    proceeds...............        --        --   1,700,000    17,000    19,742,714                              --      19,759,714
  Other....................        --        --     278,077     2,782     1,013,730                              --       1,016,512
Net loss...................        --        --          --        --            --                      (2,463,418)     (2,463,418)
                             --------   -------   ---------   -------   -----------     ---------      ------------    ------------
BALANCE, JUNE 30, 1999.....        --        --   6,912,930    69,130    24,231,065                     (12,675,485)     11,624,710
Issuance of common stock...        --        --   2,792,868    27,929    30,448,947                              --      30,476,876
Contribution of capital in
  exchange for note
  payable..................        --        --          --        --        63,816                              --          63,816
Net loss...................        --        --          --        --            --                     (12,825,835)    (12,825,835)
                             --------   -------   ---------   -------   -----------     ---------      ------------    ------------
BALANCE, JUNE 30, 2000.....        --        --   9,705,798    97,059    54,743,828                     (25,501,320)     29,339,567
Issuance of common stock...        --        --     271,480     2,714       753,434                              --         756,148
Note receivable from a
  shareholder and officer
  of the Company...........        --        --          --        --            --      (685,500)               --        (685,500)
Compensation expense
  related to note
  receivable from a
  shareholder and officer
  of the Company and
  related put agreement....        --        --          --        --       567,500                              --         567,500
Net loss...................        --        --          --        --            --                     (18,067,112)    (18,067,112)
                             --------   -------   ---------   -------   -----------     ---------      ------------    ------------
BALANCE, JUNE 30, 2001.....        --   $    --   9,977,278   $99,773   $56,064,762     $(685,500)     $(43,568,432)   $ 11,910,603
                             ========   =======   =========   =======   ===========     =========      ============    ============

                 See notes to consolidated financial statements

                  INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                         -----------------------------------------
                                                             2001           2000          1999
                                                         ------------   ------------   -----------
OPERATING ACTIVITIES:
  Net loss.............................................  $(18,067,112)  $(12,825,835)  $(2,463,418)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................    15,786,281     11,994,961     1,685,097
     Provision for bad debt expense....................     3,282,354        688,382       324,829
     Non-cash compensation expense.....................       567,500             --            --
     Gain on vendor settlement.........................    (2,395,401)            --            --
     Changes in operating assets and liabilities:
       Accounts receivable.............................    (2,846,651)      (787,828)     (858,500)
       Prepaid expenses and other current assets.......      (227,046)       141,780      (114,905)
       Other assets....................................        10,493        (85,556)     (126,580)
       Accounts payable and accrued liabilities........     2,153,375     (1,748,407)    1,035,275
       Deferred revenue................................      (472,308)      (209,574)     (140,836)
       Accrued lawsuit expense.........................     3,300,000             --            --
                                                         ------------   ------------   -----------
          Net cash provided by (used in) operating
            activities.................................     1,091,485     (2,832,077)     (659,038)
INVESTING ACTIVITIES:
  Purchases of property and equipment, net.............      (491,176)      (886,955)   (3,395,765)
  Purchase of subscribers, net of cash acquired........            --       (808,432)   (7,970,442)
                                                         ------------   ------------   -----------
          Net cash used in investing activities........      (491,176)    (1,695,387)  (11,366,207)
FINANCING ACTIVITIES:
  Proceeds from issuance of common equity..............        70,648        657,573    21,025,726
  Principal payments of notes payable to
     shareholders......................................            --             --    (2,017,713)
  Principal payments under capital lease obligations...      (255,396)      (144,983)     (359,119)
  Principal payments of long-term debt.................      (276,224)      (456,902)   (1,171,377)
  Payments on line of credit...........................            --             --      (225,000)
                                                         ------------   ------------   -----------
          Net cash provided by (used in) financing
            activities.................................      (460,972)        55,688    17,252,517
                                                         ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...       139,337     (4,471,776)    5,227,272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........     1,373,786      5,845,562       618,290
                                                         ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............  $  1,513,123   $  1,373,786   $ 5,845,562
                                                         ============   ============   ===========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest...............................  $     66,220   $     86,289   $   156,630
  Equipment acquired under capital leases..............  $         --   $    274,051   $        --
  Purchase of subscriber assumption of service
     obligations.......................................  $         --   $    774,550   $   183,457
  Contribution of capital in exchange for note
     payable...........................................  $         --   $     63,816   $        --
  Issuance of 200,000 shares of common stock in
     exchange for note receivable from a shareholder
     and officer of the company........................  $    685,500   $         --   $        --
  Conversion of vendor payable to note payable as part
     of vendor settlement..............................  $    650,000   $         --   $        --

                See notes to consolidated financial statements.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

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

     During the year ended June 30, 2001, the Company recorded a provision for bad debt expense totaling $3.3 million. The charge was recorded as a result of periodic evaluations during the year of the collectibility of accounts receivable, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and written off, although collection efforts continue on such accounts.

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

     The carrying values of subscriber acquisition costs and goodwill are periodically reviewed and impairments, if any, are recognized when expected future benefit based on projected future cash flows to be derived from individual intangible assets is less than its carrying value.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

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

     Advertising Expenses -- The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2001, 2000 and 1999 were $1,953,810, $3,663,305 and $4,751,092, respectively.

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

     Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," during the year ended June 30, 1999. The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2001, 2000 and 1999.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years after June 15, 2000. The adoption of this Standard did not have a material effect on the Company's financial statements.

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

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

     In July 2001, the Financial Accounting Standard Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     SFAS No. 142 requires that intangible assets be periodically evaluated for impairment based on fair market value. The Company has historically evaluated its intangible assets for impairment based on projected future cash flows.

     The Company is currently evaluating the impact that SFAS No. 142 will have on its financial statements, specifically the potential impact on the balance of shareholders' equity and amortization expense. If the Company were to elect to early adopt SFAS No. 142 during the first quarter of the fiscal year ending June 30, 2002, a significant impairment charge would likely be recorded against intangible assets included in the Company's balance sheet at June 30, 2001. At the latest, the Company is required to adopt SFAS No. 142 by July 1, 2002, and a significant impairment charge may be recorded at that time.

     Reclassifications -- Certain reclassifications have been made to amounts in the period ended June 30, 2000 and 1999 to conform to the current year presentation.

2. ACQUISITIONS

     On January 29, 1999, the Company exchanged 16,910 shares of its common stock, and assumed liabilities of approximately $1.4 million, for substantially all of the net assets of CompuNet, Inc (CompuNet). On February 18, 1999, the Company exchanged 365,725 shares of its common stock for all the members' interest of CyberRamp, L.L.C. ("CyberRamp"). These combinations were accounted for as poolings of interests. Accordingly, the financial statements included herein have been restated to include CompuNet and CyberRamp as of the beginning of the earliest period presented. There were no intercompany transactions prior to their combination. No significant adjustments were required to adopt the same accounting practices

     On June 30, 1999, the company acquired for cash all the issued and outstanding securities of NeoSoft, Inc. ("NeoSoft"). As a result of the purchase, NeoSoft became a wholly owned subsidiary of the Company, and the Company became the indirect owner of all of the assets of NeoSoft, including its customer base and the computer equipment used to service such customer base. The acquisition was accounted for as a purchase.

     In July and August 1999, the Company acquired certain subscribers of INTX Networking, L.L.C., King Dinosaur, Inc. d/b/a/ KDi Internet Solutions and Pointe Communications Corporation, Inc. The consideration for these transactions was cash payments totaling $774,550.

     On November 22, 1999, the company acquired all of the outstanding shares of PDQ.Net, Incorporated ("PDQ"), a Houston-based ISP, in a stock-for-stock transaction. Under the agreement, the company issued 2,425,000 shares of Common Stock in exchange for all the outstanding stock of PDQ. The Company also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. PDQ is a wholly owned subsidiary of the Company and constitutes the majority of the Company's Houston operations.

3. COVAD SETTLEMENT

     The Company entered into a Purchase and Settlement Agreement with one of its DSL providers, Covad Communications, to resolve certain disputes and settle outstanding claims and liabilities between the companies. Under this agreement, the Company satisfied approximately $3.6 million in liabilities by

                    INTERNET AMERICA, INC. AND SUBSIDIARIES
transferring to Covad its Digital Subscriber Line (DSL) accounts currently serviced by Covad, making an immediate payment to Covad of $300,000 and entering into a promissory note in the principal amount of $650,000. These DSL customers had the option to be migrated to Covad.net or to one of Covad's Internet service providers. The Company continued to render services to those customers during the transition of accounts. In addition, the two companies released all claims in connection with their prior relationship. The total impact on the statement of operations of this transaction of approximately $2.7 million has been recorded against connectivity and operations expense ($0.3 million) and as a separate line item as a gain on vendor settlement ($2.4 million).

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Data communications and office equipment...................  $ 4,364,512   $ 4,013,258
Leasehold improvements.....................................      632,390       753,234
Furniture and fixtures.....................................      249,585       284,935
Computer software..........................................      708,144       812,108
                                                             -----------   -----------
                                                               5,954,631     5,863,535
Less accumulated depreciation and amortization.............   (4,311,868)   (3,145,820)
                                                             -----------   -----------
                                                             $ 1,642,763   $ 2,717,715
                                                             ===========   ===========

     Depreciation and amortization expense charged to operations was $1,567,298, $1,821,659 and $1,685,097 for the years ended June 30, 2001, 2000 and 1999, respectively.

5. OTHER ASSETS

     Other assets consist of:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Goodwill.................................................  $ 26,023,407   $ 26,023,407
Acquired subscribers.....................................    16,814,981     17,277,402
Other....................................................         6,533          9,508
Accumulated amortization.................................   (24,395,398)   (10,637,664)
                                                           ------------   ------------
Total intangible assets, net.............................    18,449,523     32,672,653
Deposits.................................................       204,723        212,240
                                                           ------------   ------------
          Total other assets, net........................  $ 18,654,246   $ 32,884,893
                                                           ============   ============

     In June 1999, the Company acquired approximately 9,500 subscribers of NeoSoft for approximately $8.3 million, including acquisition costs. In November 1999, the Company acquired approximately 41,400 subscribers of PDQ for approximately $30.9 million, including acquisition costs. The purchase price was allocated to subscriber acquisition costs and goodwill based on the fair value of customers acquired.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT

     Long-term debt consists of:

                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Note payable in connection with equipment acquisitions, due
  at varying dates from July 2000 to November 2001, bearing
  interest at 7% and 8%, with principal and interest due
  monthly...................................................  $  17,884   $ 143,123
Note payable from settlement agreement with former vendor
  due January 2002 bearing interest at 7%...................    553,792          --
Other notes payable due from March 2000 through July 2002,
  with interest ranging from the prime rate to 16%..........     32,299      87,076
                                                              ---------   ---------
                                                                603,975     230,199
Less current portion........................................   (603,557)   (176,267)
                                                              ---------   ---------
                                                              $     418   $  53,932
                                                              =========   =========

7. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $1,113,830 and $1,160,101 for the years ended June 30, 2001 and 2000, respectively. At June 30, 2001, future minimum lease payments on capital and operating leases were approximately as follows:

                                                               CAPITAL    OPERATING
                                                               LEASES       LEASES
                                                              ---------   ----------
2002........................................................  $ 193,492   $  646,235
2003........................................................     20,761      247,817
2004........................................................         --      156,536
2005........................................................         --      160,704
2006........................................................         --      160,704
Thereafter..................................................         --       13,392
                                                              ---------   ----------
Total minimum lease payments................................    214,253   $1,385,388
                                                                          ==========
Less amounts representing interest..........................    (15,609)
                                                              ---------
Present value of minimum capitalized lease payments.........    198,644
Less current portion........................................   (178,745)
                                                              ---------
Long-term capitalized lease obligations.....................  $  19,899
                                                              =========

     In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company currently has minimum annual obligations as follows: $3,327,350 for the fiscal year ended 2002, $1,256,000 for the fiscal year ended 2003, $626,100 for the fiscal year ended 2004, and $208,700 for the fiscal year ended 2005.

     In July, 2001, a District Court of Dallas County, Texas entered a judgment against the Company, its former Chief Executive Officer, Michael T. Maples, and its Chairman, William O. Hunt in the approximate amount of $3.2 million. The plaintiff, Cindy Carradine, is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. Pursuant to indemnification agreements, the Company will indemnify Messrs. Hunt and Maples for losses incurred by them in connection with this lawsuit. Management believes there is a basis for this judgment to be overturned on appeal and they intend to pursue this course of action. However, there can be no assurance that such efforts will be successful and that the

                    INTERNET AMERICA, INC. AND SUBSIDIARIES
judgment adverse to Internet America will be overturned. The Company accrued $3.3 million (including $100,000 of prepaid post-judgment interest) during fiscal 2001 in the event the judgment is not overturned. The Company has recorded the judgment and charged operations in the fiscal year ended June 30, 2001. The Company has completed financing to enable it to post an appeal bond in this matter. See Note 12.

     The Company's wholly-owned subsidiary, PDQ, and its Vice Chairman, William
E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America's acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. Management believes this lawsuit is without merit and intends to defend it vigorously.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

8. SHAREHOLDERS' EQUITY

     Earnings Per Share -- Potentially dilutive securities have been excluded from the computation of earnings per share for the years ended June 30, 2001, 2000 and 1999 as their effect is antidilutive. Had the Company been in a net income position, diluted earnings per share would have included an additional 704,075 shares related to outstanding options and warrants, (determined using the treasury stock method at the estimated average fair value) and for convertible preferred stock not included above for the year ended June 30, 2001.

     Common Stock -- The Company has authorized 40,000,000 shares of $0.01 par value common stock.

     Note Receivable from a shareholder and officer for common stock -- Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The note provides for payment of interest on a quarterly basis beginning October 1, 2000 with principal due August 29, 2007. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company's board of directors approved the transaction.

     Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term (which expires September 5, 2007) of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $567,500 during the year ended June 30, 2001, which was a result of the decrease in the price of the Company's common stock between the date of the Stock Purchase Agreement and June 30, 2001.

     Employee Stock Purchase Plan -- Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 200,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2001, 61,931 shares were purchased ranging in price from $.43 to $4.31 per share. At June 30, 2001, 127,987 shares were available under the Purchase Plan for future issuance. The Purchase Plan was approved by the Company's shareholders on November 4, 1999.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

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

     The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 11,028 options outstanding to its employees under the 1996 Option Plan. These options are exercisable at $1.67 per share of common stock.

     The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

     The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee's services, except in cases when the optionee is terminated "for cause" (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death, unless the Compensation Committee determines to allow a longer period for exercise. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company currently has 421,087 options outstanding to its employees under the 1998 Option Plan. These options are exercisable at prices ranging at $1.12 to $13.75 per share of common stock.

     During October 2000, 215,000 options to purchase shares of common stock were granted to certain officers and employees of the Company under the 1998 Option Plan at an exercise price ranging from $2.25 to $1.50 which is the fair market values on the dates of grant.

     The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by our shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan and 58,223 were still outstanding at June 30, 2001.

     The Company applies APB No. 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm's length sales of common and preferred stock prior to the company's initial public offering. In cases where there were no arm's length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2001, 2000 and 1999 related to stock option plans.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                   2001           2000          1999
                                               ------------   ------------   -----------
Net loss.......................  As reported   $(18,067,112)  $(12,825,835)  $(2,463,418)
                                   Pro Forma    (18,881,982)   (13,455,964)   (2,713,242)
Basic and Diluted loss per
  share........................  As reported   $      (1.82)  $      (1.49)  $     (0.45)
                                   Pro Forma          (1.91)         (1.56)        (0.49)

     A summary of the status of the Company's stock options as of June 30, 2001, 2000, and 1999, and changes during the years ended on those dates is presented below:

                                  2001                         2000                         1999
                       --------------------------   --------------------------   --------------------------
                                      WEIGHTED                     WEIGHTED                     WEIGHTED
                                      AVERAGE                      AVERAGE                      AVERAGE
                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                       ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at
  beginning of
  period.............  1,247,663       $3.77        1,042,616       $4.32        1,218,693       $ 1.56
Granted..............    215,000        2.02          672,138        6.21          184,000        15.87
Exercised............     (8,920)       1.68         (358,415)       1.43         (244,338)        1.57
Forfeited............   (350,741)       8.10         (108,676)       9.93         (115,739)        1.67
Outstanding at end of
  period.............  1,103,002        4.17        1,247,663        5.63        1,042,616         4.32
                       =========                    =========                    =========
Options exercisable
  at year end........    704,075        3.80          720,332        3.77          572,420         3.10
                       =========                    =========                    =========

     The following table summarizes information about stock options outstanding at June 30, 2001:

                                                             OPTIONS
                           OPTIONS EXERCISABLE             OUTSTANDING
                 ---------------------------------------   -----------
                   NUMBER          WEIGHTED-AVERAGE          NUMBER
   RANGE OF      OUTSTANDING     REMAINING CONTRACTUAL     EXERCISABLE
EXERCISE PRICES  AT 6/30/01    LIFE AS OF 6/30/01(YEARS)   AT 6/30/01
---------------  -----------   -------------------------   -----------
    $0.09            18,000               4.2                 18,000
     1.12            60,588               5.8                 60,588
     1.23            49,388               7.0                 49,388
     1.48             6,353               7.3                  6,353
     1.50            65,000               9.3                     --
     1.67           455,692               5.2                407,879
     2.25           150,000               9.3                     --
     2.69             6,231               8.0                  3,117
     8.00            22,500               7.0                 22,500
     9.25            63,250               8.5                 16,750
    10.00            75,000               8.4                 18,750
    13.00            69,500               7.4                 68,500
    13.19            22,500               8.5                 22,500
    13.75            39,000               8.1                  9,750
                  ---------                                  -------
                  1,103,002                                  704,075
                  =========                                  =======

     The Black-Scholes value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 2 to 10 years, volatility ranging from 80% to

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

120%, risk-free interest rate of 5.4% for the Employee and Consultant Stock Plan and 5.8% to 6.2% for Nonqualified Stock Option Plans, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $1.94 and $6.24 for the years ended June 30, 2001 and 2000, respectively.

9. INCOME TAXES

     No provision for federal income taxes has been recognized for the years ended June 30, 2001, 2000 and 1999, as the Company has incurred net operating losses for income tax purposes and has no carryback potential.

     Deferred tax assets and liabilities as of June 30, 2001 and 2000, consist of:

                                                                     JUNE 30,
                                                            --------------------------
                                                                2001          2000
                                                            ------------   -----------
Deferred tax assets:
  Net operating loss carryforwards........................  $  9,745,000   $ 7,779,000
  Intangible assets.......................................     3,204,000     1,042,000
  Deferred revenue........................................        28,000       200,000
  Allowance for doubtful accounts.........................       282,000       110,000
  Property and equipment..................................        62,000       329,000
  Other...................................................        80,000        68,000
                                                            ------------   -----------
Total deferred tax assets.................................    13,401,000     9,528,000
Valuation allowance.......................................   (13,401,000)   (9,528,000)
                                                            ------------   -----------
          Net deferred tax assets.........................  $         --   $        --
                                                            ============   ===========

     The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

     At June 30, 2001, the Company has net operating loss carryforwards of approximately $28.6 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2020 and may be limited in their use due to significant changes in the Company's ownership.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2001, 2000, and 1999 is as follows:

                                                              YEARS ENDED JUNE 30,
                                                              ----------------------
                                                              2001     2000     1999
                                                              ----     ----     ----
Federal income tax benefit at statutory rate................  (34)%    (34)%    (34)%
State tax benefit, net of federal benefit...................   --       (3)      (3)
Valuation allowance.........................................    8       19       37
Alternative minimum tax.....................................   26       18       --
                                                              ---      ---      ---
          Total income tax provision........................    0%       0%       0%
                                                              ===      ===      ===

10. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2001.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         2001
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $ 8,967   $ 8,742   $ 8,758   $ 8,408
Total Expenses.........................................   14,001    14,884    12,226    11,838(1)
Income (loss) from operations..........................   (5,034)   (6,142)   (3,468)   (3,430)
Net Loss...............................................   (5,038)   (6,139)   (3,461)   (3,428)
NET LOSS PER COMMON SHARE:
  BASIC................................................  $ (0.52)  $ (0.62)  $ (0.35)  $ (0.34)
                                                         =======   =======   =======   =======
  DILUTED..............................................  $ (0.52)  $ (0.62)  $ (0.35)  $ (0.34)
                                                         =======   =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC................................................    9,773     9,927     9,951     9,977
                                                         =======   =======   =======   =======
  DILUTED..............................................    9,773     9,927     9,951     9,977
                                                         =======   =======   =======   =======
Revenues...............................................  $ 5,592   $ 6,712   $ 8,845   $ 8,197
Total Expenses.........................................    7,452     9,749    12,839    12,175
Income (loss) from operations..........................   (1,860)   (3,037)   (3,994)   (3,978)
Net Loss...............................................   (1,823)   (3,024)   (3,999)   (3,980)
NET LOSS PER COMMON SHARE:
  BASIC................................................  $ (0.26)  $ (0.37)  $ (0.41)  $ (0.41)
                                                         =======   =======   =======   =======
  DILUTED..............................................  $ (0.26)  $ (0.37)  $ (0.41)  $ (0.41)
                                                         =======   =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC................................................    7,009     8,129     9,642     9,695
                                                         =======   =======   =======   =======
  DILUTED..............................................    7,009     8,129     9,642     9,695
                                                         =======   =======   =======   =======

---------------

(1) Included in expenses for the fourth quarter of 2001 are the $2.4 million gain recognized in connection with the Covad settlement discussed in Note 3 and the $3.2 million charge recorded related to the lawsuit judgment discussed in Note 7.

12. SUBSEQUENT EVENTS

     Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company's board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $.42 per share.

                    INTERNET AMERICA, INC. AND SUBSIDIARIES

     On September 18, 2001, the company entered into a Letter of Credit Security Commitment Agreement with the Company's Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with a judgment entered against the company. Under this agreement, Mr. Hunt will collateralize a letter of credit in the amount of $3.3 million and the Company will pay Mr. Hunt a commitment fee of 8% per annum, paid quarterly. If the Company reduces the collateral amount by substituting an alternative collateral for the letter of credit, then Mr. Hunt would have a ninety day option to purchase shares of common stock of the Company equal in value to all or a portion of the amount of the reduction, based on when it occurs. The purchase price per share would be equal to 85% of the average closing price of the common stock for the ten trading days after the agreement was signed (September 18, 2001), subject to upper and lower limits of $0.65 and $0.35. If a reduction occurs within the six months following the agreement, Mr. Hunt could purchase shares of common stock of the Company equal in value to one-half of the amount of the reduction, and if a reduction occurs after this six month period, Mr. Hunt could purchase shares of common stock of the Company equal in value to the full amount of the reduction.

     Should the letter of credit be funded in the full amount or in a reduced amount to pay a settlement or judgment, the Company will enter into a secured convertible promissory note for the funded amount. Interest on the note would accrue at 12% per annum and be payable quarterly during the first two years after issuance. The note could be converted into common stock within two years of issuance at the purchase price discussed above. If the note was not converted within two years of issuance, the conversion option would terminate and all principal and unpaid accrued interest would be payable in four quarterly payments over the third year. If the amount of the note is less than the full amount of the letter of credit, the balance would be treated as a reduction and Mr. Hunt would also have the purchase rights discussed above. If the Company pays the note prior to its maturity, Mr. Hunt would have a thirty day option to purchase shares of common stock of the Company equal in value to the amount of the prepayment at the purchase price discussed above. If Mr. Hunt does not exercise this thirty day option, he would be issued a warrant to purchase, at the purchase price discussed above, one-half of the number of shares that were subject to the option. The warrant would terminate, if unexercised, on the second anniversary of the note issuance date.

     The obligations to Mr. Hunt are secured by the Company's assets other than accounts receivable. Under a registration agreement, Mr. Hunt has demand and piggyback registration rights with respect to any shares issued under the Letter of Credit Security Commitment Agreement. The demand registration right is subject to a 120 day deferral if the Board of Directors determines that such registration would be seriously detrimental to the Company or its shareholders.

                               INDEX TO EXHIBITS

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 30, 1999 by and among Internet America, Inc., NeoSoft, Inc. and
                            certain of the shareholders of NeoSoft, Inc.(1)
          2.4            -- Agreement and Plan of Merger dated as of September 12,
                            1999 by and among Internet America, Inc., GEEK Houston
                            II, Inc., PDQ.Net, Incorporated and certain of the
                            shareholders of PDQ.Net, Incorporated(2)
          3.1            -- Internet America, Inc.'s Articles of Incorporation(3)
          3.2            -- Internet America, Inc.'s Bylaws, as amended(4)
          4.1            -- Specimen Common Stock certificate(5)
          4.2            -- Pages from the Articles and Bylaws that define the rights of holders of Common Stock(6)
          4.3            -- Stock Purchase Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
          4.4            -- Promissory Note dated September 5, 2000 by and between
                            Internet America, Inc. and Jack T. Smith(7)
          4.5            -- Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
          4.6            -- Stock Purchase Agreement dated August 6, 2001 by and
                            between Internet America, Inc. and Jack T. Smith*
          4.7            -- Promissory Note dated August 6, 2001 by and between
                            Internet America, Inc. and Jack T. Smith*
          4.8            -- Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith*
          4.9            -- Letter of Credit Security Commitment Agreement dated
                            September 17, 2001 by and between Internet America, Inc.
                            and William O. Hunt*
          4.10           -- Security Agreement dated September 17, 2001 by and
                            between Internet America, Inc. and William O. Hunt*
          4.11           -- Registration Rights Agreement dated September 17, 2001 by and between Internet America, Inc. and William O. Hunt*
         10.1            -- Consulting Agreement dated April 20, 1999 by and between
                            Internet America, Inc. and Gary L. Corona(8)
         10.2            -- Financial Advisory Agreement dated April 20, 1999 by and among Carl Westcott LLC and Internet America
         10.3            -- Letter Agreement dated September 5, 2000 by and between
                            Internet America, Inc. and Michael T. Maples(7)
         10.4            -- Letter Agreement dated September 5, 2000 by and between
                            Internet America, Inc. and Jack T. Smith(7)
         10.5            -- Stock Purchase Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
         10.6            -- Promissory Note dated September 5, 2000 by and between
                            Internet America, Inc. and Jack T. Smith(7)
         10.7            -- Pledge and Security Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)
         10.8            -- Stock Purchase Agreement dated August 6, 2001 by and
                            between Internet America, Inc. and Jack T. Smith, filed
                            herein as Exhibit 4.6
         10.9            -- Promissory Note dated August 6, 2001 by and between
                            Internet America, Inc. and Jack T. Smith, filed herein as
                            Exhibit 4.7

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith, filed
                            herein as Exhibit 4.8
         10.11           -- Letter of Credit Security Commitment Agreement dated
                            September 17, 2001 by and between Internet America, Inc.
                            and William O. Hunt, filed herein as Exhibit 4.9
         10.12           -- Security Agreement dated September 17, 2001 by and
                            between Internet America, Inc. and William O. Hunt, filed
                            herein as Exhibit 4.10
         10.13           -- Registration Rights Agreement dated September 17, 2001 by and between Internet America, Inc. and William O. Hunt,
                            filed herein as Exhibit 4.11
         11.1            -- Statement regarding computation of per share earnings(9)
         21.1            -- Subsidiaries list*
         23.1            -- Consent of Deloitte & Touche LLP*

---------------

 *  Filed herewith.

(1) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on July 15, 1999 and incorporated herein by reference.

(2) Previously filed as Exhibit A to the preliminary proxy statement and definitive proxy statement filed on October 7, 1999 and October 19, 1999, respectively, and incorporated herein by reference.

(3) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(4) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(5) Previously filed as an exhibit to Internet America's Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.

(6) Previously filed as an Exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-95179), initially filed on January 21, 2000, and incorporated herein by reference.

(7) Previously filed as an exhibit to Internet America's Annual Report on Form 10-KSB filed on September 26, 2000, and incorporated herein by reference.

(8) Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2, as amended (file no. 333-78615) filed on May 17, 1999, and incorporated herein by reference.

(9) Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.