Form 10-Q
period 2001-09-30
INTERNET AMERICA INC
filed 2001-11-14
CIK 1001279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                        OUTSTANDING AT NOVEMBER 12, 2001
                        --------------------------------

                Common Stock at $.01 par value: 10,033,425 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             INTERNET AMERICA, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,         June 30,
                                                                                    2001               2001
                                                                               -------------       -------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                $   1,720,863       $   1,513,123
      Restricted cash                                                                200,000                  --
      Accounts receivable, net of allowance for uncollectible accounts of
         $2,379,080 and $1,857,790 as of September 30, 2001 and June 30,
         2001, respectively                                                        1,502,365           1,726,551
      Prepaid expenses and other current assets                                      321,428             375,818
                                                                               -------------       -------------
             Total current assets                                                  3,744,656           3,615,492

Property and equipment, net                                                        1,582,137           1,642,763
Other assets, net                                                                 15,074,347          18,654,246
                                                                               -------------       -------------
                                                                               $  20,401,140       $  23,912,501
                                                                               =============       =============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Trade accounts payable                                                   $   1,679,790       $   2,046,823
      Accrued liabilities                                                          1,668,455           1,484,940
      Deferred revenue                                                             3,957,798           4,367,516
      Current maturities of capital lease obligations                                122,937             178,745
      Current maturities of long-term debt                                           297,749             603,557
                                                                               -------------       -------------
             Total current liabilities                                             7,726,729           8,681,581

Capital lease obligations, net of current portion                                     17,834              19,899
Long-term debt, net of current portion                                                    --                 418
Accrued lawsuit expense                                                            3,300,000           3,300,000
                                                                               -------------       -------------
             Total liabilities                                                    11,044,563          12,001,898
                                                                               -------------       -------------
SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; 40,000,000 shares authorized,
              10,005,263 and 9,977,278  issued and outstanding at
             September 30, 2001, and June 30, 2001, respectively                     100,053              99,773
      Additional paid-in capital                                                  55,471,617          56,064,762
      Note receivable from a shareholder and officer of the Company                  (82,000)           (685,500)
      Accumulated deficit                                                        (46,133,093)        (43,568,432)
                                                                               -------------       -------------
             Total shareholders' equity                                            9,356,577          11,910,603
                                                                               -------------       -------------
                                                                               $  20,401,140       $  23,912,501
                                                                               =============       =============


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                              ---------------------------------
                                                   2001                2000
                                              -------------       -------------
REVENUES:
     Internet services                        $   7,263,550       $   8,939,384
     Other                                           34,830              27,502
                                              -------------       -------------
        Total                                     7,298,380           8,966,886
                                              -------------       -------------
OPERATING COSTS AND EXPENSES:
     Connectivity and operations                  3,462,360           5,785,786
     Sales and marketing                            297,656           1,736,927
     General and administrative                   1,563,010           2,178,443
     Provision for bad debt expense                 562,528             311,208
     Depreciation and amortization                3,880,581           3,988,177
                                              -------------       -------------
        Total                                     9,766,135          14,000,541
                                              -------------       -------------

OPERATING LOSS                                   (2,467,755)         (5,033,655)
INTEREST EXPENSE, NET                               (96,906)             (4,770)
                                              -------------       -------------
NET LOSS                                      $  (2,564,661)      $  (5,038,425)
                                              =============       =============
NET LOSS PER COMMON
SHARE:
     BASIC                                    $       (0.26)      $       (0.52)
                                              =============       =============
     DILUTED                                  $       (0.26)      $       (0.52)
                                              =============       =============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                                       10,001,917           9,773,350

     DILUTED                                     10,001,917           9,773,350


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            ---------------------------------
                                                                                 2001               2000
                                                                            -------------       -------------
OPERATING ACTIVITIES:
   Net loss                                                                 $  (2,564,661)      $  (5,038,425)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
        Depreciation and amortization                                           3,880,581           3,988,177
        Provision for bad debt expense                                            562,528             311,208
        Non-cash compensation expense                                                  --             287,500
        Changes in operating assets and liabilities:
            Restricted cash                                                      (200,000)                 --
            Accounts receivable                                                  (338,342)           (737,785)
            Prepaid expenses and other current assets                              54,389            (296,472)
            Other assets                                                           41,014               9,960
            Accounts payable and accrued liabilities                             (183,518)          1,432,739
            Deferred revenue                                                     (409,718)            280,623
                                                                            -------------       -------------
                Net cash provided by operating activities                         842,273             237,525
                                                                            -------------       -------------
INVESTING ACTIVITIES
   Purchases of property and equipment                                           (281,068)           (228,081)
                                                                            -------------       -------------
                Net cash used in investing activities                            (281,068)           (228,081)
                                                                            -------------       -------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common equity                                         10,635              33,768
   Principal payments of capital lease obligations                                (57,873)            (64,831)
   Principal payments of long-term debt                                          (306,227)            (71,713)
                                                                            -------------       -------------
                Net cash used in financing activities                            (353,465)           (102,776)
                                                                            -------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              207,740             (93,332)

CASH AND CASH EQUIVALENTS, beginning of period                                  1,513,123           1,373,786
                                                                            -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                    $   1,720,863       $   1,280,454
                                                                            =============       =============
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                   $      16,906       $      20,736
   Issuance of 200,000 shares of common stock in exchange for note
        receivable from an officer of the company                           $      82,000       $     685,500


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        Basis of Presentation

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
          Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-KSB (File No 000-25147).

2.        Basic and Diluted Net Loss Per Share

          There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended September 30, 2001, options to purchase 1,061,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended September 30, 2001, no options to purchase shares of common stock were exercised.

3.        Issuance of Shares of Common Stock

          Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company's board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share.

4.        Recently Issued Accounting Pronouncements

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

          The Company is currently evaluating the impact that SFAS No. 142 will have on its financial statements. The Company has elected to adopt SFAS No. 142 on July 1, 2002, and a significant impairment charge may be recorded at that time.

5.        Letter of Credit Security Commitment Agreement

          On September 18, 2001, the company entered into a Letter of Credit Security Commitment Agreement with the Company's Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with a judgment entered against the Company. Under this agreement, Mr. Hunt will collateralize a letter of credit in the amount of $3.3 million and the Company will pay Mr. Hunt a commitment fee of 8% per annum, paid quarterly. If the Company reduces the collateral amount by substituting an alternative collateral for the letter of credit, then Mr. Hunt would have a ninety day option to purchase shares of common stock of the Company equal in value to all or a portion of the amount of the reduction, based on when it occurs. The purchase price would be $0.35 per share. If a reduction occurs within the six months following the agreement, Mr. Hunt could purchase shares of common stock of the Company equal in value to one-half of the amount of the reduction, and if a reduction occurs after this six month period, Mr. Hunt could purchase shares of common stock of the Company equal in value to the full amount of the reduction.

          Should the letter of credit be funded in the full amount or in a reduced amount to pay a settlement or judgment, the Company will enter into a secured convertible promissory note for the funded amount. Interest on the note would accrue at 12% per annum and be payable quarterly during the first two years after issuance. The note could be converted into common stock within two years of issuance at the purchase price discussed above. If the note was not converted within two years of issuance, the conversion option would terminate and all principal and unpaid accrued interest would be payable in four quarterly payments over the third year. If the amount of the note is less than the full amount of the letter of credit, the balance would be treated as a reduction and Mr. Hunt would also have the purchase rights discussed above. If the Company pays the note prior to its maturity, Mr. Hunt would have a thirty day option to purchase shares of common stock of the Company equal in value to the amount of the prepayment at $0.35 per share. If Mr. Hunt does not exercise this thirty day option, he would be issued a warrant to purchase, at the same price, one-half of the number of shares that were subject to the option. The warrant would terminate, if unexercised, on the second anniversary of the note issuance date.

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


ITEM 2-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

OVERVIEW

         Internet America is an Internet service provider ("ISP") that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of September 30, 2001, we served approximately 148,000 subscribers in the southwestern United States.

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

         We have an accumulated deficit of $46.1 million at September 30, 2001 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.


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

          Depreciation is computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Purchased subscriber bases and related goodwill are amortized over 30 to 36 months. The assets and liabilities acquired in business combinations are recorded at estimated fair values. The excess of the cost of the net assets acquired over their fair value is recorded as goodwill and amortized over an estimated life of 36 to 42 months.

     Our business is not subject to any significant seasonal influences.

     RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000


The following table sets forth certain unaudited financial data for the three months ended September 30, 2001 and 2000. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).


                                                           Three Months Ended                      Three Months Ended
                                                           September 30, 2001                      September 30, 2000
                                                   --------------------------------        --------------------------------
                                                                             % of                                  % of
                                                      (000's)              Revenues           (000's)             Revenues
                                                   ------------           ---------        ------------          ---------
STATEMENT OF OPERATIONS DATA:
REVENUES:
     Internet services                             $      7,263                99.5%       $      8,939               99.7%
     Other                                                   35                 0.5%                 28                0.3%
                                                   ------------           ---------        ------------          ---------
               Total                                      7,298               100.0%              8,967              100.0%
                                                   ------------           ---------        ------------          ---------
OPERATING COSTS AND EXPENSES:
     Connectivity and operations                          3,462                47.4%              5,786               64.5%
     Sales and marketing                                    298                 4.1%              1,737               19.4%
     General and administrative                           1,562                21.4%              2,179               24.3%
     Provision for bad debt expense                         563                 7.7%                311                3.5%
     Depreciation and amortization                        3,881                53.2%              3,988               44.5%
                                                   ------------           ---------        ------------          ---------
               Total                                      9,766               133.8%             14,001              156.1%
                                                   ------------           ---------        ------------          ---------
OPERATING LOSS                                           (2,468)              (33.8%)            (5,034)             (56.1%)
INTEREST EXPENSE, NET                                       (97)               (1.3%)                (4)              (0.0%)
                                                   ------------           ---------        ------------          ---------
NET LOSS                                           $     (2,565)              (35.1%)      $     (5,038)             (56.2%)
                                                   ============           =========        ============          =========

NET LOSS PER COMMON SHARE:
     BASIC                                         $      (0.26)                           $      (0.52)
                                                   ============                            ============
     DILUTED                                       $      (0.26)                           $      (0.52)
                                                   ============                            ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                                               10,002                                   9,773
     DILUTED                                             10,002                                   9,773
OTHER DATA:
   Subscribers at end of period                         148,000                                 152,000
   EBITDA(1)                                              1,413                                  (1,046)
   EBITDA margin (2)                                       19.4%                                  -11.7%
CASH FLOW DATA:
   Cash flow from operations                                842                                     238
   Cash flow used in investing activities                   281                                     228
   Cash flow used in financing activities                   353                                     103

----------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less connectivity and operating expense, sales and marketing expense, and general administrative expense. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies.

(2)  EBITDA margin represents EBITDA as a percentage of total revenue.

         Total revenue. Total revenue decreased by $1.7 million, or 18.9%, to $7.3 million for the three months ended September 30, 2001, from $9.0 million for the three months ended September 30, 2000. The majority of the $1.7 million decrease is attributable to the sale of DSL customers to Covad Communications ("Covad") as part of a settlement agreement with Covad. Internet services revenue for the three months ended September 30, 2000 included approximately $450,000 in revenues related to sales of DSL equipment to new DSL subscribers.

         Connectivity and operations. Connectivity and operations expense decreased by $2.3 million, or 39.7%, to $3.5 million for the three months ended September 30, 2001 from $5.8 million for the three months ended September 30, 2000. The decrease is primarily due to the costs eliminated as a result of the sale of DSL customers to Covad and our consolidation of operations. As a percentage of revenue, connectivity and operations expense decreased to 47.4% for the three months ended September 30, 2001, from 64.5% for the three months ended September 30, 2000.

         Sales and marketing. Sales and marketing expense decreased by $1.4 million, or 82.4%, to $298,000 for the three months ended September 30, 2001, compared to $1.7 million for the three months ended September 30, 2000. The majority of the decrease relates to a reduction of television advertising specifically in the Austin and San Antonio markets to promote our DSL products and a decreased emphasis on direct response marketing programs.

         General and administrative. General and administrative expense decreased by $600,000, or 27.3%, to $1.6 million for the three months ended September 30, 2001, from $2.2 million for the three months ended September 30, 2000. For the three months ended September 30, 2000, there was $287,500 in non-cash compensation expense related to an officer's stock purchase agreement and $112,000 in costs related to the consolidation of Texas operations. General and administrative expense as a percentage of total revenue decreased to 21.4% for the three months ended September 30, 2001, from 24.3% for the three months ended September 30, 2000.

         Provision for bad debt expense. Provision for bad debt expense increased by $252,000, or 81.0%, to $563,000 for the three months ended September 30, 2001, from $311,000 for the three months ended September 30, 2000.

         Depreciation and amortization. Depreciation and amortization decreased slightly by $107,000, or 2.7%, to $3.9 million for the three months ended September 30, 2001, from $4.0 million for the three months ended September 30, 2000.

         Interest expense, net. We incurred approximately $97,000 of interest expense, net of interest income during the three months ended September 30, 2001, compared to interest expense, net of interest income of $4,000 for the three months ended September 30, 2000. The increase is due to recognition of interest expense of $80,000 related to the post-judgment interest on an adverse judgment in a lawsuit and $11,000 in interest expense related to a $3.3 million letter of credit agreement with the Company's Chairman, William O. Hunt.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) revenue collections. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. We used a portion of the proceeds of the offering to repay approximately $2.1 million in shareholder notes and certain other indebtedness

          Cash provided by operating activities totaled $842,000 and $238,000 for the three months ended September 30, 2001 and 2000, respectively. Cash provided by operating activities for the three months ended September 30, 2001 was positively impacted by the $1.4 million in EBITDA.

         Cash used in investing activities totaled $281,000 and $228,000 for the three months ended September 30, 2001 and 2000, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

          Cash used in financing activities totaled $353,000 and $103,000 for the three months ended September 30, 2001 and 2000, respectively. Cash used in financing activities for the three months ended September 30, 2001 consisted mainly of payments of $364,000 to service capital leases and long-term obligations.

     On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in a short term certificate of deposit required to be in place for the duration of the appeal. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond will be up to $264,000.

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

     We estimate that cash on hand of $1.7 million at September 30, 2001 along with anticipated revenue collections and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2002 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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


"SAFE HARBOR" STATEMENT

         The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not improve EBITDA, profitability or product margins, (2) we will not continue to achieve operating efficiencies, (3) we will not retain or grow our subscriber base, including DSL and commercial services customers, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not issue or engage in trading of market-risk sensitive instruments. We also do not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose the Company to market risk. We have not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps. We invest in short-term high grade interest bearing instruments. In this regard, our interest income is most sensitive to changes in the general level of U.S. interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In August, 2001, we appealed an adverse judgment entered against the Company, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt. This litigation and judgment have been previously disclosed in 10-Q and 10-K filings for our fiscal years ended 2001 and 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) The Company entered into a Stock Purchase Agreement dated August 6, 2001, in which the Company's President and Chief Executive Officer, Jack T. Smith, purchased 200,000 shares of common stock from the Company at the price of $0.42 per share, which was the closing market price of the stock on the date of the agreement. This issuance was effected under Section 4(2) of the Securities Act in connection with Mr. Smith's employment by the Company and without the involvement of an underwriter. Of the total purchase price of $84,000, Mr. Smith paid $2,000 in cash and entered into a Promissory Note to the Company for the remaining amount. The Promissory Note is for the principal amount of $82,000, with interest accruing at the rate of 6.33% annually. Interest is payable each calendar quarter beginning on October 1, 2001 and continuing until July 1, 2008. All unpaid principal and interest is due and payable on August 29, 2008. The Promissory Note is secured by the 200,000 shares of Common Stock under a Pledge and Security Agreement also dated August 6, 2001. Under the Stock Purchase Agreement, the Company agreed to pay to Mr. Smith as additional compensation on or before the due date of any interest payment under the Promissory Note, an amount which after all withholding required by applicable law equals the next interest installment due on the Promissory Note. This amount may be paid by a credit to the accrued unpaid interest on the Promissory Note. No later than January 15 of each calendar year during the term of Mr. Smith's employment, the Company will pay to Mr. Smith a cash bonus in an amount which after all withholding required by applicable law equals the federal income tax liability of Mr. Smith not previously withheld or paid by the Company for any such additional compensation. For a period of seven years after the date of the Stock Purchase Agreement, Mr. Smith has the right and option to sell all or any portion of the 200,000 shares to the Company for the price of $0.42 per share. In the event that Mr. Smith's employment with the Company is terminated for cause prior to the third anniversary of the Stock Purchase Agreement, for a period of 60 days after the date of such termination, the Company has the right and option to purchase from Mr. Smith, at a purchase price equal to $0.42 per share, the following number of shares: (i) on or prior to the first anniversary:
200,000 shares; (ii) after the first anniversary but on or prior to the second anniversary: 133,333 shares; and (iii) prior to the third anniversary: 66,666 shares; provided, however, that this repurchase right will terminate immediately prior to any change in control of the Company. The purchase price upon exercise of this option shall be applied to the outstanding balance of unpaid accrued interest and principal upon the Promissory Note and the balance, if any, shall be paid in cash to Mr. Smith. Under the Stock Purchase Agreement, Mr. Smith has demand registration rights for all or any portion of the 200,000 shares of Common Stock.


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

4.3 Stock Purchase Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

4.4 Promissory Note dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

4.5 Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

4.6 Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

4.7 Security Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

4.8 Registration Rights Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

10.1 Stock Purchase Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

10.2 Promissory Note dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

10.3 Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith.(1)

10.4 Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

10.5 Security Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

10.6 Registration Rights Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

11       Computation of earnings per share(2)

----------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on September 28, 2001 and incorporated herein by reference.

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



                                    INTERNET AMERICA, INC.
                                    (Registrant)

Date:  11/14/01                     By: /s/ Jack T. Smith
                                        ---------------------------------------
                                        Jack T. Smith
                                        President and Chief Executive Officer



Date:  11/14/01                     By: /s/ Mark Novy
                                        ---------------------------------------
                                        Mark Novy
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit
   No.       Description
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

4.3          Stock Purchase Agreement dated August 6, 2001 by and between Internet
             America, Inc. and Jack T. Smith.(1)

4.4          Promissory Note dated August 6, 2001 by and between Internet America,
             Inc. and Jack T. Smith.(1)

4.5          Pledge and Security Agreement dated August 6, 2001 by and between
             Internet America, Inc. and Jack T. Smith.(1)

4.6          Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

4.7          Security Agreement dated September 18, 2001 by and between Internet
             America, Inc. and William O. Hunt(1)

4.8          Registration Rights Agreement dated September 18, 2001 by and between
             Internet America, Inc. and William O. Hunt(1)

10.1         Stock Purchase Agreement dated August 6, 2001 by and between Internet
             America, Inc. and Jack T. Smith.(1)

10.2         Promissory Note dated August 6, 2001 by and between Internet America,
             Inc. and Jack T. Smith.(1)

10.3         Pledge and Security Agreement dated August 6, 2001 by and between
             Internet America, Inc. and Jack T. Smith.(1)

10.4         Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(1)

10.5         Security Agreement dated September 18, 2001 by and between Internet
             America, Inc. and William O. Hunt(1)

10.6         Registration Rights Agreement dated September 18, 2001 by and between
             Internet America, Inc. and William O. Hunt(1)

11           Computation of earnings per share(2)

----------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on September 28, 2001 and incorporated herein by reference.

(2)      See note 2 to the financial statements.