Form 10-Q
period 2001-12-31
INTERNET AMERICA INC
filed 2002-02-14
CIK 1001279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM           TO
                                               ---------    ---------

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

              TEXAS                                       86-0778979
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

350 N. ST. PAUL, SUITE 3000, DALLAS, TX                      75201
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

                                Yes [ x ] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        OUTSTANDING AT FEBRUARY 12, 2002

                                   ----------

         Common Stock at $.01 par value:         10,065,279 shares

                                   ==========

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        June 30,
                                                                                   2001              2001
                                                                               ------------      ------------
                                              ASSETS                           (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                               $  1,812,753      $  1,513,123
       Restricted cash                                                              200,000                --
       Accounts receivable, net of allowance for uncollectible accounts of
          $2,392,927 and $1,857,790 as of December 31, 2001 and June 30,
          2001, respectively                                                      1,512,216         1,726,551
       Prepaid expenses and other current assets                                    355,395           375,818
                                                                               ------------      ------------
              Total current assets                                                3,880,364         3,615,492

Property and equipment, net                                                       1,395,995         1,642,763

Other assets, net                                                                11,530,001        18,654,246
                                                                               ------------      ------------
              Total assets                                                     $ 16,806,360      $ 23,912,501
                                                                               ============      ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                                  $  1,641,938      $  2,046,823
       Accrued liabilities                                                        1,659,477         1,484,940
       Deferred revenue                                                           3,545,398         4,367,516
       Current maturities of capital lease obligations                              124,120           178,745
       Current maturities of long-term debt                                          28,993           603,557
                                                                               ------------      ------------
              Total current liabilities                                           6,999,926         8,681,581

Capital lease obligations, net of current portion                                    63,500            19,899
Long-term debt, net of current portion                                                   --               418
Accrued lawsuit expense                                                           3,300,000         3,300,000
                                                                               ------------      ------------
              Total liabilities                                                  10,363,426        12,001,898
                                                                               ------------      ------------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 40,000,000 shares authorized,
              10,033,425 and 9,977,278 issued and outstanding at
              December 31, 2001, and June 30, 2001, respectively                    100,327            99,773
       Additional paid-in capital                                                55,478,946        56,064,762
       Note receivable from a shareholder and officer of the Company                (28,000)         (685,500)
       Accumulated deficit                                                      (49,108,339)      (43,568,432)
                                                                               ------------      ------------
              Total shareholders' equity                                          6,442,934        11,910,603
                                                                               ------------      ------------
              Total liabilities and equity                                     $ 16,806,360      $ 23,912,501
                                                                               ============      ============


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                  Six Months Ended
                                                   December 31,                         December 31,
                                          ------------------------------      ------------------------------
                                              2001              2000              2001              2000
                                          ------------      ------------      ------------      ------------

REVENUES:
       Internet services                  $  6,526,257      $  8,659,499      $ 13,789,807      $ 17,598,883
       Other                                    12,756            82,844            47,586           110,346
                                          ------------      ------------      ------------      ------------
           Total                             6,539,013         8,742,343        13,837,393        17,709,229
                                          ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations           3,556,605         6,354,156         7,018,965        12,139,942
       Sales and marketing                      45,049         1,074,478           342,705         2,811,405
       General and administrative            1,408,410         2,377,547         2,971,420         4,555,990
       Provision for bad debt expense          481,474         1,088,792         1,044,002         1,400,000
       Depreciation and amortization         3,871,599         3,988,659         7,752,180         7,976,836
                                          ------------      ------------      ------------      ------------
           Total                             9,363,137        14,883,632        19,129,272        28,884,173
                                          ------------      ------------      ------------      ------------

OPERATING LOSS                              (2,824,124)       (6,141,289)       (5,291,879)      (11,174,944)
INTEREST INCOME (EXPENSE), NET                (151,122)            2,195          (248,028)           (2,575)
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $ (2,975,246)     $ (6,139,094)     $ (5,539,907)     $(11,177,519)
                                          ============      ============      ============      ============

NET LOSS PER COMMON
SHARE:

       BASIC                              $      (0.30)     $      (0.62)     $      (0.55)     $      (1.13)
                                          ============      ============      ============      ============

       DILUTED                            $      (0.30)     $      (0.62)     $      (0.55)     $      (1.13)
                                          ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                10,026,997         9,926,914        10,014,457         9,850,213

       DILUTED                              10,026,997         9,926,914        10,014,457         9,850,213



See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                   December 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------

OPERATING ACTIVITIES:
     Net loss                                                            $ (5,539,907)     $(11,177,519)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                      7,752,180         7,976,836
         Provision for bad debt expense                                     1,044,002         1,400,000
         Non-cash compensation expense                                         54,000           562,500
         Changes in operating assets and liabilities:
             Restricted cash                                                 (200,000)               --
             Accounts receivable                                             (829,667)       (1,303,319)
             Prepaid expenses and other current assets                         20,423          (243,027)
             Other assets                                                      46,378            11,683
             Accounts payable and accrued liabilities                        (230,349)        2,956,910
             Deferred revenue                                                (822,118)          205,891
                                                                         ------------      ------------
                  Net cash provided by operating activities                 1,294,942           389,955
                                                                         ------------      ------------


INVESTING ACTIVITIES
     Purchases of property and equipment                                     (320,357)         (402,584)
                                                                         ------------      ------------
                  Net cash used in investing activities                      (320,357)         (402,584)
                                                                         ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                   18,238            46,148
     Principal payments of capital lease obligations                         (118,211)         (130,865)
     Principal payments of long-term debt                                    (574,982)         (121,852)
                                                                         ------------      ------------
                  Net cash used in financing activities                      (674,955)         (206,569)
                                                                         ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          299,630          (219,198)

CASH AND CASH EQUIVALENTS, beginning of period                              1,513,123         1,373,786
                                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                 $  1,812,753      $  1,154,588
                                                                         ============      ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                              $    108,028      $     37,664
     Capital lease obligations incurred for equipment                    $    107,187      $         --
     Issuance of 200,000 shares of common stock in exchange for note
         receivable from an officer of the company                       $     82,000      $    685,500


See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Basis of Presentation

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K (File No. 000-25147).

2.     Earnings Per Share

       There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the quarter ended December 31, 2001, options to purchase 1,194,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarter ended December 31, 2001, no options to purchase shares of common stock were exercised.

3.     Issuance of Shares of Common Stock

       Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company's board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $54,000 during the six months ended December 31, 2001, which was a result of the decrease in the price of the Company's common stock between July 1, 2001 and December 31, 2001.

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

OVERVIEW

         Internet America is an Internet service provider ("ISP") that offers a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide our subscribers with a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 2001, we served approximately 142,000 subscribers in the southwestern United States.

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

    The execution of our acquisition strategy has increased our amortization expense as the costs of purchasing the subscriber bases are written off. In the coming quarters we expect to report net losses, primarily due to amortization expense, while generating positive EBITDA. There can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future. Recently issued accounting pronouncements may impact the amortization or impairment charges relative to our intangible assets.

    We have an accumulated deficit of $49.1 million at December 31, 2001 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

The following table sets forth certain unaudited financial data for the three months ended December 31, 2001 and 2000. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

                                           Three Months Ended           Three Months Ended
                                            December 31, 2001           December 31, 2000
                                          ---------------------       ---------------------
                                                        % of                         % of
                                           (000's)     Revenues        (000's)      Revenues
                                          ---------    --------       ---------     --------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                  $   6,526        99.8%      $   8,659        99.1%
       Other                                     13         0.2%             83         0.9%
                                          ---------    --------       ---------    --------
                 Total                        6,539       100.0%          8,742       100.0%
                                          ---------    --------       ---------    --------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations            3,557        54.4%          6,354        72.7%
       Sales and marketing                       45         0.7%          1,074        12.3%
       General and administrative             1,408        21.5%          2,377        27.2%
       Provision for bad debt expense           481         7.4%          1,089        12.5%
       Depreciation and amortization          3,872        59.2%          3,989        45.6%
                                          ---------    --------       ---------    --------
                 Total                        9,363       143.2%         14,883       170.2%
                                          ---------    --------       ---------    --------

OPERATING LOSS                               (2,824)      (43.2)%        (6,141)      (70.2)%
INTEREST EXPENSE, NET                          (151)       (2.3)%             2         0.0%
                                          ---------    --------       ---------    --------

NET LOSS                                  $  (2,975)      (45.5)%     $  (6,139)      (70.2)%
                                          =========    ========       =========    ========

NET LOSS PER COMMON SHARE:
       BASIC                              $   (0.30)                  $   (0.62)
                                          =========                   =========

       DILUTED                            $   (0.30)                  $   (0.62)
                                          =========                   =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                 10,027                       9,927

       DILUTED                               10,027                       9,927

OTHER DATA:
   Subscribers at end of period             142,000                     153,000
   EBITDA(1)                                  1,048                      (2,152)
   EBITDA margin(2)                            16.0%                      -24.6%


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

     Total revenue. Total revenue decreased by $2.2 million, or 25.3%, to $6.5 million for the three months ended December 31, 2001, from $8.7 million for the three months ended December 31, 2000. The majority of the decrease in total revenue is attributable to the sale of DSL customers to Covad Communications ("Covad") as part of a settlement agreement with Covad.

     Connectivity and operations. Connectivity and operations expense decreased by $2.8 million, or 43.8%, to $3.6 million for the three months ended December 31, 2001, from $6.4 million for the three months ended December 31, 2000. As a percentage of revenue, connectivity and operations expense decreased to 54.4% for the three months ended December 31, 2001, from 72.7% for the three months ended December 31, 2000. These decreases are primarily due to the costs eliminated as a result of the sale of DSL customers to Covad and our consolidation of operations.

     Sales and marketing. Sales and marketing expense decreased by $1.0 million, or 90.9%, to $45,000 for the three months ended December 31, 2001, compared to $1.1 million for the three months ended December 31, 2000. The majority of the decrease relates to a reduction of television advertising in all markets.

     General and administrative. General and administrative expense decreased by $1.0 million, or 41.7%, to $1.4 million for the three months ended December 31, 2001, from $2.4 million for the three months ended December 31, 2000. General and administrative expense as a percentage of total revenue decreased to 21.5% for the three months ended December 31, 2001, from 27.2% for the three months ended December 31, 2000. The majority of the decrease is related to our consolidation of operations. In addition, general and administrative expense for the three months ended December 31, 2000 includes $275,000 in non-cash compensation expense related to an officer's stock purchase agreement compared to $54,000 for the three months ended December 31, 2001.

     Provision for bad debt. Provision for bad debt expense decreased by $608,000, or 55.8%, to $481,000 for the three months ended December 31, 2001, compared to $1.1 million for the three months ended December 31, 2000. For the three months ended December 31, 2000, there was a significant charge to bad debt expense due to an evaluation of the collectibility of accounts receivable.

     Depreciation and amortization. Depreciation and amortization decreased slightly by $100,000, or 2.5%, to $3.9 million for the three months ended December 31, 2001, from $4.0 million for the three months ended December 31, 2000.

     Interest expense, net. Interest expense was $151,000 for the three months ended December 31, 2001 compared to interest income of $2,000 for the three months ended December 31, 2000. The interest expense for the three months ended December 31, 2001 is mainly due to $80,000 related to post-judgement interest on an adverse judgement in a lawsuit and $66,000 in interest expense related to a $3.3 million letter of credit agreement with the Company's Chairman, William O. Hunt.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

The following table sets forth certain unaudited financial data for the six months ended December 31, 2001 and 2000. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

                                                  Six Months Ended           Six Months Ended
                                                  December 31, 2001          December 31, 2000
                                              ------------------------    -----------------------
                                                                % of                      % of
                                               (000's)        Revenues     (000's)       Revenues
                                              ---------       --------    ---------      --------

STATEMENT OF OPERATIONS DATA:

REVENUES:
       Internet services                      $  13,790          99.7%    $  17,599         99.4%
       Other                                         47           0.3%          110          0.6%
                                              ---------       -------     ---------      -------
                 Total                           13,837         100.0%       17,709        100.0%
                                              ---------       -------     ---------      -------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations                7,019          50.7%       12,140         68.6%
       Sales and marketing                          343           2.5%        2,811         15.9%
       General and administrative                 2,971          21.5%        4,556         25.7%
       Provision for bad debt expense             1,044           7.5%        1,400          7.9%
       Depreciation and amortization              7,752          56.0%        7,977         45.0%
                                              ---------       -------     ---------      -------
                 Total                           19,129         138.2%       28,884        163.1%
                                              ---------       -------     ---------      -------

OPERATING LOSS                                   (5,292)        (38.2)%     (11,175)       (63.1)%
INTEREST EXPENSE, NET                              (248)         (1.8)%          (3)        (0.0)%
                                              ---------       -------     ---------      -------

NET LOSS                                      $  (5,540)        (40.0)%   $ (11,178)       (63.1)%
                                              =========       =======     =========      =======

NET LOSS PER COMMON SHARE:
       BASIC                                  $   (0.55)                  $   (1.13)
                                              =========                   =========

       DILUTED                                $   (0.55)                  $   (1.13)
                                              =========                   =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

       BASIC                                     10,014                       9,850

       DILUTED                                   10,014                       9,850

OTHER DATA:
   Subscribers at end of period                 142,000                     153,000
   EBITDA(1)                                      2,460                      (3,198)
   EBITDA margin (2)                               17.8%                      -18.1%
CASH FLOW DATA:
   Cash flow from operations                      1,295                         390
   Cash flow used in investing activities           320                         403
   Cash flow used in financing activities           675                         207


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

     Total revenue. Total revenue decreased by $3.9 million, or 22.0%, to $13.8 million for the six months ended December 31, 2001, from $17.7 million for the six months ended December 31, 2000. The decrease in total revenue is attributable to the sale of DSL customers to Covad as part of a settlement agreement with Covad.

     Connectivity and operations. Connectivity and operations expense decreased by $5.1 million, or 42.1%, to $7.0 million for the six months ended December 31, 2001, from $12.1 million for the six months ended December 31, 2000. As a percentage of revenue, connectivity and operations expense decreased to 50.7% for the six months ended December 31, 2001, from 68.6% for the six months ended December 31, 2000. The decrease is primarily due to the costs eliminated as a result of the sale of DSL customers to Covad and our consolidation of operations.

     Sales and marketing. Sales and marketing expense decreased by $2.5 million, or 89.3%, to $343,000 for the six months ended December 31, 2001, compared to $2.8 million for the six months ended December 31, 2000. The majority of the decrease relates to a reduction of television advertising in all markets.

     General and administrative. General and administrative expense decreased by $1.6 million, or 34.8%, to $3.0 million for the six months ended December 31, 2001, from $4.6 million for the six months ended December 31, 2000. General and administrative expense as a percentage of total revenue decreased to 21.5% for the six months ended December 31, 2001, from 25.7% for the six months ended December 31, 2000. General and administrative expense for the six months ended December 31, 2000 includes $562,500 in non-cash compensation expense related to an officer's stock purchase agreement compared to $54,000 for the six months ended December 31, 2001. The remainder of the decrease is related to consolidation of operations.

     Depreciation and amortization. Depreciation and amortization decreased by $200,000, or 2.5%, to $7.8 million for the six months ended December 31, 2001, from $8.0 million for the six months ended December 31, 2000.

     Interest expense, net. Interest expense was $248,000 for the six months ended December 31, 2001 compared to interest expense of only $3,000 for the six months ended December 31, 2000. The interest expense for the six months ended December 31, 2001 is mainly due to $160,000 related to post-judgement interest on an adverse judgement in a lawsuit and $77,000 in interest expense related to a $3.3 million letter of credit agreement with the Company's Chairman, William
O. Hunt.


LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and revenue collections. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. We used a portion of the proceeds of the offering to repay approximately $2.1 million in shareholder notes and certain other indebtedness

     Cash provided by operating activities totaled $1.3 million and $390,000 for the six months ended December 31, 2001 and 2000, respectively. Cash provided by operating activities for the six months ended December 31, 2001 was positively impacted by $2.5 million in EBITDA and offset by an $822,000 decrease in deferred revenue.

     Cash used in investing activities totaled $320,000 and $403,000 for the six months ended December 31, 2001 and 2000, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

     Cash used in financing activities totaled $675,000 and $207,000 for the six months ended December 31, 2001 and 2000, respectively. Cash used in financing activities for the six months ended December 31, 2001 consisted mainly of payments of $575,000 to service debt and capital lease obligations.

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

     We estimate that cash on hand of $1.8 million at December 31, 2001 along with anticipated revenues and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2002 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expand into new markets.

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


"SAFE HARBOR" STATEMENT

     The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, (2) we will not be competitive with existing or new competitors, (3) we will not be able to sustain positive EBITDA, (4) we will not keep up with industry pricing or technological developments impacting the Internet, (5) we will not successfully integrate acquisitions, achieve further operating efficiencies or sustain current operating efficiencies (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See disclosures set forth in our Quarterly Report on Form 10-Q for our first fiscal quarter ended September 30, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On November 20, 2001, the Company held its 2001 annual meeting of shareholders, at which the shareholders voted as follows:

                                                                 AUTHORITY
       MATTER VOTED ON                      SHARES VOTED FOR      WITHHELD
       ---------------                      ----------------     ---------

The election of Jack T. Smith to the
board of directors                             7,040,068          83,686

The election of Peter C. Gibbons to the
board of directors                             7,040,528          83,226


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



                                          INTERNET AMERICA, INC.
                                          (Registrant)

Date:  02/14/02                           By:   /s/ Jack T. Smith
                                          -------------------------------------
                                          Jack T. Smith
                                          President and Chief Executive Officer

Date:  02/14/02                           By:   /s/ Mark Novy
                                          -------------------------------------
                                          Mark Novy
                                          Chief Accounting Officer

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

         ----------

               (1)  See note 2 to the financial statements.