Form 10-Q
period 2002-03-31
INTERNET AMERICA INC
filed 2002-05-15
CIK 1001279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM _________ TO _____

                        COMMISSION FILE NUMBER 000-25147

                             INTERNET AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

                      TEXAS                              86-0778979
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)           Identification Number)

      350 N. ST. PAUL, SUITE 3000, DALLAS, TX              75201
      Address of principal executive offices)            (Zip Code)


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

                           OUTSTANDING AT MAY 10, 2002
                        --------------------------------

                Common Stock at $.01 par value: 10,105,249 shares

                                =================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,         June 30,
                                                                            2002              2001
                                                                        -------------     ------------
                               ASSETS                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                             $   2,578,340     $  1,513,123
  Restricted cash                                                             200,000                -
  Accounts receivable, net of allowance for uncollectible
    accounts of $2,636,117 and $1,857,790 as of March 31, 2002
    and June 30, 2001, respectively                                         1,345,968        1,726,551
  Prepaid expenses and other current assets                                   363,784          375,818
                                                                        -------------     ------------
        Total current assets                                                4,488,092        3,615,492

Property and equipment, net                                                 1,215,256        1,642,763

Other assets, net                                                           7,991,019       18,654,246
                                                                        -------------     ------------

        Total assets                                                    $  13,694,367     $ 23,912,501
                                                                        =============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                $   1,439,621     $  2,046,823
  Accrued liabilities                                                       2,035,274        1,484,940
  Deferred revenue                                                          3,274,209        4,367,516
  Current maturities of capital lease obligations                              87,122          178,745
  Current maturities of long-term debt                                         22,774          603,557
                                                                        -------------     ------------
        Total current liabilities                                           6,859,000        8,681,581

Capital lease obligations, net of current portion                              49,875           19,899
Long-term debt, net of current portion                                              -              418
Accrued lawsuit expense                                                     3,300,000        3,300,000
                                                                        -------------     ------------
        Total liabilities                                                  10,208,875       12,001,898
                                                                        -------------     ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 40,000,000 shares authorized,
    10,065,279 and 9,977,278  issued and outstanding at
    March 31, 2002 and June 30, 2001, respectively                            100,645           99,773
  Additional paid-in capital                                               55,547,229       56,064,762
  Note receivable from a shareholder and officer of the Company               (82,000)        (685,500)
  Accumulated deficit                                                     (52,080,382)     (43,568,432)
                                                                        -------------     ------------
        Total shareholders' equity                                          3,485,492       11,910,603
                                                                        -------------     ------------

        Total liabilities and equity                                    $  13,694,367     $ 23,912,501
                                                                        =============     ============

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                          March 31,                      March 31,
                                                  -------------------------     --------------------------
                                                      2002          2001            2002           2001
                                                  -----------   -----------     -----------   ------------
REVENUES:
       Internet services                          $ 6,183,422   $ 8,693,957     $19,973,230   $ 26,292,840
       Other                                           12,425        63,636          60,010        173,982
                                                  -----------   -----------     -----------   ------------
          Total                                     6,195,847     8,757,593      20,033,240     26,466,822
                                                  -----------   -----------     -----------   ------------

OPERATING COSTS AND EXPENSES:
       Connectivity and operations                  2,954,660     5,565,696       9,973,625     17,705,638
       Sales and marketing                            230,626       217,002         573,331      3,028,407
       General and administrative                   1,399,920     1,922,319       4,371,341      6,478,309
       Provision for bad debt expense                 537,443       615,000       1,581,445      2,015,000
       Depreciation and amortization                3,902,587     3,905,377      11,654,767     11,882,213
                                                  -----------   -----------     -----------   ------------
          Total                                     9,025,236    12,225,394      28,154,509     41,109,567
                                                  -----------   -----------     -----------   ------------

OPERATING LOSS                                     (2,829,389)   (3,467,801)     (8,121,269)   (14,642,745)
INTEREST INCOME (EXPENSE), NET                       (142,654)        6,414        (390,681)         3,839
                                                  -----------   -----------     -----------   ------------

NET LOSS                                          $(2,972,043)  $(3,461,387)    $(8,511,950)  $(14,638,906)
                                                  ===========   ===========     ===========   ============
NET LOSS PER COMMON SHARE:
       BASIC                                      $     (0.30)  $     (0.35)    $     (0.85)  $      (1.48)
                                                  ===========   ===========     ===========   ============
       DILUTED                                    $     (0.30)  $     (0.35)    $     (0.85)  $      (1.48)
                                                  ===========   ===========     ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       BASIC                                       10,064,571     9,950,608      10,030,918      9,883,189
       DILUTED                                     10,064,571     9,950,608      10,030,918      9,883,189

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
OPERATING ACTIVITIES:
     Net loss                                                                    $ (8,511,950)  $(14,638,906)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                             11,654,767     11,882,213
         Provision for bad debt expense                                             1,581,445      2,015,000
         Non-cash compensation expense                                                 60,000        587,500
         Changes in operating assets and liabilities:
             Restricted cash                                                         (200,000)             -
             Accounts receivable                                                   (1,200,862)    (1,952,115)
             Prepaid expenses and other current assets                                 12,034       (469,978)
             Other assets                                                              47,158          6,318
             Accounts payable and accrued liabilities                                 (56,868)     2,665,407
             Deferred revenue                                                      (1,093,307)       106,747
                                                                                 ------------   ------------
                  Net cash provided by operating activities                         2,292,417        202,186
                                                                                 ------------   ------------
INVESTING ACTIVITIES
     Purchases of property and equipment                                             (503,509)      (456,553)
                                                                                 ------------   ------------
                  Net cash used in investing activities                              (503,509)      (456,553)
                                                                                 ------------   ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                           26,839         59,296
     Principal payments of capital lease obligations                                 (169,329)      (191,776)
     Principal payments of long-term debt                                            (581,201)      (158,123)
                                                                                 ------------   ------------
                  Net cash used in financing activities                              (723,691)      (290,603)
                                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,065,217       (544,970)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,513,123      1,373,786
                                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                                         $  2,578,340   $    828,816
                                                                                 ============   ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                      $    170,682   $     67,561
     Capital lease obligations incurred for equipment                            $    107,187   $          -
     Issuance of 200,000 shares of common stock in exchange
       for note receivable from an officer of the company                        $     82,000   $    685,500

See accompanying notes to condensed financial statements.

                     INTERNET AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K (File No 000-25147).

2.   Earnings Per Share

     There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share ("EPS"). During the three and nine months ended March 31, 2002, options to purchase 1,194,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the three and nine months ended March 31, 2002, no options to purchase shares of common stock were exercised.

3.   Issuance of Shares of Common Stock

     Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company's board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $60,000 during the nine months ended March 31, 2002, which was a result of the decrease in the price of the Company's common stock between July 1, 2001 and March 31, 2002.

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

5.   Letter of Credit Security Commitment Agreement

     On September 18, 2001, the company entered into a Letter of Credit Security Commitment Agreement with the Company's Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with a judgment entered against the Company. Under this agreement, Mr. Hunt collateralized a letter of credit in the amount of $3.3 million and the Company agreed to pay Mr. Hunt a commitment fee of 8% per annum, paid quarterly. If the Company reduces the collateral amount by substituting an alternative collateral for the letter of credit, then Mr. Hunt would have a ninety day option to purchase shares of common stock of the Company equal in value to all or a portion of the amount of the reduction, based on when it occurs. The purchase price would be $0.35 per share. If a reduction had occurred within the six months following the agreement, Mr. Hunt could have purchased shares of common stock of the Company equal in value to one-half of the amount of the reduction, and if a reduction occurs after this six month period, Mr. Hunt could purchase shares of common stock of the Company equal in value to the full amount of the reduction.

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

Overview

          Internet America is an Internet service provider ("ISP") that offers a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide our subscribers with a high quality Internet experience with fast, reliable service and responsive customer care. As of March 31, 2002, we served approximately 137,000 subscribers in the southwestern United States.

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

     Given the high level of competition in the industry for new subscribers, we will be more selective with investing in direct response advertising. We plan to concentrate our direct response advertising more heavily in markets where we have established branding other than in new markets.

     The execution of our acquisition strategy has increased our amortization expense as the costs of purchasing the subscriber bases are written off. In the next quarter we expect to report a net loss, primarily due to amortization expense, while generating positive EBITDA. For the next fiscal year, we expect to report net income due to the elimination of amortization expense since the majority of intangible assets will be written off by the end of the current fiscal year ended June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets will result in no amortization expense. However, there can be no assurance we will be able to sustain positive EBITDA or net income in the future.

     We have an accumulated deficit of $52.1 million at March 31, 2002 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The following table sets forth certain unaudited financial data for the three months ended March 31, 2002 and 2001. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

                                                         Three Months Ended        Three Months Ended
                                                           March 31, 2002           March 31, 2001
                                                        ---------------------     -------------------
                                                                       % of                    % of
                                                         (000's)     Revenues      (000's)   Revenues
                                                        --------     --------     --------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
     Internet services                                  $  6,184        99.8%     $  8,694      99.3%
     Other                                                    12         0.2%           64       0.7%
                                                        --------     --------     --------   --------
               Total                                       6,196       100.0%        8,758     100.0%
                                                        --------     --------     --------   --------
OPERATING COSTS AND EXPENSES:
     Connectivity and operations                           2,954        47.7%        5,566      63.6%
     Sales and marketing                                     231         3.7%          217       2.5%
     General and administrative                            1,400        22.6%        1,922      21.9%
     Provision for bad debt expense                          537         8.7%          615       7.0%
     Depreciation and amortization                         3,903        63.0%        3,905      44.6%
                                                        --------     --------     --------   --------
               Total                                       9,025       145.7%       12,225     139.6%
                                                        --------     --------     --------   --------

OPERATING LOSS                                            (2,829)      (45.7%)      (3,467)    (39.6%)
INTEREST EXPENSE, NET                                       (143)       (2.3%)           6       0.1%
                                                        --------     --------     --------   --------

NET LOSS                                                $ (2,972)      (48.0%)    $ (3,461)    (39.5%)
                                                        ========     ========     ========   ========
NET LOSS PER COMMON SHARE:
     BASIC                                              $  (0.30)                 $  (0.35)
                                                        ========                  ========
     DILUTED                                            $  (0.30)                 $  (0.35)
                                                        ========                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC                                                10,065                     9,951

     DILUTED                                              10,065                     9,951

OTHER DATA:
   Subscribers at end of period                          137,000                   147,000
   EBITDA(1)                                               1,073                       438
   EBITDA margin (2)                                       17.3%                      5.0%

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

     Total revenue. Total revenue decreased by $2.6 million, or 29.5%, to $6.2 million for the three months ended March 31, 2002, from $8.8 million for the three months ended March 31, 2001. The majority of the decrease in total revenue is attributable to the sale of DSL customers to Covad Communications ("Covad") as part of a settlement agreement with Covad.

     Connectivity and operations. Connectivity and operations expense decreased by $2.6 million, or 46.9%, to $3.0 million for the three months ended March 31, 2002, from $5.6 million for the three months ended March 31, 2001. As a percentage of revenue, connectivity and operations expense decreased to 47.7% for the three months ended March 31, 2002, from 63.6% for the three months ended March 31, 2001. These decreases are primarily due to the costs eliminated as a result of the sale of DSL customers to Covad and our consolidation of operations.

     Sales and marketing. Sales and marketing expense increased slightly by $14,000, or 6.5%, to $231,000 for the three months ended March 31, 2002, compared to $217,000 for the three months ended March 31, 2001.

     General and administrative. General and administrative expense decreased by $522,000, or 27.2%, to $1.4 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001. The majority of the decrease is related to our consolidation of operations. General and administrative expense as a percentage of total revenue increased to 22.6% for the three months ended March 31, 2002, from 21.9% for the three months ended March 31, 2001.

     Provision for bad debt. Provision for bad debt expense decreased by $78,000 or 12.7%, to $537,000 for the three months ended March 31, 2002, compared to $615,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, the significant charge to bad debt expense is related to the aging of customer accounts that are at least 90 days old.

     Depreciation and amortization. Depreciation and amortization remained fairly flat at $3.9 million for the three months ended March 31, 2002 and 2001. Beginning with the three months ended September 30, 2002, we expect to have no amortization expense due to the fact that the majority of the intangible assets will be fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets will result in no amortization expense. Amortization expense was $3.5 million for the three months ended March 31, 2002.

     Interest expense, net. Interest expense was $143,000 for the three months ended March 31, 2002 compared to interest income of $6,000 for the three months ended March 31, 2001. The interest expense for the three months ended March 31, 2002 is mainly due to post-judgment interest of approximately $80,000 related to an adverse judgment in a lawsuit and $66,000 in interest expense related to a $3.3 million letter of credit agreement with the Company's Chairman, William O. Hunt, which are offset by interest income.

Results of Operations

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2002 and 2001. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

                                                         Nine Months Ended         Nine Months Ended
                                                           March 31, 2002           March 31, 2001
                                                        ---------------------     -------------------
                                                                       % of                    % of
                                                         (000's)     Revenues      (000's)   Revenues
                                                        --------     --------     --------   --------
STATEMENT OF OPERATIONS DATA:
REVENUES:

     Internet services                                  $ 19,973        99.7%     $ 26,293      99.3%
     Other                                                    60         0.3%          174       0.7%
                                                        --------     --------     --------   --------
               Total                                      20,033       100.0%       26,467     100.0%
                                                        --------     --------     --------   --------

OPERATING COSTS AND EXPENSES:
     Connectivity and operations                           9,974        49.8%       17,706      66.9%
     Sales and marketing                                     573         2.9%        3,028      11.4%
     General and administrative                            4,371        21.8%        6,478      24.5%
     Provision for bad debt expense                        1,581         7.9%        2,015       7.6%
     Depreciation and amortization                        11,655        58.2%       11,882      44.9%
                                                        --------     --------     --------   --------
               Total                                      28,154       140.5%       41,109     155.3%
                                                        --------     --------     --------   --------

OPERATING LOSS                                            (8,121)      (40.5%)     (14,642)    (55.3%)
INTEREST EXPENSE, NET                                       (391)       (2.0%)           4       0.0%
                                                        --------     --------     --------   --------

NET LOSS                                                $ (8,512)      (42.5%)    $(14,638)    (55.3%)
                                                        ========     ========     ========   ========
NET LOSS PER COMMON SHARE:
     BASIC                                              $  (0.85)                 $  (1.48)
                                                        ========                  ========
     DILUTED                                            $  (0.85)                 $  (1.48)
                                                        ========                  ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

     BASIC                                                10,031                     9,883

     DILUTED                                              10,031                     9,883

OTHER DATA:
   Subscribers at end of period                          137,000                   147,000
   EBITDA(1)                                               3,533                    (2,760)
   EBITDA margin (2)                                        17.6%                    -10.4%
CASH FLOW DATA:
   Cash flow from operations                               2,292                       202
   Cash flow used in investing activities                    504                       457
   Cash flow used in financing activities                    724                       291

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

     Total revenue. Total revenue decreased by $6.5 million, or 24.3%, to $20.0 million for the nine months ended March 31, 2002, from $26.5 million for the nine months ended March 31, 2001. The decrease in total revenue is primarily attributable to the sale of DSL customers to Covad as part of a settlement agreement with Covad.

     Connectivity and operations. Connectivity and operations expense decreased by $7.7 million, or 43.7%, to $10.0 million for the nine months ended March 31, 2002, from $17.7 million for the nine months ended March 31, 2001. As a percentage of revenue, connectivity and operations expense decreased to 49.8% for the nine months ended March 31, 2002, from 66.9% for the nine months ended March 31, 2001. The decrease is primarily due to the costs eliminated as a result of the sale of DSL customers to Covad and our consolidation of operations.

     Sales and marketing. Sales and marketing expense decreased by approximately $2.4 million, or 81.1%, to $600,000 for the nine months ended March 31, 2002, compared to $3.0 million for the nine months ended March 31, 2001. The majority of the decrease relates to a reduction of television advertising in all markets.

     General and administrative. General and administrative expense decreased by $2.1 million, or 32.5%, to $4.4 million for the nine months ended March 31, 2002, from $6.5 million for the nine months ended March 31, 2001. General and administrative expense as a percentage of total revenue decreased to 21.8% for the nine months ended March 31, 2002, from 24.5% for the nine months ended March 31, 2001. General and administrative expense for the nine months ended March 31, 2001 includes $588,000 in non-cash compensation expense related to an officer's stock purchase agreement compared to $60,000 for the nine months ended March 31, 2002. The remainder of the decrease is related to consolidation of operations.

     Provision for bad debt. Provision for bad debt expense decreased by $400,000 or 21.5%, to $1.6 million for the nine months ended March 31, 2002, compared to $2.0 million for the nine months ended March 31, 2001. For the nine months ended March 31, 2002, the significant charge to bad debt expense is related to the aging of customer accounts that are at least 90 days old.

     Depreciation and amortization. Depreciation and amortization decreased by $200,000, or 1.9%, to $11.7 million for the nine months ended March 31, 2002, from $11.9 million for the nine months ended March 31, 2001. Beginning with the three months ended September 30, 2002, we expect to have no amortization expense due to the fact that the majority of the intangible assets will be fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets will result in no amortization expense. Amortization expense was $10.6 million for the nine months ended March 31, 2002.

     Interest expense, net. Interest expense was $391,000 for the nine months ended March 31, 2002 compared to interest income of only $4,000 for the nine months ended March 31, 2001. The interest expense for the nine months ended March 31, 2002 is mainly due to post-judgment interest of approximately $240,000 related to an adverse judgment in a lawsuit and $143,000 in interest expense related to a $3.3 million letter of credit agreement with the Company's Chairman, William O. Hunt.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and revenue collections. We completed an initial public offering in December 1998 and received net proceeds of approximately $19.8 million. We used a portion of the proceeds of the offering to repay approximately $2.1 million in shareholder notes and certain other indebtedness

     Cash provided by operating activities totaled $2.3 million and $202,000 for the nine months ended March 31, 2002 and 2001, respectively. Cash provided by operating activities for the nine months ended March 31, 2002 was positively impacted by $3.5 million in EBITDA and offset by a $1.1 million decrease in deferred revenue.

     Cash used in investing activities totaled $503,000 and $457,000 for the nine months ended March 31, 2002 and 2001, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

     Cash used in financing activities totaled $723,000 and $291,000 for the nine months ended March 31, 2002 and 2001, respectively. Cash used in financing activities for the nine months ended March 31, 2002 consisted mainly of payments of $750,000 to service debt and capital lease obligations.

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

     We estimate that cash on hand of $2.6 million at March 31, 2002 along with anticipated revenues and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2002 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expand into new markets.

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

          ---------------------------------

               (1)  See note 2 to the financial statements.


     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter for which this report is filed.

          SIGNATURES
            ------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTERNET AMERICA, INC.
                    (Registrant)

Date:  05/15/02     By:   /s/ Jack T. Smith
                    ------------------------------------------
                    Jack T. Smith
                    President and Chief Executive Officer


Date:  05/15/02     By:   /s/ Mark Novy
                    ------------------------------------------
                    Mark Novy
                    Chief Accounting Officer

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

     11   Computation of earnings per share (1)

          --------------------------------

               (1)  See note 2 to the financial statements.