Form 10-K
period 2002-06-30
INTERNET AMERICA INC
filed 2002-09-20
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2002

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-25147

Internet America, Inc.
(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 N. St. Paul, Suite 3000	75201
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

(214) 861-2500
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(Not applicable)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Based upon the closing price of the registrant’s Common Stock on September 16, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $1,530,746.*

The number of shares of Common Stock outstanding as of September 16, 2002 was 10,167,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 11, 2002, to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

*
Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s Common Stock are considered to be affiliates.

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement.”

PART I

Item 1.     Business

General

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 2002, we served approximately 125,000 subscribers. Internet America was incorporated in Texas in 1995 and currently has operations in Texas and Louisiana. Our business model is to create high user density in each geographic area we serve, which allows us to realize substantial marketing and operating efficiencies. Our growth strategy focuses on growth in operating cash flow while maintaining reasonable revenue growth. We will maintain our focus on the high user density model.

Elements of our growth strategy include:

Creative Use of Advertising and Direct Marketing to Maintain the Internet America Brand.    We have used primarily outdoor billboard, radio and print media advertising. We are currently developing and using several direct marketing techniques. See “— Marketing,” below.

Attract New Subscribers and Migrate Existing Subscribers to Our Broadband Products.    We emphasize our broadband products in marketing efforts to increase our total subscriber base and our average revenue per subscriber.

Cost-Effective Development of Network Infrastructure.    We deploy network infrastructure in a disciplined manner to achieve substantial economies of scope and scale. We have been consolidating our Texas operations and have realized substantial efficiencies from this consolidation. With our “Virtual POP” architecture, we can provide local access services quickly and efficiently without investing in additional physical infrastructure. See “— Infrastructure,” below.

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

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, colocation and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. We bill most consumer subscribers through automatic charges to their credit cards or bank accounts, and we bill our business customers by monthly invoices. We offer discounts on almost all of our services for subscribers who prepay for a longer term.

High Speed Connectivity; DSL Services.    We offer broadband connectivity for business and consumers, including dedicated 56k dialup, 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M/768k Asymmetrical Digital Subscriber Lines (ADSL), 192k to 1.5M Symmetrical Digital Subscriber Lines (SDSL), fractional to full T-1, and DS-3 level connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

Dial-Up Internet Access.    Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses, personal Web sites and enhanced USENET news access.

USENET.    Our Airnews.net product provides access to Internet America’s newsgroup services for subscribers of other Internet services and on a wholesale basis to other businesses or ISPs. As of June 30, 2002, there were approximately 4,600 Airnews.net subscribers.

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

Individuals accessing the Internet have many different operating system, hardware and network configurations, coupled with varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

•	Problems affecting a variety of hardware systems

•	Start-up or other basic problems of new subscribers or new Internet users

•	Highly technical issues that sophisticated users may encounter

•	Operating system defects/workarounds.

We had approximately 90 customer care employees at June 30, 2002. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. The customer care department is organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers’ technical problems, our customer care department answers questions about account status, provisions new product requests and provides configuration information.

We maintain a comprehensive description of our customer care services on our Web site, as well as troubleshooting tips and configuration information. Additionally, we offer our subscribers free educational classes, which are held monthly in our Dallas office. Subscribers can also obtain recorded system and network status reports at any time and review extensive system and network performance on the World Wide Web.

Marketing

Our marketing strategy focuses on penetration of high density urban markets in order to acquire a critical mass of subscribers to support profitable operations. Our approach combines direct response marketing and brand building advertising. In the past, we have used primarily outdoor billboard, radio and print media advertising but we are now focusing on various direct marketing techniques. We believe that the demand for high-speed connectivity will continue to grow and our advertising will focus on high speed broadband services as well as our narrowband products.

Infrastructure

Our network provides subscribers with local dial-up and broadband (DSL) access in all major metropolitan areas of Texas, as well as dial-up access in many tier 2 and tier 3 cities. Our systems and network infrastructure is designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimizes the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

Physical and Virtual POPs.    Subscribers dial a local phone number and connect to one of our points of presence (POPs), consisting of inbound telephone lines, modems and related computer equipment. The POPs are either facilities owned by Internet America or “Virtual POPs” owned by telecommunication companies. Virtual POP architecture allows us to provide local access services without deploying additional physical infrastructure. The Virtual POP architecture enables subscribers to dial a local phone number and connect to a modem owned and housed by a telecommunications provider. The subscriber’s data call is then routed across leased lines to our internal network. Unlike simply leasing network capacity from a third-party provider, the Virtual POP architecture allows us to maintain substantial control over quality of service and capacity. The benefits of this architecture include substantially reduced capital expenditures and reduced exposure to technological obsolescence. In addition, when entering new markets, the Virtual POP architecture allows us to more precisely match capacity needs to actual sales in that market.

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

We also maintain a Network Operations Control Center (“NOCC”) in Dallas, which is staffed 24 hours a day. The NOCC is responsible for monitoring the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure. The NOCC is responsible for operational communications among internal departments and is also responsible for communication with external service providers. Sophisticated historical and statistical analysis software used in the NOCC provides data about the quality of service most subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed.

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

Proprietary Rights

General.    We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “PDQ.Net,” “ExpressLane DSL,” “Airmail.net,” “Airnews.net” and “Airweb.net” are registered service marks of Internet America or its subsidiaries. We have applied to register “Airscreen.net.”

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market include pricing, access speed, a reputation for reliability and service, effective customer support, and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

•	commercial online service providers, such as AOL Time Warner and the Microsoft Network;

•	national ISPs, such as EarthLink and Prodigy;

•	national telecommunications providers, such as AT&T, Qwest, WorldCom and Sprint;

•	regional telecommunications providers, such as SBC Communications;

•	free and low cost providers, such as United Online;

•	numerous regional and local ISPs;

•	computer hardware and software companies, and other technology companies, such as IBM, Microsoft, Dell and Gateway;

•	cable operators, such as Time Warner and AT&T;

•	fixed wireless communications companies; and

•	satellite companies.

The market for broadband services is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer. We have to rely on local loop providers with which we compete to provide DSL services to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers. Furthermore, other methods of broadband delivery which we do not currently offer, such as cable or wireless transmission, may be more successful than DSL.

Most of the major long-distance companies offer Internet access services and compete with us. Local exchange carriers, including regional Bell operating companies and competitive local exchange carriers, have also entered the Internet service provider market. We expect to continue to experience competition from the traditional telecommunications carriers, many of which have greater coverage and market presence, as well as substantial financial, technical and marketing resources. These telecommunications providers may have the ability to bundle Internet access with basic local and long-distance voice services, which may make it difficult for us to compete effectively.

We also face competition from companies that provide connections to consumers’ homes, including national and regional telecommunications providers, cable companies, electric utility companies and terrestrial and satellite wireless communications companies. For example, cable television operators offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. These companies include Internet access in the basic bundle of services, or offer such access for a nominal additional charge, and could prevent us from delivering Internet access through wire and cable connections owned by these competitors.

Our competition is likely to continue increasing, especially as diversified telecommunications and media companies begin providing Internet services, ISPs consolidate into larger more competitive companies and new competitors enter the Internet services market. The ability of these competitors or others to enter into business combinations, strategic alliances or joint ventures or to bundle services and products with Internet access could put us at a significant competitive disadvantage.

Government Regulation

We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as “information service providers” rather than regulated “telecommunications providers” under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers. However, we provide Internet access through transmissions over public telephone lines, which transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions. Changes in the FCC’s policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business. If we became classified as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, could impede our ability to compete for broadband customers and could cause us to have to increase prices for our services.

For example, Internet access providers currently are not required to pay carrier access charges. If Internet communications become regulated by the FCC in the same manner as traditional telecommunications services, access fees similar to those paid by long distance telephone carriers could be imposed on Internet access providers. Access fees could increase the cost of the Internet to users, most of whom currently enjoy unlimited, flat-fee usage. This in turn could slow the growth of the Internet and cause an adverse effect on our business. The FCC also does not currently require ISPs to contribute to the Universal Service Fund (although most telecommunications providers charge these fees to their customers, including us). Telecommunications carriers are actively seeking reconsideration or reversal of the FCC decisions regarding universal service as well as carrier access fees. In addition, a reclassification of Internet services as telecommunications services would jeopardize Internet access providers’ current right to nondiscriminatory access to the telephone lines owned by incumbent local telephone companies for use for broadband services. We cannot predict the outcome of FCC proceedings or other federal legislation, but if adopted, these and other regulatory actions could have a material adverse effect on our business, financial condition and results of operation. Finally, any change in the FCC’s policy of not regulating Internet access providers may cause states to regulate aspects of our business as telecommunications services.

The FCC also does not currently regulate the use of cable infrastructure for Internet access as a telecommunications service or cable service. This classification will likely protect cable modem service providers from regulation, including regulations requiring open access to cable infrastructure. Although some cable operators are voluntarily providing access to competing service providers, the FCC’s classifications decrease our potential to provide Internet access services via the cable television infrastructure.

We may be liable for information disseminated through our network. A number of lawsuits have sought to impose liability on Internet service providers for defamatory speech, fraud, privacy violations, and infringement of copyrighted materials, as well as violations of the Communications Decency Act of 1996. Although we do not monitor the content of our subscribers’ Internet transmissions, a court may determine that we have knowledge of such content and/or are liable for such content. Although no such claims or lawsuits have been asserted against us to date and certain federal laws may mitigate the risk of our exposure, there can be no assurance if we were prosecuted that we would have any defenses to liability.

Due to the increasing popularity and use of the Internet, it is possible that additional laws, regulations, or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2002, we employed approximately 160 people, almost all of whom are full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Executive Officers

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Jack T. Smith	49	President, Chief Executive Officer and Director
Peter C. Gibbons	38	Executive Vice President and Chief Operating Officer
Elizabeth P. Daane	36	Vice President, General Counsel and Secretary

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

Peter C. Gibbons joined us in October 2000 as Executive Vice President and Chief Operating Officer and has served as one of our directors since February 2001. Mr. Gibbons previously was employed by Media Highway, an integrated practice management software provider, where, as Vice President — Engineering, he was responsible for all information and network services, as well as the development and implementation of that company’s software products. Prior to joining Media Highway, Mr. Gibbons was a Regional Territory Manager at ACI US, Inc., now 4D, Inc., a provider of database software development tools. From 1990 to 1994, he was President, Chief Executive Officer and a director of Software Engineering Professionals, Inc. Mr. Gibbons began his career as a Systems Engineer at Texas Instruments.

Elizabeth Palmer Daane joined us in August 1999 as Vice President, General Counsel and Secretary. Prior to joining us, Ms. Daane was an attorney at the law firm of Jackson Walker LLP, where she specialized in corporate and securities law.

Item 2.    Properties

Our corporate headquarters are located in downtown Dallas, Texas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist. We lease approximately 30,000 square feet in Dallas, Texas and approximately 10,600 square feet in Houston, Texas under multiple leases. All systems, sales and technical support functions take place in our Dallas and Houston facilities. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Item 3.    Legal Proceedings

On September 12, 2002, William E. Ladin, Jr., the Vice Chairman of the Board, filed a lawsuit against Internet America in the District Court of Harris County, Texas. Mr. Ladin alleges that Internet America breached an employment agreement when it terminated his employment in November 2001, and is seeking damages, interest and attorneys’ fees. In the lawsuit, Mr. Ladin alleges that, as long as he is a director of Internet America, Internet America also must employ him as Vice Chairman of the Board at a salary of $16,666 per month, plus reimbursement of his reasonable expenses. We strongly disagree with Mr. Ladin’s allegations, and believe this lawsuit is without merit. We intend to defend this lawsuit vigorously, and also intend to pursue all other rights, remedies and alternatives available to us.

Our wholly-owned subsidiary, PDQ, and our Vice Chairman, William E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America’s acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. We believe this lawsuit is without merit and intend to defend it vigorously.

In July 2001, a District Court of Dallas County, Texas entered a judgment against the Company, our former Chief Executive Officer, Michael T. Maples, and our Chairman, William O. Hunt, in the approximate amount of $3.2 million, plus post judgment interest. The plaintiff, Cindy Carradine, is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. Pursuant to indemnification agreements, the Company will indemnify Messrs. Hunt and Maples for losses incurred by them in connection with this lawsuit. We believe there is a basis for this judgment to be overturned on appeal and we have appealed the trial court’s decision. The plaintiff has also filed an appeal to increase the amount of the judgment to approximately $5.5 million, plus post judgment interest. There can be no assurance that our efforts will be successful and that the judgment adverse to Internet America will be overturned or will not be increased.

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market For Registrant’s Common Stock and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market on December 10, 1998 under the symbol “GEEK.” Before that date, there was no established public trading market for our common stock. Our common stock was delisted effective August 15, 2001 and currently trades on the OTC Bulletin Board. The following table shows the high and low sales prices per share of the common stock for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2002:
First Quarter	$0.75	$0.30
Second Quarter	0.44	0.18
Third Quarter	0.51	0.28
Fourth Quarter	0.45	0.25
Fiscal Year Ended June 30, 2001:
First Quarter	$5.13	$1.94
Second Quarter	2.31	0.28
Third Quarter	2.00	0.31
Fourth Quarter	0.96	0.38

At September 16, 2002, there were 230 holders of record of our common stock. The last reported sale price of the common stock on the Nasdaq OTC BB on September 16, 2002 was $0.23.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

Item 6.    Selected Financial Data

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA REVENUES:
Internet Services	$25,417	$34,642	$28,893	$18,010	$14,037
Other	73	233	452	109	41

Total	25,490	34,875	29,345	18,119	14,078

OPERATING COSTS AND EXPENSES:
Connectivity and operations	12,719	22,013	17,154	8,801	7,418
Sales and marketing	699	3,348	5,561	6,045	1,925
General and administrative	5,335	7,713	6,816	3,920	2,948
Provision for bad debt Expense	2,254	3,283	688	324	—
Depreciation and Amortization	15,510	15,787	11,995	1,685	1,739
Gain on vendor settlement	—	(2,395)	—	—	—
Accrued lawsuit expense	—	3,200	—	—	—

Total	36,517	52,949	42,214	20,775	14,030

LOSS FROM OPERATIONS	(11,027)	(18,074)	(12,869)	(2,656)	48
INTEREST INCOME	20	73	108	405	—
INTEREST EXPENSE	(558)	(66)	(73)	(220)	(670)

NET LOSS BEFORE INCOME TAX BENEFIT	(11,565)	(18,067)	(12,834)	(2,471)	(622)

INCOME TAX BENEFIT (EXPENSE)	0	0	8	8	(24)

NET LOSS	$(11,565)	$(18,067)	$(12,826)	$(2,463)	$(646)

NET LOSS PER COMMON SHARE:
BASIC	$(1.15)	$(1.82)	$(1.49)	$(0.45)	$(0.16)

DILUTED	$(1.15)	$(1.82)	$(1.49)	$(0.45)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,049,450	9,906,502	8,613,127	5,533,670	3,914,856

DILUTED	10,049,450	9,906,502	8,613,127	5,533,670	3,914,856

BALANCE SHEET DATA:
Cash and cash equivalents	2,902	1,513	1,374	5,846	618
Intangible assets, net	4,451	18,654	32,885	9,196	786
Total assets	9,434	23,913	39,287	18,913	4,062
Long-term debt	0	0	54	152	1,182
Total stockholders’ equity	413	11,911	29,340	11,625	(6,688)
OTHER DATA:
EBITDA (1)	4,483	(2,287)	(874)	(971)	1,797
Cash flows related to:
Operating activities	2,714	1,091	(2,382)	(659)	2,025
Investing activities	(552)	(491)	(1,695)	(11,366)	(897)
Financing activities	(774)	(461)	56	17,253	(531)

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ending June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the Private Securities Litigation Reform Act of 1995.

These risks include, without limitation, that (1) we will not retain or grow our subscriber base, (2) we will not be competitive with existing or new competitors, (3) we will not be able to sustain positive EBITDA or achieve net income, (4) we will not keep up with industry pricing or technological developments impacting the Internet, (5) we will not successfully integrate acquisitions, achieve further operating efficiencies or sustain current operating efficiencies (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included herein and in our other publicly filed reports and documents.

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of June 30, 2002, we served approximately 125,000 subscribers in the southwestern United States.

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

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases have been written off. Amortization expense should cease in future quarters because the majority of intangible assets have been fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets will result in no amortization expense. In future quarters with otherwise similar results, we expect to report positive EBITDA and net income, primarily due to no amortization expense. However, there can be no assurance we will be able to achieve or sustain positive EBITDA or net income in the future.

We have an accumulated deficit of $55.1 million at June 30, 2002 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

Statement of Operations

Internet services revenue is derived from individual dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes and personalized e-mail addresses.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers’ dial-up connections to our network and (ii) fees paid to backbone providers for connections from our network to the Internet.

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Advertising costs are expensed as incurred.

General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general business expenses.

Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Purchased subscriber bases and related goodwill have been amortized over 30 to 36 months. The assets and liabilities acquired in business combinations are recorded at estimated fair values. The excess of the cost of the net assets acquired over their fair value is recorded as goodwill and amortized over an estimated life of 36 to 42 months.

Our business is not subject to any significant seasonal influences.

Results of Operations

Year Ended June 30, 2002 Compared to June 30, 2001

The following table shows financial data for the years ended June 30, 2002 and 2001. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2002		Year Ended June 30, 2001
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA: REVENUES:
Internet services	$25,417	99.7%	$34,642	99.3%
Other	73	0.3%	233	0.7%

Total	25,490	100.0%	34,875	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	12,719	49.9%	22,013	63.1%
Sales and marketing	699	2.7%	3,348	9.6%
General and administrative	5,335	20.9%	7,714	22.1%
Provision for bad debt expense	2,254	8.8%	3,282	9.4%
Depreciation and amortization	15,510	60.8%	15,787	45.3%
Gain on vendor settlement	—	0.0%	(2,395)	(6.9)%
Accrued lawsuit expense	—	0.0%	3,200	9.2%

Total	36,517	143.3%	52,949	151.8%

OPERATING LOSS	(11,027)	(43.3)%	(18,074)	(51.8)%
INTEREST EXPENSE, NET	(538)	(2.1)%	7	0.0%

NET LOSS	$(11,565)	(45.4)%	$(18,067)	(51.8)%

NET LOSS PER COMMON SHARE:
BASIC	$(1.15)		$(1.82)

DILUTED	$(1.15)		$(1.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,049,450		9,906,502
DILUTED	10,049,450		9,906,502
OTHER DATA:
Subscribers at end of period	125,000		147,000
Number of employees at end of year	160		200
EBITDA(1)	$4,483		$(2,287)
EBITDA margin(2)	17.6%		(6.6)%
CASH FLOW DATA:
Cash flow from operations	$2,714		$1,091
Cash flow used in investing activities	$(552)		$(491)
Cash flow used in financing activities	$(774)		$(461)

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

Total revenue.    Total revenue decreased by $9.4 million, or 26.9%, to $25.5 million in fiscal 2002 from $34.9 million in fiscal 2001. The decrease in total revenue is primarily attributable to the sale of DSL customers to Covad as part of a settlement agreement with Covad, tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales. The Company’s subscriber count decreased by 22,000, or 15%, to 125,000 as of June 30, 2002 compared to 147,000 as of June 30, 2001.

Connectivity and operations.    Connectivity and operations expenses decreased by $9.3 million, or 42.3%, to $12.7 million for fiscal 2002 from $22.0 million for fiscal 2001. As a percentage of total revenue, connectivity and operations expenses decreased to 49.9% for the current year from 63.1% for the previous year. The decrease is primarily due to the costs eliminated as a result of the sale of DSL customers to Covad, our consolidation of operations and a decrease in our per unit connectivity costs.

Sales and marketing.    Sales and marketing expenses decreased by $2.6 million, or 78.8%, to $700,000 for fiscal 2002 from $3.3 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 2.7% for the current year from 9.6% for the previous year. The majority of the decrease relates to an elimination of television advertising in all markets.

General and administrative.    General and administrative expenses decreased by $2.4 million, or 31.2%, to $5.3 million for fiscal 2002 from $7.7 million for fiscal 2001. General and administrative expenses as a percentage of total revenue decreased to 20.9% in fiscal 2002 from 22.1% in the prior year. General and administrative expense for the year ended June 30, 2001 includes $567,500 in non-cash compensation expense related to an officer’s stock purchase agreement compared to only $30,000 for the year ended June 30, 2002. The remainder of the decrease is related to consolidation of operations.

Provision for bad debt expense.    Provision for bad debt expense decreased by $1 million, or 30.3%, to $2.3 million for fiscal 2002 from $3.3 million for fiscal 2001. Provision for bad debt expense as a percentage of revenue decreased to 8.8% in fiscal 2002 from 9.4% in the prior year. As of June 30, 2002, the Company is fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.    Depreciation and amortization expense decreased by $300,000, or 1.9%, to $15.5 million for fiscal 2002 from $15.8 million for fiscal 2001. Beginning with the three months ended September 30, 2002, we will have no amortization expense due to the adoption of SFAS No. 142. Amortization expense was $14.1 million for fiscal 2002.

Gain on vendor settlement.    The Company recognized a gain of $2.4 million for fiscal year 2001 in connection with the settlement agreement with Covad.

Accrued lawsuit expense.    A charge of $3.2 million was recorded for fiscal year 2001 due to the adverse judgment in the Carradine litigation. See Item 3, Legal Proceedings.

Interest expense, net.    Interest expense was $538,000 for fiscal 2002 compared to interest income of $7,000 for fiscal 2001. The interest expense for fiscal 2002 is mainly due to post judgment interest of approximately $320,000 related to an adverse judgment in the Carradine litigation and $207,000 in interest expense related to a $3.3 million letter of credit agreement with the Company’s Chairman, William O. Hunt.

Year Ended June 30, 2001 Compared to June 30, 2000

The following table shows financial data for the years ended June 30, 2001 and 2000. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2001		Year Ended June 30, 2000
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA: REVENUES:
Internet services	$34,642	99.3%	$28,893	98.5%
Other	233	0.7%	452	1.5%

Total	34,875	100.0%	29,345	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	22,013	63.1%	17,154	58.5%
Sales and marketing	3,348	9.6%	5,561	19.0%
General and administrative	7,714	22.1%	6,816	23.2%
Provision for bad debt expense	3,282	9.4%	688	2.3%
Depreciation and amortization	15,787	45.3%	11,995	40.9%
Gain on vendor settlement	(2,395)	(6.9)%	—	0.0%
Accrued lawsuit expense	3,200	9.2%	—	0.0%

Total	52,949	151.8%	42,214	143.9%

OPERATING LOSS	(18,074)	(51.8)%	(12,869)	(43.9)%
INTEREST EXPENSE, NET	7	0.0%	35	0.1%

LOSS BEFORE INCOME TAX	(18,067)	(51.8)%	(12,834)	(43.7)%
INCOME TAX BENEFIT	—	0.0%	8	0.0%

NET LOSS	$(18,067)	(51.8)%	$(12,826)	(43.7)%

NET LOSS PER COMMON SHARE:
BASIC	$(1.82)		$(1.49)

DILUTED	$(1.82)		$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,906,502		8,613,127
DILUTED	9,906,502		8,613,127
OTHER DATA:
Subscribers at end of period	147,000		152,000
Number of employees at end of year	200		280
EBITDA(1)	$(2,287)		$(874)
EBITDA margin(2)	(6.6)%		(3.0)%
CASH FLOW DATA:
Cash flow from (used in) operations	$1,091		$(2,832)
Cash flow used in investing activities	$(491)		$(1,695)
Cash flow from (used in) financing activities	$(461)		$56

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

Total revenue.    Total revenue increased by $5.5 million, or 18.8%, to $34.9 million in fiscal 2001 from $29.3 million in fiscal 2000. The majority of the increase in total revenue is attributable to the increase in internet services revenue of $5.7 million, or 19.9%, to $34.6 million in fiscal 2001 from $28.9 million in the prior year. The majority of the increase in internet services revenue was attributable to the acquisition of PDQ and increased sales of our DSL products, which we began offering during fiscal 2000. Other revenue decreased by $219,000 to $233,000 for the year ended June 30, 2001, from $452,000 last fiscal year. The decrease in other revenue was due to a decrease in peripheral equipment sales.

Connectivity and operations.    Connectivity and operations expenses increased by $4.9 million, or 28.3%, to $22.0 million for fiscal 2001 from $17.2 million for fiscal 2000. As a percentage of total revenue, connectivity and operations expenses increased to 63.1% for fiscal 2001 from 58.5% for the previous year. The increase as a percentage of revenue was due primarily to the development of our DSL products.

Sales and marketing.    Sales and marketing expenses decreased by $2.2 million, or 39.8%, to $3.3 million for fiscal 2001 from $5.6 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 9.6% for fiscal 2001 from 18.9% for the previous year. The majority of the decrease related to a reduction of television advertising in all markets. In addition, we received co-marketing credits of $280,000 from one of our DSL providers in connection with successfully installed DSL services.

General and administrative.    General and administrative expenses increased by $0.9 million, or 13.2%, to $7.7 million for fiscal 2001 from $6.8 million for fiscal 2000. General and administrative expenses as a percentage of total revenue decreased to 22.1% in fiscal 2001 from 23.2% in the prior year. General and administrative expense for the year ended June 30, 2001 included $567,500 in non-cash compensation expense related to an officer’s stock purchase agreement.

Provision for bad debt expense.    A provision for bad debts of $3.3 million was recorded during fiscal 2001 due to an evaluation of the collectibility of accounts receivable, including our consumer accounts. Delinquent accounts deemed uncollectible were disconnected and written off, although we continued collection efforts on such accounts.

Depreciation and amortization.    Depreciation and amortization expense increased by $3.8 million, or 31.7%, to $15.8 million for fiscal 2001 from $12.0 million for fiscal 2000. All of the increase related to amortization of goodwill and cost of acquired subscribers arising from the acquisition of PDQ.

Gain on vendor settlement.    The Company recognized a gain of $2.4 million during fiscal year 2001 in connection with a settlement agreement with a DSL provider, Covad Communications.

Accrued lawsuit expense.    A charge of $3.2 million was recorded during fiscal year 2001 due to the adverse judgment in the Carradine litigation. See Item 3, Legal Proceedings.

Interest expense, net.    We realized $7,000 of interest income for fiscal 2001 compared to $35,000 during fiscal 2000. The proceeds from our initial public offering were primarily expended in acquisitions and marketing, resulting in a decrease in interest income.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations.

Cash provided by operations totaled $2.7 million for fiscal 2002 compared to $1.1 million for fiscal 2001. Cash provided by operating activities for fiscal 2002 was positively impacted by $4.5 million in EBITDA which was offset by a $1.5 million decrease in deferred revenue. Cash provided by operating activities for fiscal 2001 was impacted by a gain of $2.4 million as a result of a settlement agreement with a DSL provider, Covad Communications. Under that settlement agreement, we satisfied approximately $3.6 million in liabilities by transferring certain DSL accounts to Covad and entering into a promissory note with Covad. At June 30, 2001, the balance on this note was $553,792, and the note was paid off in December 2001. This settlement agreement resulted in DSL services offered to those customers no longer being made available from Internet America and therefore reduced revenues in future periods. Cash provided by operations was also impacted by the $3.2 million non-cash charge related to the adverse judgment in the Carradine litigation.

Cash used in investing activities was $552,000 for fiscal 2002 compared to $491,000 for fiscal 2001, and consisted of equipment lease buyouts and routine purchases of property and equipment to expand and upgrade our network.

For fiscal 2002, cash used in financing activities totaled $774,000 compared to $461,000 for fiscal 2001. Cash used for financing activities for fiscal 2002 consisted of proceeds of $37,000 from the issuance of common stock related to the employee stock purchase plan less payments of $811,000 to service long-term debt and capital lease obligations.

On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America initially collateralized a portion of the appeal bond by placing approximately $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, Internet America increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond will be approximately $316,000.

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

We estimate that cash on hand of $2.9 million at June 30, 2002 along with anticipated revenue collections and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2003 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk

We do not issue or engage in trading of market-risk sensitive instruments. We also do not purchase for investment, hedging or for purposes “other than trading”, instruments that are likely to expose the Company to market risk. We have not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps. We invest in short-term high grade interest bearing instruments. In this regard, our interest income is most sensitive to changes in the general level of U.S. interest rates.

Item 8.     Financial Statements and Supplementary Data

The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-15 and include our Balance Sheets as of June 30, 2002 and 2001, Statements of Operations for the three years in the period ended June 30, 2002, Statements of Shareholders’ Equity for the three years in the period ended June 30, 2002, Statements of Cash Flows for the three years in the period ended June 30, 2002, and the Notes to the Consolidated Financial Statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” and “Section 16 Requirements” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

Information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Management and Certain Shareholders” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the section entitled “Related Party Transactions” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:

Independent Auditors’ Report
Consolidated Financial Statements of Internet America, Inc.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description

3.1	Internet America, Inc.’s Articles of Incorporation(1)

3.2	Internet America, Inc.’s Bylaws, as amended(2)

4.1	Specimen Common Stock certificate(3)

4.2	Pages from the Articles and Bylaws that define the rights of holders of Common Stock(4)

4.3	Stock Purchase Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

4.4	Promissory Note dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

4.5	Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

4.6	Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

4.7	Security Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

4.8	Registration Rights Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

10.1	Consulting Agreement dated April 20, 1999 by and between Internet America, Inc. and Gary L. Corona(6)

10.2	Financial Advisory Agreement dated April 20, 1999 by and among Carl Westcott LLC and Internet America(6)

10.3	Letter Agreement dated September 5, 2000 by and between Internet America, Inc. and Michael T. Maples(7)

10.4	Letter Agreement dated September 5, 2000 by and between Internet America, Inc. and Jack T. Smith(7)

10.5	Stock Purchase Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

10.6	Promissory Note dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

10.7	Pledge and Security Agreement dated August 6, 2001 by and between Internet America, Inc. and Jack T. Smith(5)

10.8	Letter of Credit Security Commitment Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

10.9	Security Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

10.10	Registration Rights Agreement dated September 18, 2001 by and between Internet America, Inc. and William O. Hunt(5)

11.1	Statement regarding computation of per share earnings(8)

21.1	Subsidiaries list*

23.1	Consent of Deloitte & Touche LLP*

*	Filed herewith.
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)
Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Internet America’s Current Report on Form 8-K, as amended, filed on February 16, 1999, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Internet America’s Registration Statement on Form SB-2, as amended (file no. 333-95179), initially filed on January 21, 2000, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Internet America’s Annual Report on Form 10-K filed on September 28, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2, as amended (file no. 333-78615) filed on May 17, 1999, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Internet America’s Annual Report on Form 10-KSB filed on September 26, 2000, and incorporated herein by reference.
(8)	Statement omitted because not applicable or because the required information is contained in the Financial Statements or Notes thereto.
(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 20th day of September, 2002.

INTERNET AMERICA, INC.

/s/ JACK T. SMITH
Jack T. Smith

President, Chief Executive Officer and Director

/s/ MARK NOVY
Mark Novy

Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JACK T. SMITH Jack T. Smith	President, Chief Executive Officer and Director	September 20, 2002

/s/ WILLIAM O. HUNT William O. Hunt	Chairman	September 20, 2002

/s/ William E. Ladin, Jr. William E. Ladin, Jr.	Vice Chairman	September 20, 2002

/s/ Gary L. Corona Gary L. Corona	Director	September 20, 2002

/s/ Peter C. Gibbons Peter C. Gibbons	Executive Vice President, Chief Operating Officer and Director	September 20, 2002

CERTIFICATIONS

I, Jack T. Smith, President and Chief Executive Officer of Internet America, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Internet America, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002	/s/ JACK T. SMITH
Jack T. Smith

President and Chief Executive Officer

I, Mark Novy, Controller of Internet America, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Internet America, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002	/s/ MARK NOVY
Mark Novy

Controller

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Internet America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Dallas, Texas

August 9, 2002
(September 12, 2002 as to Note 12)

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,901,545	$1,513,123
Restricted cash	200,000	—
Accounts receivable, net of allowance for uncollectible accounts of $2,038,054 and $1,857,790 in 2002 and 2001, respectively	672,979	1,726,551
Prepaid expenses and other current assets	269,832	375,818

Total current assets	4,044,356	3,615,492
PROPERTY AND EQUIPMENT—Net	938,587	1,642,763
OTHER ASSETS—Net	4,451,044	18,654,246

TOTAL	$9,433,987	$23,912,501

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade accounts payable	$1,179,287	$2,046,823
Accrued liabilities	1,613,358	1,484,940
Deferred revenue	2,829,393	4,367,516
Current portion of capital lease obligations	73,480	178,745
Current maturities of long-term debt	6,746	603,557

Total current liabilities	5,702,264	8,681,581
CAPITAL LEASE OBLIGATIONS, net of current portion	18,749	19,899
LONG-TERM DEBT, net of current portion	—	418
ACCRUED LAWSUIT LIABILITY	3,300,000	3,300,000

Total liabilities	9,021,013	12,001,898
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,105,249 and 9,977,278 issued and outstanding in 2002 and 2001, respectively	101,052	99,773
Additional paid-in capital	55,527,213	56,064,762
Note receivable from a shareholder and an officer	(82,000)	(685,500)
Accumulated deficit	(55,133,291)	(43,568,432)

Total shareholders’ equity	412,974	11,910,603

TOTAL	$9,433,987	$23,912,501

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2001	2000
REVENUES:
Internet Services	$25,417,011	$34,642,131	$28,893,430
Other	72,885	232,722	452,044

Total	25,489,896	34,874,853	29,345,474

OPERATING COSTS AND EXPENSES:
Connectivity and operations	12,718,757	22,013,190	17,154,351
Sales and marketing	698,923	3,347,788	5,560,909
General and administrative	5,335,091	7,713,447	6,815,966
Provision for bad debt expense	2,253,582	3,282,854	688,382
Depreciation and amortization	15,510,588	15,786,281	11,994,961
Gain on vendor settlement	—	(2,395,401)	—
Accrued lawsuit expense	—	3,200,000	—

Total	36,516,941	52,948,159	42,214,569

LOSS FROM OPERATIONS	(11,027,045)	(18,073,306)	(12,869,095)
INTEREST INCOME	20,437	72,901	108,238
INTEREST EXPENSE	(558,251)	(66,220)	(72,866)

LOSS BEFORE INCOME TAXES	(11,564,859)	(18,066,625)	(12,833,723)
INCOME TAX BENEFIT (EXPENSE)	—	(487)	7,888

NET LOSS	$(11,564,859)	$(18,067,112)	$(12,825,835)

NET LOSS PER COMMON SHARE:
BASIC	$(1.15)	$(1.82)	$(1.49)

DILUTED	$(1.15)	$(1.82)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,049,450	9,906,502	8,613,127

DILUTED	10,049,450	9,906,502	8,613,127

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Note Receivable from Shareholder	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE, JULY 1, 1999	6,912,930	$69,130	$24,231,065	$—	$(12,675,485)	$11,624,710
Issuance of common stock	2,792,868	27,929	30,448,947			30,476,876
Contribution of capital in exchange for note payable	—	—	63,816	—	—	63,816
Net loss	—	—	—		(12,825,835)	(12,825,835)

BALANCE, JUNE 30, 2000	9,705,798	97,059	54,743,828		(25,501,320)	29,339,567
Issuance of common stock	271,480	2,714	753,434		—	756,148
Note receivable from a shareholder and an officer for common stock	—	—	—	(685,500)	—	(685,500)
Stock compensation expense			567,500			567,500
Net loss	—	—	—		(18,067,112)	(18,067,112)

BALANCE, JUNE 30, 2001	9,977,278	99,773	56,064,762	(685,500)	(43,568,432)	11,910,603
Issuance of common stock	127,971	1,279	35,951		—	37,230
Put of common stock from a shareholder and an officer for note receivable	(200,000)	(2,000)	(685,500)	685,500	—	(2,000)
Note receivable from a shareholder and an officer for common stock	200,000	2,000	82,000	(82,000)	—	2,000
Stock compensation expense			30,000			30,000
Net loss	—	—	—		(11,564,859)	(11,564,859)

BALANCE, JUNE 30, 2002	10,105,249	$101,052	$55,527,213	$(82,000)	$(55,133,291)	$412,974

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(11,564,859)	$(18,067,112)	$(12,825,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,510,588	15,786,281	11,994,961
Provision for bad debt expense	2,253,582	3,282,354	688,382
Non-cash stock compensation expense	30,000	567,500	—
Gain on vendor settlement	—	(2,395,401)	—
Changes in operating assets and liabilities:
Restricted cash	(200,000)	—	—
Accounts receivable	(1,200,010)	(2,846,651)	(787,828)
Prepaid expenses and other current assets	105,986	(227,046)	141,780
Other assets	55,691	10,493	(85,556)
Accounts payable and accrued liabilities	(739,118)	2,153,375	(1,748,407)
Deferred revenue	(1,538,123)	(472,308)	(209,574)
Accrued lawsuit expense	—	3,300,000	—

Net cash provided by (used in) operating Activities	2,713,737	1,091,485	(2,832,077)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(551,219)	(491,176)	(886,955)
Purchase of subscribers, net of cash acquired	—	—	(808,432)

Net cash used in investing activities	(551,219)	(491,176)	(1,695,387)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37,230	70,648	657,573
Principal payments under capital lease obligations	(214,097)	(255,396)	(144,983)
Principal payments of long-term debt	(597,229)	(276,224)	(456,902)

Net cash (used in) provided by financing Activities	(774,096)	(460,972)	55,688

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,388,422	139,337	(4,471,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,513,123	1,373,786	5,845,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,901,545	$1,513,123	$1,373,786

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$238,251	$66,220	$86,289
Equipment acquired under capital leases	$107,682	$—	$274,051
Purchase of subscribers and assumption of service Obligations	$—	$—	$774,550
Contribution of capital in exchange for note Payable	$—	$—	$63,816
Issuance of 200,000 shares of common stock in exchange for note receivable from a shareholder and officer of the company	$82,000	$685,500	$—
Conversion of vendor payable to note payable as part of vendor settlement	$—	$650,000	$—

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

1.    General Information and Summary of Significant Accounting Policies

Basis of Presentation—Internet America, Inc. is an Internet service provider (“ISP”) in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

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

Revenue Recognition—Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided.

Credit Risk—The Company’s accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required.

During the years ended June 30, 2002, 2001 and 2000, the Company has recorded a provision for bad debt expense totaling $2.3 million, $3.3 million and $688,000, respectively. The charges were recorded as a result of periodic evaluations during the year of the collectibility of accounts receivable, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and collection efforts were continued on such accounts.

Financial Instruments—The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and cash deposited in money market accounts. Cash and cash equivalents are stated at cost, which approximates fair value.

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Equipment Under Capital Lease—The Company leases certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the related lease term.

Other Assets—Other assets consist primarily of subscriber acquisition costs and goodwill related to the acquisition of NeoSoft and PDQ. The Company allocates the purchase price to acquired subscriber bases and goodwill based on reasonable allocation methods at the time of acquisition. Amortization of subscriber acquisition costs and goodwill are provided using the straight-line method over three years commencing upon completion of the transaction.

In July 2001, the Financial Accounting Standard Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company has evaluated the impact that SFAS No. 142 will have on its financial statements, and has determined that no impairment adjustment is required and therefore, beginning July 1, 2002, the Company’s goodwill and indefinite lived intangible assets will not be amortized.

Long-Lived Assets—The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred. Provisions for asset impairments are based on discounted cash flow projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and such assets are written down to their estimated fair values. See “Recently Issued Accounting Pronouncements.”

Stock-Based Compensation—The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”) and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” had been adopted.

Advertising Expenses—The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2002, 2001 and 2000 were $144,349, $1,953,810 and $3,663,305, respectively.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Basic and Diluted Net Loss Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments. Due to the net losses reported for the periods presented herein, all of the Company’s stock options and warrants are antidilutive, and basic and diluted loss per share amounts are therefore the same for all periods presented.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Comprehensive Income—The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” during the year ended June 30, 1999. The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2002, 2001 and 2000.

Recently Issued Accounting Pronouncements—In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are generally effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 144, but does not expect the impact to be material.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. The Company does not expect the impact of the adoption of this standard to be material.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 establishes standards for accounting for costs associated with exit or disposal activities and nullifies EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of the adoption of this standard to be material.

Reclassifications—Certain reclassifications have been made to amounts in the period ended June 30, 2000 and 1999 to conform to the current year presentation.

2.    Acquisitions

In July and August 1999, the Company acquired certain subscribers of INTX Networking, L.L.C., King Dinosaur, Inc. d/b/a/ KDi Internet Solutions and Pointe Communications Corporation, Inc. Consideration for these transactions took the form of cash payments totaling $774,550.

On November 22, 1999, the company acquired all of the outstanding shares of PDQ.Net, Incorporated (“PDQ”), a Houston-based ISP, in a stock-for-stock transaction. Under the agreement, the company issued 2,425,000 shares of Common Stock in exchange for all the outstanding stock of PDQ. The Company also issued options to purchase 352,917 shares of Common Stock with a weighted average exercise price of $1.62 per share in replacement of all of the outstanding stock options of PDQ. The transaction was accounted for as a purchase. PDQ is a wholly owned subsidiary of the Company and constitutes the majority of the Company’s Houston operations.

3.    Covad Settlement

During fiscal 2001, the Company entered into a Purchase and Settlement Agreement with one of its DSL providers, Covad Communications, to resolve certain disputes and settle outstanding claims and liabilities between the companies. Under this agreement, the Company satisfied approximately $3.6 million in liabilities by transferring to Covad its Digital Subscriber Line (DSL) accounts then currently serviced by Covad, making an immediate payment to Covad of $300,000 and entering into a promissory note in the principal amount of $650,000. These DSL customers had the option to be migrated to Covad.net or to one of Covad’s Internet service providers. The Company continued to render services to those customers during the transition of accounts. In addition, the two companies released all claims in connection with their prior relationship. The total impact on the statement of operations of this transaction of approximately $2.7 million has been recorded against connectivity and operations expense ($0.3 million) and as a separate line item as a gain on vendor settlement ($2.4 million).

4.    Property and Equipment

Property and equipment consist of:

	June 30,
	2002	2001
Data communications and office equipment	$4,919,347	$4,364,512
Leasehold improvements	632,390	632,390
Furniture and fixtures	252,562	249,585
Computer software	717,348	708,144

	6,521,647	5,954,631
Less accumulated depreciation and amortization	(5,583,060)	(4,311,868)

	$938,587	$1,642,763

Depreciation and amortization expense charged to operations was $1,363,077, $1,567,298 and $1,821,659 for the years ended June 30, 2002, 2001 and 2000, respectively.

5.    Other Assets

Other assets consist of:

	June 30,
	2002	2001
Goodwill	$26,023,407	$26,023,407
Acquired subscribers	16,814,981	16,814,981

Other	6,533	6,533
Accumulated amortization	(38,542,909)	(24,395,398)

Total intangible assets, net	4,302,012	18,449,523
Deposits	149,032	204,723

Total other assets, net	$4,451,044	$18,654,246

Acquired subscribers were fully amortized as of June 30, 2002. Upon adoption of SFAS No. 142 on July 1, 2002, no further amortization expense will be recorded. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was $14.1 million, $14.2 million and $10.2 million, respectively.

6.    Long-Term Debt

Long-term debt consists of:

	June 30,
	2002	2001
Note payable in connection with equipment acquisitions, due at varying dates from July 2000 to November 2001, bearing interest at 7% and 8%, with principal and interest due monthly	$—	$17,884
Note payable from settlement agreement with former vendor due January 2002 bearing interest at 7%	—	553,792
Other notes payable due from March 2000 through July 2002, with interest ranging from the prime rate to 16%	6,746	32,299

	6,746	603,975
Less current portion	(6,746)	(603,557)

	$—	$418

7.    Commitments and Contingencies

The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $1,085,958, $1,113,830 and $1,160,101 for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002, future minimum lease payments on capital and operating leases were approximately as follows:

	Capital Leases	Operating Leases
2003	$77,698	$663,716
2004	18,980	370,504
2005	—	225,266
2006	—	225,264
2007	—	—
Thereafter	—	—

Total minimum lease payments	96,678	$1,484,750

Less amounts representing interest	(4,449)

Present value of minimum capitalized lease payments	92,229
Less current portion	(73,480)

Long-term capitalized lease obligations	$18,749

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company currently has minimum annual obligations as follows: $2,848,936 for the fiscal year ended 2003, $922,964 for the fiscal year ended 2004, and $42,747 for the fiscal year ended 2005.

In July, 2001, a District Court of Dallas County, Texas entered a judgment against the Company, its former Chief Executive Officer, Michael T. Maples, and its Chairman, William O. Hunt in the approximate amount of $3.2 million, plus post judgment interest. The plaintiff, Cindy Carradine, is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. Pursuant to indemnification agreements, the Company will indemnify Messrs. Hunt and Maples for losses incurred by them in connection with this lawsuit. We believe there is a basis for this judgment to be overturned on appeal and we have appealed the trial court’s decision. The plaintiff has also filed an appeal to increase the amount of the judgment to approximately $5.5 million, plus post judgment interest. There can be no assurance that our efforts will be successful and that the judgment adverse to Internet America will be overturned or will not be increased. The Company accrued $3.3 million (including $100,000 of prepaid post-judgment interest) during fiscal 2001 in the event the judgment is not overturned. The Company recorded the judgment and charged operations in the fiscal year ended June 30, 2001.

On September 18, 2001, the company entered into a Letter of Credit Security Commitment Agreement with the Company’s Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with the judgment entered against the company. Under this agreement, Mr. Hunt will collateralize a letter of credit in the amount of $3.3 million and the Company will pay Mr. Hunt a commitment fee of 8% per annum, paid quarterly. If the Company reduces the collateral amount by substituting an alternative collateral for the letter of credit, then Mr. Hunt would have a ninety day option to purchase shares of common stock of the Company equal in value to the amount of the reduction. The purchase price per share would be equal to 85% of the average closing price of the common stock for the ten trading days after the agreement was signed (September 18, 2001), subject to upper and lower limits of $0.65 and $0.35.

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

The obligations to Mr. Hunt are secured by the Company’s assets other than accounts receivable. Under a registration agreement, Mr. Hunt has demand and piggyback registration rights with respect to any shares issued under the Letter of Credit Security Commitment Agreement. The demand registration right is subject to a 120 day deferral if the Board of Directors determines that such registration would be seriously detrimental to the Company or its shareholders.

The Company’s wholly-owned subsidiary, PDQ, and its Vice Chairman, William E. Ladin, Jr., were named as defendants in a lawsuit filed on April 10, 2000 by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico. The plaintiff alleges a finders fee was owed to plaintiff in connection with Internet America’s acquisition of PDQ. Plaintiff asserts claims for breach of contract, restitution, fraud and unfair trade practices, and alleges damages in the amount of $960,000. Management believes this lawsuit is without merit and intends to defend it vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

8.    Shareholders’ Equity

Earnings Per Share—Potentially dilutive securities have been excluded from the computation of earnings per share for the years ended June 30, 2002, 2001 and 2000 as their effect is antidilutive. Had the Company been in a net income position, diluted earnings per share would have included an additional 730,335 shares related to outstanding options and warrants, (determined using the treasury stock method at the estimated average fair value) for the year ended June 30, 2002.

Common Stock—The Company has authorized 40,000,000 shares of $0.01 par value common stock.

Note Receivable from a shareholder and officer for common stock—Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The note provided for payment of interest on a quarterly basis beginning October 1, 2000 with principal due August 29, 2007. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company’s board of directors approved the transaction.

Under the terms of the Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term (which expires September 5, 2007) of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company has recognized a non-cash compensation expense of $567,500 during the year ended June 30, 2001, which was a result of the decrease in the price of the Company’s common stock between the date of the Stock Purchase Agreement and June 30, 2001. The officer exercised the put agreement on August 6, 2001. In connection with the put option, the Company has recognized a non-cash compensation expense of $30,000 during the year ended June 30, 2002, which was a result of the decrease in the price of the Company’s common stock between July 1, 2001 and August 6, 2001.

On August 6, 2001, another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company has recognized no non-cash compensation expense during the year ended June 30, 2002, based on the price of the Company’s common stock as of June 30, 2002.

Employee Stock Purchase Plan—Effective April 30, 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Common Stock. In fiscal 2002, the Board of Directors approved the reservation of an additional 200,000 shares for issuance, subject to shareholder approval. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the

Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2002, 127,971 shares were purchased ranging in price from $0.26 to $0.38 per share. At June 30, 2002, 200,016 shares were available under the Purchase Plan for future issuance. The Purchase Plan was approved by the Company’s shareholders on November 4, 1999.

Stock Option Plans—The Company’s 1996 Nonqualified Stock Option Plan (the “1996 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in December 1996. Pursuant to the 1996 Option Plan, the Company may grant incentive and nonqualified stock options to key employees of the Company. A total of 225,000 shares of common stock have been reserved for issuance under the 1996 Option Plan.

The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 7,656 options outstanding to its employees under the 1996 Option Plan. These options are exercisable at $1.67 per share of common stock.

The Company’s 1998 Nonqualified Stock Option Plan (the “1998 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in July 1998. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee’s services, except in cases when the optionee is terminated “for cause” (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death, unless the Compensation Committee determines to allow a longer period for exercise. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company currently has 535,088 options outstanding to its employees under the 1998 Option Plan. These options are exercisable at prices ranging at $0.34 to $13.75 per share of common stock.

During fiscal 2002, 190,000 options to purchase shares of common stock were granted to certain officers and employees of the Company under the 1998 Option Plan at exercise prices ranging from $0.34 to $0.35 which were equal to the fair market values on the dates of grant.

The Company’s Employee and Consultant Stock Option Plan (the “Employee and Consultant Option Plan”) was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan and 1,953 were still outstanding at June 30, 2002. These options are exercisable at $2.69 per share of common stock.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 574,626 options outstanding to its employees that are not related to any plan. These options are exercisable at prices ranging at $.09 to $2.25 per share of common stock.

The Company applies APB No. 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2002, 2001 and 2000 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been as indicated below:

		2002	2001	2000
Net loss	As reported	$(11,564,859)	$(18,067,112)	$(12,825,835)
	Pro Forma	(12,437,266)	(18,881,982)	(13,455,964)
Basic and Diluted loss per Share	As reported	$(1.15)	$(1.82)	$(1.49)
	Pro Forma	(1.24)	(1.91)	(1.56)

A summary of the status of the Company’s stock options as of June 30, 2002, 2001, and 2000, and changes during the years ended on those dates is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,103,002	$4.17	1,247,663	$3.77	1,042,616	$4.32
Granted	190,000	0.35	215,000	2.02	672,138	6.21
Exercised	—	—	(8,920)	1.68	(358,415)	1.43
Forfeited	(173,679)	1.86	(350,741)	8.10	(108,676)	9.93
Outstanding at end of Period	1,119,323	3.88	1,103,002	4.17	1,247,663	5.63

Options exercisable at year end	740,335	4.21	704,075	3.80	720,332	3.77

The following table summarizes information about stock options outstanding at June 30, 2002:

	Options Exercisable		Options Outstanding
Range of Exercise Prices	Number Outstanding at 6/30/02	Weighted-Average Remaining Contractual Life as of 6/30/02(Years)	Number Exercisable at 6/30/02
$ 0.09	18,000	3.2	18,000
0.34	40,000	9.5	10,000
0.35	150,000	9.1	—
1.12	60,588	4.8	60,588
1.67	414,282	4.7	414,282
2.25	150,000	8.3	37,500
2.69	1,953	7.0	1,465
8.00	22,500	6.0	22,500
9.25	58,000	7.5	29,000
10.00	75,000	7.4	37,500
13.00	67,500	6.4	67,500
13.19	22,500	7.5	22,500
13.75	39,000	7.1	19,500

	1,119,323		740,335

The fair value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 2 to 10 years, volatility ranging from 80% to 120%, risk-free interest rate of 5.0%, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $0.33 and $1.94 for the years ended June 30, 2002 and 2001, respectively.

9.  Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2002, 2001 and 2000. For the years ended June 30, 2001 and 2000, the Company has incurred net operating losses for income tax purposes and has no carryback potential. For the year ended June 30, 2002, the Company incurred taxable income, however will offset such taxable income with net operating losses generated in prior periods.

Deferred tax assets and liabilities as of June 30, 2002 and 2001, consist of:

	June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$7,402,000	$8,382,000
Intangible assets	2,938,000	3,168,000
Deferred revenue	—	28,000
Allowance for doubtful accounts	878,000	632,000
Property and equipment	97,000	3,000
Legal settlement reserve	1,122,000	1,088,000
Other	183,000	117,000

Total deferred tax assets	12,620,000	13,418,000
Valuation allowance	(12,620,000)	(13,418,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $21.8 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and begin to expire in the fiscal year ended June 30, 2012 and may be limited in their use due to significant changes in the Company’s ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2002, 2001, and 2000 is as follows:

	Years ended June 30,
	2002	2001	2000
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
State tax benefit, net of federal benefit	—	—	(3)
Valuation allowance	(6)	8	19
Amortization of goodwill	40	26	18

Total income tax provision	0%	0%	0%

10.    Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2002.

11.    Quarterly Financial Data (Unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,298	$6,539	$6,196	$5,457
Total Expenses	9,766	9,363	9,025	8,363
Income (loss) from operations	(2,468)	(2,824)	(2,829)	(2,906)
Net Loss	(2,565)	(2,975)	(2,972)	(3,053)
NET LOSS PER COMMON SHARE:
BASIC	$(0.26)	$(0.30)	$(0.30)	$(0.30)

DILUTED	$(0.26)	$(0.30)	$(0.30)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,002	10,027	10,065	10,105

DILUTED	10,002	10,027	10,065	10,105

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,967	$8,742	$8,758	$8,408
Total Expenses	14,001	14,884	12,226	11,838 (1)
Income (loss) from operations	(5,034)	(6,142)	(3,468)	(3,430)
Net Loss	(5,038)	(6,139)	(3,461)	(3,428)
NET LOSS PER COMMON SHARE:
BASIC	$(0.52)	$(0.62)	$(0.35)	$(0.34)

DILUTED	$(0.52)	$(0.62)	$(0.35)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,773	9,927	9,951	9,977

DILUTED	9,773	9,927	9,951	9,977

(1)
Included in expenses for the fourth quarter 2001 are the $2.4 million gain recognized in connection with the Covad settlement discussed in Note 3 and the $3.2 million charge recorded related to the lawsuit judgment discussed in Note 7.

12.    Subsequent Event

On September 12, 2002, William E. Ladin, Jr., the Vice Chairman of the Board, filed a lawsuit against the Company in the District Court of Harris County, Texas. Mr. Ladin alleges that the Company breached an employment agreement when it terminated his employment in November 2001, and is seeking damages, interest and attorneys’ fees. In the lawsuit, Mr. Ladin alleges that, as long as he is a director of the Company, the Company also must employ him as Vice Chairman of the Board at a salary of $16,666 per month, plus reimbursement of his reasonable expenses. The Company strongly disagrees with Mr. Ladin’s allegations, and believes this lawsuit is without merit. The Company intends to defend this lawsuit vigorously, and also intends to pursue all other rights, remedies and alternatives available.