Form 10-Q
period 2002-09-30
INTERNET AMERICA INC
filed 2002-11-14
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.
(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 N. ST. PAUL, SUITE 3000, DALLAS, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 861-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT NOVEMBER 8, 2002

Common Stock at $.01 par value:        10,230,902 shares

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,200,898	$2,901,545
Restricted cash	532,053	200,000
Accounts receivable, net of allowance for uncollectible accounts of $1,722,937 and $2,038,054 as of September 30, 2002 and June 30, 2002, respectively	510,190	672,979
Prepaid expenses and other current assets	288,136	269,832

Total current assets	4,531,277	4,044,356
Property and equipment, net	767,493	938,587
Other assets, net	4,419,091	4,451,044

	$9,717,861	$9,433,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$857,451	$1,179,287
Accrued liabilities	1,848,992	1,613,358
Deferred revenue	2,600,101	2,829,393
Current maturities of capital lease obligations	64,982	73,480
Current maturities of long-term debt	—	6,746

Total current liabilities	5,371,526	5,702,264
Capital lease obligations, net of current portion	4,722	18,749
Accrued lawsuit liability	3,300,000	3,300,000

Total liabilities	8,676,248	9,021,013

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,167,746 and 10,105,249 issued and outstanding at September 30, 2002 and June 30, 2002, respectively	101,677	101,052
Additional paid-in capital	55,582,837	55,527,213
Note receivable from a shareholder and an officer	(82,000)	(82,000)
Accumulated deficit	(54,560,901)	(55,133,291)

Total shareholders’ equity	1,041,613	412,974

	$9,717,861	$9,433,987

See accompanying notes to condensed financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Internet services	$4,983,899	$7,263,550
Other	2,130	34,830

Total	4,986,029	7,298,380

OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,602,287	3,462,360
Sales and marketing	149,967	297,656
General and administrative	1,138,920	1,563,010
Provision for bad debt expense	145,963	562,528
Depreciation and amortization	233,343	3,880,581

Total	4,270,480	9,766,135

OPERATING INCOME (LOSS)	715,549	(2,467,755)
INTEREST EXPENSE, NET	(143,159)	(96,906)

NET INCOME (LOSS)	$572,390	$(2,564,661)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.06	$(0.26)

DILUTED	$0.06	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,167,746	10,001,917
DILUTED	10,172,833	10,001,917

See accompanying notes to condensed financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$572,390	$(2,564,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	233,343	3,880,581
Provision for bad debt expense	145,963	562,528
Non-cash compensation expense	40,000	—
Changes in operating assets and liabilities:
Restricted cash	(332,053)	(200,000)
Accounts receivable	16,826	(338,342)
Prepaid expenses and other current assets	(18,304)	54,389
Other assets	31,953	41,014
Accounts payable and accrued liabilities	(86,202)	(183,518)
Deferred revenue	(229,292)	(409,718)

Net cash provided by operating activities	374,624	842,273

INVESTING ACTIVITIES
Purchases of property and equipment	(62,249)	(281,068)

Net cash used in investing activities	(62,249)	(281,068)

FINANCING ACTIVITIES:
Proceeds from issuance of common equity	16,249	10,635
Principal payments of capital lease obligations	(22,525)	(57,873)
Principal payments of long-term debt	(6,746)	(306,227)

Net cash used in financing activities	(13,022)	(353,465)

NET INCREASE IN CASH AND CASH EQUIVALENTS	299,353	207,740
CASH AND CASH EQUIVALENTS, beginning of period	2,901,545	1,513,123

CASH AND CASH EQUIVALENTS, end of period	$3,200,898	$1,720,863

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$67,348	$16,906
Issuance of 200,000 shares of common stock in exchange for note receivable from an officer of the company	$—	$82,000

See accompanying notes to condensed financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Basic and Diluted Net Income (Loss) Per Share

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted earnings per share (“EPS”). During the quarter ended September 30, 2002, options to purchase 18,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2002 and it resulted in 5,087 common stock equivalents to be added to the weighted average shares. During the quarter ended September 30, 2001, options to purchase 1,061,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments is antidilutive. During the quarters ended September 30, 2002 and 2001, no options to purchase shares of common stock were exercised.

3.	Issuance of Shares of Common Stock

Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company’s board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company recognized a non-cash compensation expense of $40,000 during the three months ended September 30, 2002, which was a result of the decrease in the price of the Company’s common stock between July 1, 2002 and September 30, 2002.

4.	Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of this standard did not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are generally effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company’s adoption of this standard did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. The Company’s adoption of this standard did not have a material impact on its financial statements.

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

5.	Other Assets

The carrying value of other assets at September 30, 2002 is as follows:

	Goodwill	Deposits and other	Total
Original Cost	$26,023,407	$123,614	$26,147,021
Less accumulated amortization	(21,727,930)	$—	(21,727,930)

Other assets, net	$4,295,477	$123,614	$4,419,091

The Company adopted SFAS No. 142 effective July 1, 2002. Had the Company adopted SFAS No. 142 on July 1, 2001, the Company’s net loss for the three months ended September 30, 2001 would have been reduced by $2.2 million ($0.22 per share) for amortization expense that would not have been recorded.

6.	Letter of Credit Security Commitment Agreement

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

The obligations to Mr. Hunt are secured by the Company’s assets other than accounts receivable. Under a registration agreement, Mr. Hunt has demand and piggyback registration rights with respect to any shares issued under the Letter of Credit Security Commitment Agreement. The demand registration right is subject

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a 120 day deferral if the Board of Directors determines that such registration would be seriously detrimental to the Company or its shareholders.

7.	Restricted Cash

On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, the Company increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond.

8.	Income Taxes

During the three month period ended September 30, 2002, the Company generated taxable income. No provision for income taxes has been recorded as the taxable income will be offset with net operating losses generated in prior periods. As of September 30, 2002, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating taxable income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time.

9.	Commitments and Contingencies

A lawsuit filed against our wholly owned subsidiary, PDQ.Net, Incorporated, and our Vice Chairman, William E. Ladin, Jr. by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico was dismissed with prejudice upon payment of $5,000 to the plaintiff. The plaintiff was seeking damages in the amount of $960,000 related to a finders fee it claimed was owed in connection with the Company’s acquisition of PDQ.Net.

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 2—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of September 30, 2002, we served approximately 118,000 subscribers in the southwestern United States.

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

High user density is the cornerstone of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization).

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

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the three months ended September 30, 2002 and no amortization expense will be recorded for future quarters because the majority of intangible assets were fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets resulted in no amortization expense related to goodwill. As a result, in future quarters with otherwise similar results, we expect to report positive EBITDA and net income. However, there can be no assurance we will be able to sustain positive EBITDA or net income in the future.

We have an accumulated deficit of $54.6 million at September 30, 2002 and have had annual operating losses since inception as a result of building network infrastructure and rapidly increasing market share.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The following table sets forth certain unaudited financial data for the three months ended September 30, 2002 and 2001. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$4,984	100.0%	$7,263	99.5%
Other	2	0.0%	35	0.5%

Total	4,986	100.0%	7,298	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,602	52.2%	3,462	47.4%
Sales and marketing	150	3.0%	298	4.1%
General and administrative	1,140	22.9%	1,562	21.4%
Provision for bad debt expense	146	2.9%	563	7.7%
Depreciation and amortization	233	4.7%	3,881	53.2%

Total	4,271	85.7%	9,766	133.8%

OPERATING INCOME (LOSS)	715	14.3%	(2,468)	(33.8)%
INTEREST EXPENSE, NET	(143)	(2.9)%	(97)	(1.3)%

NET INCOME (LOSS)	$572	11.5%	$(2,565)	(35.1)%

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.06		$(0.26)

DILUTED	$0.06		$(0.26)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	10,167		10,002
DILUTED	10,173		10,002
OTHER DATA:
Subscribers at end of period	118,000		148,000
EBITDA(1)	948		1,413
EBITDA margin (2)	19.0%		19.4%
CASH FLOW DATA:
Cash flow from operations	375		842
Cash flow used in investing activities	62		281
Cash flow used in financing activities	13		353

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

Total revenue.    Total revenue decreased by $2.3 million, or 31.5%, to $5.0 million for the three months ended September 30, 2002, from $7.3 million for the three months ended September 30, 2001. The Company’s subscriber count decreased by 30,000, or 20.3%, to 118,000 as of September 30, 2002 compared to 148,000 as of September 30, 2001. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales.

Connectivity and operations.    Connectivity and operations expense decreased by $900,000, or 25.7%, to $2.6 million for the three months ended September 30, 2002 from $3.5 million for the three months ended September 30, 2001. The decrease is primarily due to a decrease in our per unit connectivity costs which resulted mainly from the consolidation of internet and telephone connections and circuits. As a percentage of revenue, connectivity and operations expense increased to 52.2% for the three months ended September 30, 2002, from 47.4% for the three months ended September 30, 2001.

Sales and marketing.    Sales and marketing expense decreased by $148,000, or 49.7%, to $150,000 for the three months ended September 30, 2002, compared to $298,000 for the three months ended September 30, 2001. The majority of the decrease relates to a reduction of personnel costs and general advertising programs.

General and administrative.    General and administrative expense decreased by $420,000, or 26.9%, to $1.14 million for the three months ended September 30, 2002, from $1.56 million for the three months ended September 30, 2001. The decrease is mainly related to the Company’s overall effort in cost reduction. General and administrative expense as a percentage of total revenue increased to 22.9% for the three months ended September 30, 2002, from 21.4% for the three months ended September 30, 2001.

Provision for bad debt expense.    Provision for bad debt expense decreased by $417,000, or 74.1%, to $146,000 for the three months ended September 30, 2002, from $563,000 for the three months ended September 30, 2001. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue decreased to 2.9% for the three months ended September 30, 2002, from 7.7% for the three months ended September 30, 2001. As of September 30, 2002, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.    Depreciation and amortization decreased significantly by $3.6 million, or 92.8%, to $233,000 for the three months ended September 30, 2002, from $3.9 million for the three months ended September 30, 2001. Due to the adoption of SFAS No. 142, the Company recorded no amortization expense for the three months ended September 30, 2002. Amortization expense was $3.5 million for the three months ended September 30, 2001.

Interest expense, net.    Interest expense, net increased by $46,000, or 47.4%, to $143,000 for the three months ended September 30, 2002, from $97,000 for the three months ended September 30, 2001. The increase is due to recognition of interest expense of $66,000 related to a $3.3 million letter of credit agreement with the Company’s Chairman, William O. Hunt for a full three months for the three months ended September 30, 2002 compared to only $11,000 for the three months ended September 30, 2001.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations.

Cash provided by operating activities totaled $375,000 and $842,000 for the three months ended September 30, 2002 and 2001, respectively. Cash provided by operating activities for the three months ended September 30, 2002 was impacted by $949,000 in positive EBITDA which was offset by an increase in restricted cash of $332,000 and a decrease in deferred revenue of $229,000.

Cash used in investing activities totaled $62,000 and $281,000 for the three months ended September 30, 2002 and 2001, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

Cash used in financing activities totaled $13,000 and $353,000 for the three months ended September 30, 2002 and 2001, respectively. Cash used in financing activities for the three months ended September 30, 2002 consisted mainly of payments of $29,000 to service capital leases and long-term obligations which was reduced by proceeds of $16,000 from the issuance of common stock related to the employee stock purchase plan.

On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, the Company increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond are up to $316,000.

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

We estimate that cash on hand of $3.2 million at September 30, 2002 along with anticipated revenue collections and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2003 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, including DSL and commercial services customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred to the Company’s previously reported risk profile for market-risk sensitive instruments.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief

Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A lawsuit filed against our wholly owned subsidiary, PDQ.Net, Incorporated, and our Vice Chairman, William E. Ladin, Jr. by Santa Fe Capital Group, Inc. in the District Court of Santa Fe County, New Mexico was dismissed with prejudice upon payment of $5,000 to the plaintiff. The plaintiff was seeking damages in the amount of $960,000 related to a finders fee it claimed was owed in connection with the Company’s acquisition of PDQ.Net.

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

3.1
Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

3.2
By-Laws, as amended, incorporated by reference to Exhibit Nos. 3.3 and 3.4 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527), and Exhibit No. 3.3 to the Company’s Form 10-QSB filed on November 15, 1999 (File No. 000-25147).

4.1
Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

4.2
Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179).

11	Computation of earnings per share(1)

(1)	See note 2 to the financial statements.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on September 20, 2002 reporting the certifications required by 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC. (Registrant)

Date:	11/14/02	By: /s/ Jack T. Smith
Jack T. Smith President and Chief Executive Officer

Date:	11/14/02	By: /s/ Mark Novy
Mark Novy Controller and Chief Accounting Officer

CERTIFICATIONS

I, Jack T. Smith, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Internet America, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jack T. Smith
Jack T. Smith
Chief Executive Officer

I, Mark Novy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Internet America, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark Novy
Mark Novy
Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

3.2
By-Laws, as amended, incorporated by reference to Exhibit Nos. 3.3 and 3.4 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527), and Exhibit No. 3.3 to the Company’s Form 10-QSB filed on November 15, 1999 (File No. 000-25147).

4.1
Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527).

4.2
Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179).

11	Computation of earnings per share (1)

(1)	See note 2 to the financial statements.