Form 10-Q
period 2002-12-31
INTERNET AMERICA INC
filed 2003-02-14
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT FEBRUARY 6, 2003

Common Stock at $.01 par value: 10,295,663 shares

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,911,230	$2,901,545
Restricted cash	532,053	200,000
Accounts receivable, net of allowance for uncollectible accounts of $1,496,108 and $2,038,054 as of December 31, 2002 and June 30, 2002, respectively	581,925	672,979
Prepaid expenses and other current assets	323,993	269,832

Total current assets	5,349,201	4,044,356
Property and equipment, net	594,276	938,587
Other assets, net	4,398,970	4,451,044

	$10,342,447	$9,433,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$640,839	$853,538
Accrued liabilities	2,168,121	1,939,107
Deferred revenue	2,446,240	2,829,393
Current maturities of capital lease obligations	47,939	73,480
Current maturities of long-term debt	—	6,746

Total current liabilities	5,303,139	5,702,264
Capital lease obligations, net of current portion	—	18,749
Accrued lawsuit liability	3,300,000	3,300,000

Total liabilities	8,603,139	9,021,013

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,230,902 and 10,105,249 issued and outstanding at December 31, 2002 and June 30, 2002, respectively	102,309	101,052
Additional paid-in capital	55,576,367	55,527,213
Note receivable from a shareholder and an officer	(82,000)	(82,000)
Accumulated deficit	(53,857,368)	(55,133,291)

Total shareholders’ equity	1,739,308	412,974

	$10,342,447	$9,433,987

See accompanying notes to condensed consolidated financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
REVENUES:
Internet services	$4,617,326	$6,526,257	$9,601,225	$13,789,807
Other	9,263	12,756	11,393	47,586
Total	4,626,589	6,539,013	9,612,618	13,837,393

OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,077,282	3,556,605	4,679,569	7,018,965
Sales and marketing	137,131	45,049	287,098	342,705
General and administrative	1,212,701	1,408,410	2,351,621	2,971,420
Provision for bad debt expense	153,826	481,474	299,789	1,044,002
Depreciation and amortization	199,185	3,871,599	432,528	7,752,180

Total	3,780,125	9,363,137	8,050,605	19,129,272

OPERATING INCOME (LOSS)	846,464	(2,824,124)	1,562,013	(5,291,879)
INTEREST EXPENSE, NET	(142,933)	(151,122)	(286,092)	(248,028)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$703,531	$(2,975,246)	$1,275,921	$(5,539,907)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.07	$(0.30)	$0.13	$(0.55)

DILUTED	$0.07	$(0.30)	$0.12	$(0.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,228,203	10,026,997	10,198,011	10,014,457
DILUTED	10,279,906	10,026,997	10,247,684	10,014,457

See accompanying notes to condensed consolidated financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$1,275,921	$(5,539,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	432,528	7,752,180
Provision for bad debt expense	299,789	1,044,002
Non-cash compensation expense	20,000	54,000
Changes in operating assets and liabilities:
Restricted cash	(332,053)	(200,000)
Accounts receivable	(208,735)	(829,667)
Prepaid expenses and other current assets	(54,161)	20,423
Other assets	52,074	46,378
Accounts payable and accrued liabilities	16,315	(230,349)
Deferred revenue	(383,153)	(822,118)

Net cash provided by operating activities	1,118,525	1,294,942

INVESTING ACTIVITIES
Purchases of property and equipment	(88,215)	(320,357)

Net cash used in investing activities	(88,215)	(320,357)

FINANCING ACTIVITIES:
Proceeds from issuance of common equity	30,411	18,238
Principal payments of capital lease obligations	(44,290)	(118,211)
Principal payments of long-term debt	(6,746)	(574,982)

Net cash used in financing activities	(20,625)	(674,955)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,009,685	299,630
CASH AND CASH EQUIVALENTS, beginning of period	2,901,545	1,513,123

CASH AND CASH EQUIVALENTS, end of period	$3,911,230	$1,812,753

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$68,178	$108,028
Capital lease obligations incurred for equipment	$—	$107,187
Issuance of 200,000 shares of common stock in exchange for note receivable from an officer of the company	$—	$82,000

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Basic and Diluted Net Income (Loss) Per Share

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2002. During the three and six months ended December 31, 2002, options to purchase 58,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of December 31, 2002 and it resulted in 51,703 and 49,673 common stock equivalents to be added to the weighted average shares for the three and six months ended December 31, 2002, respectively. During the three and six months ended December 31, 2001, options to purchase 1,194,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments was antidilutive. During the three and six months ended December 31, 2002 and 2001, no options to purchase shares of common stock were exercised.

3.	Issuance of Shares of Common Stock

Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company’s board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company recognized a non-cash compensation expense of $20,000 and $54,000 during the six months ended December 31, 2002 and 2001, respectively, which was a result of the decrease in the price of the Company’s common stock between July 1, 2002 and December 31, 2002 and July 1, 2001 and December 31, 2001, respectively.

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

5.	Other Assets

The carrying value of other assets at December 31, 2002 is as follows:

	Goodwill	Deposits and other	Total
Original Cost	$26,023,407	$103,493	$26,126,900
Less accumulated amortization	(21,727,930)	$—	(21,727,930)
Other assets, net	$4,295,477	$103,493	$4,398,970

The Company adopted SFAS No. 142 effective July 1, 2002. If the Company had adopted SFAS No. 142 on July 1, 2001, the Company’s net loss for the three and six months ended December 31, 2001 would have been as follows:

	Three Months Ended December 31, 2001	Six Months Ended December 31, 2001
Reported net loss	$(2,975,246)	$(5,539,907)
Add back: Goodwill amortization	2,200,000	4,400,000
Adjusted net loss	$(775,246)	$(1,139,907)
Basic loss per share:
Reported net loss	$(.30)	$(.55)
Add back: Goodwill amortization	.22	.44
Adjusted net loss	$(.08)	$(.11)

6.	Letter of Credit Security Commitment Agreement

On September 18, 2001, the Company entered into a Letter of Credit Security Commitment Agreement with the Company’s Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with a judgment entered against the Company. Under this agreement, Mr. Hunt will collateralize a letter of credit in the amount of $3.3 million and the Company will pay Mr. Hunt a commitment fee of 8% per annum, paid quarterly. If the Company reduces the collateral amount by substituting an alternative collateral for the letter of credit, then Mr. Hunt would have a ninety day option to purchase shares of common stock of the Company equal in value to all or a portion of the amount of the reduction, based on when it occurs. The purchase price would be $0.35 per share. If a reduction occurs, Mr. Hunt could purchase shares of common stock of the Company equal in value to the full amount of the reduction.

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

During the three and six months ended December 31, 2002, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of December 31, 2002, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating net income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time.

9.	Commitments and Contingencies

There have been no material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2–

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

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 2002, we served approximately 111,000 subscribers in the southwestern United States.

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

High user density is the cornerstone of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to maintain positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) and net income.

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

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the three and six months ended December 31, 2002 and no amortization expense will be recorded for future quarters because all of the Company’s intangible assets, excluding goodwill, were fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets resulted in no amortization expense related to goodwill. As a result, in future quarters with otherwise similar results, we expect to report positive EBITDA and net income. However, there can be no assurance we will be able to sustain positive EBITDA or net income in the future.

We have an accumulated deficit of $53.9 million at December 31, 2002 and have had annual operating losses since inception until the current fiscal year as a result of building network infrastructure and rapidly increasing market share.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

The following table sets forth certain unaudited financial data for the three months ended December 31, 2002 and 2001. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended December 31, 2002		Three Months Ended December 31, 2001
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$4,617	99.8%	$6,526	99.8%
Other	9	0.2%	13	0.2%

Total	4,626	100.0%	6,539	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,077	44.9%	3,557	54.4%
Sales and marketing	137	3.0%	45	0.7%
General and administrative	1,212	26.2%	1,408	21.5%
Provision for bad debt expense	154	3.3%	481	7.4%
Depreciation and amortization	199	4.3%	3,872	59.2%

Total	3,779	81.7%	9,363	143.2%

OPERATING INCOME (LOSS)	847	18.3%	(2,824)	(43.2%)
INTEREST EXPENSE, NET	(143)	(3.1%)	(151)	(2.3%)
NET INCOME (LOSS)	$704	15.2%	$(2,975)	(45.5%)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.07		$(0.30)

DILUTED	$0.07		$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,228		10,027
DILUTED	10,280		10,027
OTHER DATA:
Subscribers at end of period	111,000		142,000
EBITDA(1)	1,046		1,048
EBITDA margin (2)	22.6%		16.0%

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $1.9 million, or 29.2%, to $4.6 million for the three months ended December 31, 2002, from $6.5 million for the three months ended December 31, 2001. The Company’s subscriber count decreased by 31,000, or 21.8%, to 111,000 as of December 31, 2002 compared to 142,000 as of December 31, 2001. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and loss of higher revenue DSL customers.

Connectivity and operations. Connectivity and operations expense decreased by $1.5 million or 41.7%, to $2.1 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 2001. The decrease is primarily due to a decrease in our per unit connectivity costs which resulted mainly from the consolidation of internet and telephone connections and circuits. As a percentage of revenue, connectivity and operations expense decreased to 44.9% for the three months ended December 31, 2002, from 54.4% for the three months ended December 31, 2001.

Sales and marketing. Sales and marketing expense increased by $92,000, or 204.4%, to $137,000 for the three months ended December 31, 2002, compared to $45,000 for the three months ended December 31, 2001. The expense for the three months ended December 31, 2001 was unusually low due to a credit of $68,000 resulting from the elimination of advertising payables.

General and administrative. General and administrative expense decreased by $0.2 million, or 14.3%, to $1.2 million for the three months ended December 31, 2002, from $1.4 million for the three months ended December 31, 2001. The decrease is mainly related to the Company’s overall effort in cost reduction. General and administrative expense as a percentage of total revenue increased to 26.2% for the three months ended December 31, 2002, from 21.5% for the three months ended December 31, 2001.

Provision for bad debt expense. Provision for bad debt expense decreased by $327,000, or 68.0%, to $154,000 for the three months ended December 31, 2002, from $481,000 for the three months ended December 31, 2001. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue decreased to 3.3% for the three months ended December 31, 2002, from 7.4% for the three months ended December 31, 2001. As of December 31, 2002, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased significantly by $3.7 million, or 94.9%, to $199,000 for the three months ended December 31, 2002, from $3.9 million for the three months ended December 31, 2001. Due to the adoption of SFAS No. 142, the Company recorded no amortization expense for the three months ended December 31, 2002. Amortization expense was $3.5 million for the three months ended December 31, 2001.

Interest expense, net. Interest expense, net decreased by $8,000, or 5.3%, to $143,000 for the three months ended December 31, 2002, from $151,000 for the three months ended December 31, 2001. The slight decrease is related to the reduction in capital lease and other debt obligations from a year ago. The interest expense for the three months ended December 31, 2002 includes $80,000 in post-judgement interest on an adverse judgement in a lawsuit and $66,000 interest related to a $3.3 million letter of credit agreement with the Company’s Chairman, William O. Hunt which was offset by a small amount of interest income.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

The following table sets forth certain unaudited financial data for the six months ended December 31, 2002 and 2001. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts.

	Six Months Ended December 31, 2002		Six Months Ended December 31, 2001
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$9,601	99.9%	$13,790	99.7%
Other	12	0.1%	47	0.3%

Total	9,613	100.0%	13,837	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,680	48.7%	7,019	50.7%
Sales and marketing	287	3.0%	343	2.5%
General and administrative	2,351	24.5%	2,971	21.5%
Provision for bad debt expense	300	3.1%	1,044	7.5%
Depreciation and amortization	433	4.5%	7,752	56.0%

Total	8,051	83.8%	19,129	138.2%

OPERATING INCOME (LOSS)	1,562	16.2%	(5,292)	(38.2%)
INTEREST EXPENSE, NET	(286)	(3.0%)	(248)	(1.8%)
NET INCOME (LOSS)	$1,276	13.3%	$(5,540)	(40.0%)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.13		$(0.55)

DILUTED	$0.12		$(0.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,198		10,014
DILUTED	10,248		10,014
OTHER DATA:
Subscribers at end of period	111,000		142,000
EBITDA(1)	1,995		2,460
EBITDA margin (2)	20.8%		17.8%
CASH FLOW DATA:
Cash flow from operations	1,119		1,295
Cash flow used in investing activities	88		320
Cash flow used in financing activities	21		675

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $4.2 million, or 30.4%, to $9.6 million for the six months ended December 31, 2002, from $13.8 million for the six months ended December 31, 2001. The Company’s subscriber count decreased by 31,000, or 21.8%, to 111,000 as of December 31, 2002 compared to 142,000 as of December 31, 2001. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and loss of higher revenue DSL customers.

Connectivity and operations. Connectivity and operations expense decreased by $2.3 million, or 32.9%, to $4.7 million for the six months ended December 31, 2002 from $7.0 million for the six months ended December 31, 2001. The decrease is primarily due to a decrease in our per unit connectivity costs which resulted mainly from the consolidation of internet and telephone connections and circuits. As a percentage of revenue, connectivity and operations expense decreased to 48.7% for the six months ended December 31, 2002, from 50.7% for the six months ended December 31, 2001.

Sales and marketing. Sales and marketing expense decreased by $56,000, or 16.3%, to $287,000 for the six months ended December 31, 2002, compared to $343,000 for the six months ended December 31, 2001. The majority of the decrease relates to a reduction of personnel costs and general advertising programs.

General and administrative. General and administrative expense decreased by $0.6 million, or 20.0%, to $2.4 million for the six months ended December 31, 2002, from $3.0 million for the six months ended December 31, 2001. The decrease is mainly related to the Company’s overall effort in cost reduction. General and administrative expense as a percentage of total revenue increased to 24.5% for the six months ended December 31, 2002, from 21.5% for the six months ended December 31, 2001.

Provision for bad debt expense. Provision for bad debt expense decreased by $700,000, or 70.0%, to $300,000 for the six months ended December 31, 2002, from $1.0 million for the six months ended December 31, 2001. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue decreased to 3.1% for the six months ended December 31, 2002, from 7.5% for the six months ended December 31, 2001. As of December 31, 2002, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased significantly by $7.4 million, or 94.9%, to $433,000 for the six months ended December 31, 2002, from $7.8 million for the six months ended December 31, 2001. Due to the adoption of SFAS No. 142, the Company recorded no amortization expense for the six months ended December 31, 2002. Amortization expense was $7.1 million for the six months ended December 31, 2001.

Interest expense, net. Interest expense, net increased by $38,000, or 15.3%, to $286,000 for the six months ended December 31, 2002, from $248,000 for the six months ended December 31, 2001. The increase is due to recognition of interest expense of $132,000 related to a $3.3 million letter of credit agreement with the Company’s Chairman, William O. Hunt for a full six month period for the six months ended December 31, 2002 compared to only $77,000 for the six months ended December 31, 2001.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) public and private sales of equity securities, (ii) loans from shareholders and third parties and (iii) cash flows from operations.

Cash provided by operating activities totaled $1.1 million and $1.3 million for the six months ended December 31, 2002 and 2001, respectively. Cash provided by operating activities for the six months ended December 31, 2002 was the result of $2.0 million in positive EBITDA which was offset by uses of cash for restricted cash, accounts receivable and deferred revenue for a total of $924,000.

Cash used in investing activities totaled $88,000 and $320,000 for the six months ended December 31, 2002 and 2001, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

Cash used in financing activities totaled $21,000 and $675,000 for the six months ended December 31, 2002 and 2001, respectively. Cash used in financing activities for the six months ended December 31, 2002 consisted mainly of payments of $51,000 to service capital leases and long-term obligations which was reduced by proceeds of $30,000 from the issuance of common stock related to the employee stock purchase plan.

On September 18, 2001, we entered into an agreement with our Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, the Company increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond are up to $333,000.

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

We estimate that cash on hand of $3.9 million at December 31, 2002 along with anticipated EBITDA and the appeal bond financing discussed above will be sufficient for meeting our working capital needs for fiscal 2003 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, including DSL and commercial services customers, (2) we will not increase revenues, EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 2002, the Company held its 2002 annual meeting of shareholders, at which the shareholders voted as follows:

MATTER VOTED ON	SHARES VOTED FOR	AUTHORITY WITHHELD
The election of William O. Hunt to the board of directors	9,202,522	138,249

Other directors whose terms of office continued after the meeting are Jack T. Smith, Peter C. Gibbons, William E. Ladin, Jr. and Gary L. Corona.

	NUMBER OF SHARES
MATTER VOTED ON	FOR	AGAINST	ABSTAIN
Approval of an amendment to the Internet America, Inc. Employee Stock Purchase Plan to increase by 500,000 the number of shares of common stock reserved for issuance under such plan	9,078,454	239,452	22,865

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

11	Computation of earnings per share (1)

99.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	See note 2 to the financial statements.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on November 14, 2002 reporting the certifications required by 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC. (Registrant)

Date: 02/14/03	By:	/s/ Jack T. Smith
Jack T. Smith President and Chief Executive Officer

Date: 02/14/03	By:	/s/ Mark Novy
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

Date: February 14, 2003

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

Date: February 14, 2003

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

11	Computation of earnings per share (1)

99.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	See note 2 to the financial statements.