Form 10-Q
period 2003-03-31
INTERNET AMERICA INC
filed 2003-05-15
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

OUTSTANDING AT MAY 12, 2003

Common Stock at $.01 par value: 10,337,476 shares

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,512,157	$2,901,545
Restricted cash	532,053	200,000
Accounts receivable, net of allowance for uncollectible accounts of $1,341,134 and $2,038,054 as of March 31, 2003 and June 30, 2002, respectively	488,615	672,979
Prepaid expenses and other current assets	262,197	269,832

Total current assets	5,795,022	4,044,356
Property and equipment, net	465,117	938,587
Other assets, net	4,398,970	4,451,044

	$10,659,109	$9,433,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$787,149	$853,538
Accrued liabilities	1,912,072	1,939,107
Deferred revenue	2,333,091	2,829,393
Current maturities of capital lease obligations	31,732	73,480
Current maturities of long-term debt	—	6,746

Total current liabilities	5,064,044	5,702,264
Capital lease obligations, net of current portion	—	18,749
Accrued lawsuit liability	3,300,000	3,300,000

Total liabilities	8,364,044	9,021,013

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,295,663 and 10,105,249 issued and outstanding at March 31, 2003 and June 30, 2002, respectively	102,956	101,052
Additional paid-in capital	55,595,967	55,527,213
Note receivable from a shareholder and an officer	(82,000)	(82,000)
Accumulated defecit	(53,321,858)	(55,133,291)

Total shareholders’ equity	2,295,065	412,974

	$10,659,109	$9,433,987

See accompanying notes to condensed consolidated financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
REVENUES:
Internet services	$4,183,081	$6,183,422	$13,784,306	$19,973,230
Other	8,939	12,425	20,332	60,010

Total	4,192,020	6,195,847	13,804,638	20,033,240

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,983,156	2,954,660	6,662,725	9,973,625
Sales and marketing	119,421	230,626	406,519	573,331
General and administrative	1,053,787	1,399,920	3,405,408	4,371,341
Provision for bad debt expense	228,335	537,443	528,124	1,581,445
Depreciation and amortization	129,179	3,902,587	561,707	11,654,767

Total	3,513,878	9,025,236	11,564,483	28,154,509

OPERATING INCOME (LOSS)	678,142	(2,829,389)	2,240,155	(8,121,269)
INTEREST EXPENSE, NET	(142,632)	(142,654)	(428,724)	(390,681)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$535,510	$(2,972,043)	$1,811,431	$(8,511,950)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.05	$(0.30)	$0.18	$(0.85)

DILUTED	$0.05	$(0.30)	$0.18	$(0.85)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,291,305	10,064,571	10,228,655	10,030,918
DILUTED	10,295,645	10,064,571	10,233,605	10,030,918

See accompanying notes to condensed consolidated financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$1,811,431	$(8,511,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	561,707	11,654,767
Provision for bad debt expense	528,124	1,581,445
Non-cash compensation expense	26,000	60,000
Changes in operating assets and liabilities:
Restricted cash	(332,053)	(200,000)
Accounts receivable	(343,760)	(1,200,862)
Prepaid expenses and other current assets	7,635	12,034
Other assets	52,074	47,158
Accounts payable and accrued liabilities	(93,424)	(56,868)
Deferred revenue	(496,302)	(1,093,307)

Net cash provided by operating activities	1,721,432	2,292,417

INVESTING ACTIVITIES
Purchases of property and equipment	(88,235)	(503,509)

Net cash used in investing activities	(88,235)	(503,509)

FINANCING ACTIVITIES:
Proceeds from issuance of common equity	44,658	26,839
Principal payments of capital lease obligations	(60,497)	(169,329)
Principal payments of long-term debt	(6,746)	(581,201)

Net cash used in financing activities	(22,585)	(723,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,610,612	1,065,217
CASH AND CASH EQUIVALENTS, beginning of period	2,901,545	1,513,123

CASH AND CASH EQUIVALENTS, end of period	$4,512,157	$2,578,340

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$200,744	$170,682
Capital lease obligations incurred for equipment	$—	$107,187
Issuance of 200,000 shares of common stock in exchange for note receivable from an officer of the company	$—	$82,000

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

2. Basic and Diluted Net Income (Loss) Per Share

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2003. During the three and nine months ended March 31, 2003, options to purchase 18,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of March 31, 2003 and it resulted in 4,340 and 4,950 common stock equivalents to be added to the weighted average shares for the three and nine months ended March 31, 2003, respectively. During the three and nine months ended March 31, 2003, options to purchase 1,099,557 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of March 31, 2003. During the three and nine months ended March 31, 2002, options to purchase 1,194,870 shares of common stock were not included in the computation of diluted EPS because the Company incurred a net loss for the period and the effect of such instruments was antidilutive. During the three and nine months ended March 31, 2003 and 2002, no options to purchase shares of common stock were exercised. Also see Note 7 regarding an option to purchase 9,428,571 shares of common stock of the Company at the price of $0.35 per share.

3. Issuance of Shares of Common Stock

Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The purchase price per share of the common stock under the Stock Purchase Agreement was the closing price of the common stock on the date the Company’s board of directors approved the transaction. Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $3.4375 per share. The officer exercised the put agreement on August 6, 2001. On that day another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of the new Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company recognized a non-cash compensation expense of $26,000 and $60,000 during the nine months ended March 31, 2003 and 2002, respectively, which was a result of the decrease in the price of the Company’s common stock between July 1, 2002 and March 31, 2003 and July 1, 2001 and March 31, 2002, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions for the quarter ended March 31, 2003. The Company does not expect the adoption of the accounting provisions of SFAS No. 148 to have a material impact on its financial position or results of operations.

5. Other Assets

The carrying value of other assets at March 31, 2003 is as follows:

	Goodwill	Deposits and other	Total
Original Cost	$26,023,407	$103,493	$26,126,900
Less accumulated Amortization	(21,727,930)	$—	(21,727,930)

Other assets, net	$4,295,477	$103,493	$4,398,970

The Company adopted SFAS No. 142 effective July 1, 2002. If the Company had adopted SFAS No. 142 on July 1, 2001, the Company’s net loss for the three and nine months ended March 31, 2002 would have been as follows:

	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002
Reported net loss	$(2,972,043)	$(8,511,950)
Add back: Goodwill amortization	2,200,000	6,600,000
Adjusted net loss	$(772,043)	$(1,911,950)

Basic and diluted loss per share:
Reported net loss	$(0.30)	$(0.85)
Add back: Goodwill amortization	0.22	0.66
Adjusted net loss	$(0.08)	$(0.19)

6. Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the three and nine months ended March 31, 2003 and 2002 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share for the three and nine months ended March 31, 2003 and 2002 would have been as indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Reported net income (loss)	$535,510	$(2,972,043)	$1,811,431	$(8,511,950)
Less: SFAS No. 123 compensation expense	(119,030)	(218,102)	(518,319)	(654,306)

Pro forma net income (loss)	$416,480	$(3,190,145)	$1,293,112	$(9,166,256)
Reported basic and diluted income (loss) per share	$0.05	$(0.30)	$0.18	$(0.85)
Less: SFAS No. 123 compensation expense	(0.01)	(0.02)	(0.05)	(0.06)

Pro forma basic and diluted income (loss) per share	$0.04	$(0.32)	$(0.13)	$(0.91)

7. Letter of Credit Security Commitment Agreement

On September 18, 2001, the Company entered into a Letter of Credit Security Commitment Agreement with a director and former Chairman, William O. Hunt, to finance an appeal bond in the approximate amount of $3.3 million in connection with a judgment entered against the Company. Under this agreement, Mr. Hunt collateralized a letter of credit in the amount of $3.3 million and the Company paid Mr. Hunt a commitment fee of 8% per annum, paid quarterly. On May 6, 2003, related to a settlement of the judgment, the Company notified Mr. Hunt that it intends to reduce the collateral in full. Accordingly, under the Letter of Credit Security Commitment Agreement, Mr. Hunt has a transferable option to purchase 9,428,571 shares of common stock of the Company at the price of $0.35 per share. The purchase option expires 120 days after the notice of reduction. The Company will continue to pay the commitment fee to Mr. Hunt for an additional thirty days after the notice of reduction or until the court releases the appeal bond, whichever is later.

The obligations to Mr. Hunt are secured by the Company’s assets other than accounts receivable. Under a registration agreement, Mr. Hunt has demand and piggyback registration rights with respect to any shares issued under the Letter of Credit Security Commitment Agreement. The demand registration right is subject to a 120 day deferral if the Board of Directors determines that such registration would be seriously detrimental to the Company or its shareholders. See Note 12—Subsequent Events.

8. Restricted Cash

On September 18, 2001, the Company entered into an agreement with a director and former Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, the Company increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. The lawsuit was settled on May 6, 2003, and the Company expects the appeal bond to be released. See Note 12—Subsequent Events.

9. Income Taxes

During the three and nine months ended March 31, 2003, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of March 31, 2003, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating net income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time. Net operating losses of the Company will potentially be limited if there is a change in control.

10. Commitments and Contingencies

On May 6, 2003, the Company entered into a settlement agreement with the plaintiff in the lawsuit styled Cindy Carradine v. Internet America, Inc., William O. Hunt and Michael T. Maples filed in the District Court of Dallas County, Texas. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million has been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $6 million. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million. See Note 12—Subsequent Events.

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and subsequent Quarterly Reports on Form 10-Q.

11. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

12. Subsequent Events

On May 6, 2003, the Company entered into a settlement agreement with the plaintiff in the lawsuit styled Cindy Carradine v. Internet America, Inc., William O. Hunt and Michael T. Maples filed in the District Court of Dallas County, Texas. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million has been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $6 million. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million. After payment of the settlement amount and release of the appeal bond, management expects the Company to have a cash balance of approximately $1.75 million. Management expects the settlement payment to result in a pretax gain of approximately $419,000 on the Company’s income statement for the quarter ended June 30, 2003. Ongoing costs of the appeal that will be eliminated by the settlement total approximately $636,000 per year, including post-judgment interest, financing fees and bond fees. The use of the Company’s cash in lieu of the financing will, however, reduce the Company’s current assets while reducing long term debt, causing a reduction of the Company’s net working capital of $2.88 million.

The Company entered into a Letter of Credit Security Commitment Agreement in September 2001 with a director and former Chairman, William O. Hunt, to finance the appeal bond in the approximate amount of $3.3 million in connection with that lawsuit. Under this agreement, Mr. Hunt collateralized a letter of credit in the amount of $3.3 million and the Company paid Mr. Hunt a commitment fee of 8% per annum, paid quarterly. Upon settlement of the lawsuit on May 6, 2003, the Company notified Mr. Hunt that it intends to reduce the collateral in full. Accordingly, under the Letter of Credit Security Commitment Agreement, Mr. Hunt has a transferable option to purchase 9,428,571 shares of common stock of the Company at the price of $0.35 per share. The purchase option expires 120 days after the notice of reduction. The Company will continue to pay the commitment fee to Mr. Hunt for an additionalthirty days after the notice of reduction or until the court releases the appeal bond, whichever is later.

ITEM 2-

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

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of March 31, 2003, we served approximately 103,000 subscribers in the southwestern United States.

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

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the three and nine months ended March 31, 2003 and no amortization expense will be recorded for future quarters because all of the Company’s intangible assets, excluding goodwill, were fully amortized by June 30, 2002 and, in addition, the adoption of SFAS No. 142 related to intangible assets resulted in no amortization expense related to goodwill. As a result, in future quarters with otherwise similar results, we expect to report positive EBITDA and net income. However, there can be no assurance we will be able to sustain positive EBITDA or net income in the future.

We have an accumulated deficit of $53.3 million at March 31, 2003 and have had annual operating losses since inception until the current fiscal year as a result of building network infrastructure and rapidly increasing market share.

9

Settlement of Lawsuit and Status of Financing

On May 6, 2003, the Company entered into a settlement agreement with the plaintiff in the lawsuit styled Cindy Carradine v. Internet America, Inc., William O. Hunt and Michael T. Maples filed in the District Court of Dallas County, Texas. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million has been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $6 million. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million.

The Company entered into a Letter of Credit Security Commitment Agreement in September 2001 with a director and former Chairman, William O. Hunt, to finance the appeal bond in the approximate amount of $3.3 million in connection with that lawsuit. Under this agreement, Mr. Hunt collateralized a letter of credit in the amount of $3.3 million and the Company paid Mr. Hunt a commitment fee of 8% per annum, paid quarterly. Upon settlement of the lawsuit on May 6, 2003, the Company notified Mr. Hunt that it intends to reduce the collateral in full. Accordingly, under the Letter of Credit Security Commitment Agreement, Mr. Hunt has a transferable option to purchase 9,428,571 shares of common stock of the Company at the price of $0.35 per share. The purchase option expires 120 days after the notice of reduction. The Company will continue to pay the commitment fee to Mr. Hunt for an additional thirty days after the notice of reduction or until the court releases the appeal bond, whichever is later.

After payment of the settlement amount and release of the appeal bond, management expects the Company to have a cash balance of approximately $1.75 million. Management expects the settlement payment to result in a pretax gain of approximately $419,000 on the Company’s income statement for the quarter ended June 30, 2003. Ongoing costs of the appeal which will be eliminated by the settlement, total approximately $636,000 per year, including post-judgment interest, financing fees and bond fees. The use of the Company’s cash in lieu of the financing will, however, reduce the Company’s current assets while reducing long term debt, causing a reduction of the Company’s net working capital of $2.88 million.

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

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Sales and marketing costs are expensed as incurred, net of co-marketing credits.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth certain unaudited financial data for the three months ended March 31, 2003 and 2002. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$4,183	99.8%	$6,184	99.8%
Other	9	0.2%	12	0.2%

Total	4,192	100.0%	6,196	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,983	47.3%	2,954	47.7%
Sales and marketing	119	2.8%	231	3.7%
General and administrative	1,054	25.1%	1,400	22.6%
Provision for bad debt expense	228	5.4%	537	8.7%
Depreciation and amortization	129	3.1%	3,903	63.0%

Total	3,513	83.8%	9,025	145.7%

OPERATING INCOME (LOSS)	679	16.2%	(2,829)	(45.7%)
INTEREST EXPENSE, NET	(143)	(3.4%)	(143)	(2.3%)
NET INCOME (LOSS)	$536	12.8%	$(2,972)	(48.0%)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.05		$(0.30)

DILUTED	$0.05		$(0.30)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	10,291		10,065
DILUTED	10,296		10,065
OTHER DATA:
Subscribers at end of period	103,000		137,000
EBITDA(1)	808	19.3%	1,074	17.3%

Reconciliation of net income (loss) (a GAAP measure) to EBITDA (a non-GAAP measure):
Net income (loss)	$536		$(2,972)
Add: Depreciation and amortization	129		3,903
Add: Interest expense, net	143		143

EBITDA	$808		$1,074

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue decreased by $2.0 million, or 32.3%, to $4.2 million for the three months ended March 31, 2003, from $6.2 million for the three months ended March 31, 2002. The Company’s subscriber count decreased by 34,000, or 24.8%, to 103,000 as of March 31, 2003 compared to 137,000 as of March 31, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and loss of DSL customers due to the bankruptcy of one of the Company’s DSL providers.

Connectivity and operations. Connectivity and operations expense decreased by $1.0 million or 33.3%, to $2.0 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002. The decrease is primarily due to a decrease in our per unit connectivity costs which resulted mainly from the consolidation of internet and telephone connections and circuits. As a percentage of revenue, connectivity and operations expense decreased slightly to 47.3% for the three months ended March 31, 2003, from 47.7% for the three months ended March 31, 2002.

Sales and marketing. Sales and marketing expense decreased by $112,000, or 48.5%, to $119,000 for the three months ended March 31, 2003, compared to $231,000 for the three months ended March 31, 2002. The majority of the decrease relates to a reduction of personnel costs.

General and administrative. General and administrative expense decreased by $0.3 million, or 21.4%, to $1.1 million for the three months ended March 31, 2003, from $1.4 million for the three months ended March 31, 2002. The decrease is mainly related to the Company’s overall effort in cost reduction. General and administrative expense as a percentage of total revenue increased to 25.1% for the three months ended March 31, 2003, from 22.6% for the three months ended March 31, 2002.

Provision for bad debt expense. Provision for bad debt expense decreased by $309,000, or 57.5%, to $228,000 for the three months ended March 31, 2003, from $537,000 for the three months ended March 31, 2002. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue decreased to 5.4% for the three months ended March 31, 2003, from 8.7% for the three months ended March 31, 2002. As of March 31, 2003, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased significantly by $3.8 million, or 97.4%, to $129,000 for the three months ended March 31, 2003, from $3.9 million for the three months ended March 31, 2002. Due to the adoption of SFAS No. 142, the Company recorded no amortization expense for the three months ended March 31, 2003. Amortization expense was $3.5 million for the three months ended March 31, 2002.

Interest expense, net. Interest expense, net was $143,000 for the three months ended March 31, 2003 and 2002. The interest expense for the three months ended March 31, 2003 and 2002 consists of $80,000 in post-judgment interest on an adverse judgment in a lawsuit and $66,000 interest related to a $3.3 million letter of credit agreement with a director, William O. Hunt, which was offset by a small amount of interest income. Due to the settlement of the lawsuit on May 6, 2003 and reduction of the financing provided by Mr. Hunt, management expects a reduction in interest expense for the three months ending June 30, 2003 and subsequent quarters. See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Settlement of Lawsuit and Status of Financing.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2003 and 2002. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended March 31, 2003			Nine Months Ended March 31, 2002
	(000’s)	% of Revenues		(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$13,785	99.9%		$19,973	99.7%
Other	20	0.1%		60	0.3%

Total	13,805	100.0%		20,033	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,663	48.3%		9,974	49.8%
Sales and marketing	407	2.9%		573	2.9%
General and administrative	3,405	24.7%		4,371	21.8%
Provision for bad debt expense	528	3.8%		1,581	7.9%
Depreciation and amortization	562	4.1%		11,655	58.2%

Total	11,565	83.8%		28,154	140.5%

OPERATING INCOME (LOSS)	2,240	16.2%		(8,121)	(40.5%	)
INTEREST EXPENSE, NET	(429)	(3.1%	)	(391)	(2.0%	)
NET INCOME (LOSS)	$1,811	13.1%		$(8,512)	(42.5%	)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.18			$(0.85)

DILUTED	$0.18			$(0.85)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,229			10,031
DILUTED	10,234			10,031
OTHER DATA:
Subscribers at end of period	103,000			137,000
EBITDA(1)	2,802	20.3%		3,534	17.6%
Reconciliation of net income (loss) (a GAAP measure) to EBITDA (a non-GAAP measure):
Net income (loss)	$1,811			$(8,512)
Add: Depreciation and amortization	562			11,655
Add: Interest expense, net	429			391

EBITDA	$2,802			$3,534

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue decreased by $6.2 million, or 31.0%, to $13.8 million for the nine months ended March 31, 2003, from $20.0 million for the nine months ended March 31, 2002. The Company’s subscriber count decreased by 34,000, or 24.8%, to 103,000 as of March 31, 2003 compared to 137,000 as of March 31, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and loss of DSL customers due to the bankruptcy of one of the Company’s DSL providers.

Connectivity and operations. Connectivity and operations expense decreased by $3.3 million, or 33.0%, to $6.7 million for the nine months ended March 31, 2003 from $10.0 million for the nine months ended March 31, 2002. The decrease is primarily due to a decrease in our per unit connectivity costs which resulted mainly from the consolidation of internet and telephone connections and circuits. As a percentage of revenue, connectivity and operations expense decreased to 48.3% for the nine months ended March 31, 2003, from 49.8% for the nine months ended March 31, 2002.

Sales and marketing. Sales and marketing expense decreased by $166,000, or 29.0%, to $407,000 for the nine months ended March 31, 2003, compared to $573,000 for the nine months ended March 31, 2002. The majority of the decrease relates to a reduction of personnel costs.

General and administrative. General and administrative expense decreased by $1.0 million, or 22.7%, to $3.4 million for the nine months ended March 31, 2003, from $4.4 million for the nine months ended March 31, 2002. The decrease is mainly related to the Company’s overall effort in cost reduction. General and administrative expense as a percentage of total revenue increased to 24.7% for the nine months ended March 31, 2003, from 21.8% for the nine months ended March 31, 2002.

Provision for bad debt expense. Provision for bad debt expense decreased by $1.1 million, or 68.8%, to $528,000 for the nine months ended March 31, 2003, from $1.6 million for the nine months ended March 31, 2002. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue decreased to 3.8% for the nine months ended March 31, 2003, from 7.9% for the nine months ended March 31, 2002. As of March 31, 2003, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased significantly by $11.1 million, or 94.9%, to $562,000 for the nine months ended March 31, 2003, from $11.7 million for the nine months ended March 31, 2002. Due to the adoption of SFAS No. 142, the Company recorded no amortization expense for the nine months ended March 31, 2003. Amortization expense was $10.6 million for the nine months ended March 31, 2002.

Interest expense, net. Interest expense, net increased by $38,000, or 9.7%, to $429,000 for the nine months ended March 31, 2003, from $391,000 for the nine months ended March 31, 2002. Due to the settlement of a lawsuit on May 6, 2003 and reduction of financing provided by a director, management expects a reduction in interest expense for the three months ending June 30, 2003 and subsequent quarters. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Settlement of Lawsuit and Status of Financing.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by operating activities totaled $1.7 million and $2.3 million for the nine months ended March 31, 2003 and 2002, respectively. Cash provided by operating activities for the nine months ended March 31, 2003 was mainly the result of $1.8 million in net income generated by the Company.

Cash used in investing activities totaled $88,000 and $504,000 for the nine months ended March 31, 2003 and 2002, respectively, which consisted of routine purchases of property and equipment including lease buyouts to expand and upgrade our network.

Cash used in financing activities totaled $23,000 and $724,000 for the nine months ended March 31, 2003 and 2002, respectively. Cash used in financing activities for the nine months ended March 31, 2003 consisted mainly of payments of $67,000 to service capital leases and long-term obligations which was reduced by proceeds of $44,000 from the issuance of common stock related to the employee stock purchase plan.

On September 18, 2001, we entered into an agreement with a director, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America collateralized a portion of the appeal bond by placing $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, the Company increased the amount of these short term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond are up to $316,000. In connection with the agreement, we granted Mr. Hunt a security interest in our assets other than accounts receivable.

On May 6, 2003, the Company settled the judgment described in the preceding paragraph. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million has been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $6 million. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million.

Cash and restricted cash at March 31, 2003 was $5.0 million. After payment of the settlement amount and release of the appeal bond, the Company expects to have a cash balance of approximately $1.75 million. Management believes this cash balance, along with anticipated EBITDA, will be sufficient for meeting our working capital needs for fiscal 2003 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2003, the Company entered into a settlement agreement with the plaintiff in the lawsuit styled Cindy Carradine v. Internet America, Inc., William O. Hunt and Michael T. Maples filed in the District Court of Dallas County, Texas. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million has been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $6 million. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million.

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and subsequent Quarterly Reports on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1

Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

3.2

By-Laws, as amended, incorporated by reference to Exhibit Nos. 3.3 and 3.4 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No.
333-59527), and Exhibit No. 3.3 to the Company’s Form 10-QSB filed on November 15, 1999 (File No. 000-25147)

4.1

Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

4.2

Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179)

10.1	Amendment to Letter of Credit Security Commitment Agreement between Internet America, Inc. and William O. Hunt dated April 23, 2003*

10.2	Compromise Settlement Agreement and Mutual Release between Internet America, Inc., William O. Hunt, Michael T. Maples, Cindy B. Carradine and Eric Calhoun dated May 6, 2003*

11	Computation of earnings per share (1)

99.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	See note 2 to the financial statements.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC. (Registrant)

Date: 05/15/03	By:	/S/ JACK T. SMITH
Jack T. Smith President and Chief Executive Officer

Date: 05/15/03	By:	/S/ MARK NOVY
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

Date: May 15, 2003

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

Date: May 15, 2003

/S/    MARK NOVY

Mark Novy

Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

3.2

By-Laws, as amended, incorporated by reference to Exhibit Nos. 3.3 and 3.4 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527), and Exhibit No. 3.3 to the Company’s Form 10-QSB filed on November 15, 1999 (File No. 000-25147)

4.1

Specimen Common Stock Certificate, incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

4.2

Pages from the Articles and By-Laws that define the rights of holders of Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, initially filed with the Securities and Exchange Commission on January 21, 2000 (File No. 333-95179)

10.1	Amendment to Letter of Credit Security Commitment Agreement between Internet America, Inc. and William O. Hunt dated April 23, 2003*

10.2	Compromise Settlement Agreement and Mutual Release between Internet America, Inc., William O. Hunt, Michael T. Maples, Cindy B. Carradine and Eric Calhoun dated May 6, 2003*

11	Computation of earnings per share (1)

99.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	See note 2 to the financial statements.