Form 10-K
period 2003-06-30
INTERNET AMERICA INC
filed 2003-09-29
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2003

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

Registrant’s telephone number: (214) 861-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:

(Not applicable)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Based on the closing price of the registrant’s Common Stock on December 31, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $2,368,450.70. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more then 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 22, 2003 was 10,379,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 12, 2003, to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

PART I

Item 1. Business

General

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 2003, we served approximately 82,000 subscribers. Internet America was incorporated in Texas in 1995 and currently has operations in Texas and Louisiana. Our business model is to create high user density in each geographic area we serve, which allows us to realize substantial marketing and operating efficiencies. Our growth strategy focuses on growth in revenues while maintaining reasonable cash flow. We will maintain our focus on the high user density model.

Elements of our growth strategy include:

Creative Use of Advertising to Maintain the Internet America Brand. We have used primarily outdoor billboard, radio and print media advertising. We are currently developing marketing using billboards and print media.

Cost-Effective Development of Network Infrastructure. We deploy network infrastructure in a disciplined manner to achieve substantial economies of scope and scale. We have been consolidating our Texas operations and have realized substantial efficiencies from this consolidation. With our “Virtual POP” architecture, we can provide local access services quickly and efficiently without investing in additional physical infrastructure. See “—Infrastructure,” below.

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

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, colocation and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. We bill most consumer subscribers through automatic charges to their credit cards or bank accounts, and we bill most of our business customers by monthly invoices. We offer discounts on almost all of our services for subscribers who prepay for a longer term.

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines (ADSL), fractional to full T-1, and DS-3 level connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

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

We had approximately 69 customer care employees at June 30, 2003. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. The customer care department is organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers’ technical problems, our customer care department answers questions about account status and billing information, provisions new product requests and provides configuration information.

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

Marketing

Our marketing strategy focuses on penetration of high density urban markets in order to acquire a critical mass of subscribers to support profitable operations. Our approach focuses on brand building advertising. In the past, we have used primarily outdoor billboard, radio and print media advertising. We believe that the demand for our services in the future will be more application based, and we currently are evaluating many value-added services for existing and new customers.

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

Competition

The Internet services market is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market include pricing, access speed, a reputation for reliability and service, effective customer support, and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

•	commercial online service providers, such as AOL Time Warner and the Microsoft Network;
•	national ISPs, such as EarthLink;
•	national telecommunications providers, such as AT&T, Qwest, MCI and Sprint;

•	regional telecommunications providers, such as SBC Communications;
•	free and low cost providers, such as United Online;
•	numerous regional and local ISPs;
•	computer hardware and software companies, and other technology companies, such as IBM, Microsoft, Dell and Gateway;
•	cable operators, such as Time Warner and Comcast;
•	fixed wireless communications companies; and
•	satellite companies.

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

We expect to continue to experience competition from numerous telecommunications providers, including the traditional telecommunications carriers, local exchange carriers and traditional long-distance companies, many of which have greater coverage and market presence, as well as substantial financial, technical and marketing resources. These telecommunications providers may have the ability to bundle Internet access with basic voice services, which may make it difficult for us to compete effectively. We also face competition from companies that provide connections to consumers’ homes, including national and regional telecommunications providers, cable companies, electric utility companies and terrestrial and satellite wireless communications companies. For example, cable television operators offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. These companies include Internet access in the basic bundle of services, or offer such access for a nominal additional charge, and could prevent us from delivering Internet access through wire and cable connections owned by these competitors.

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

Employees

As of June 30, 2003, we employed approximately 119 people, almost all of whom are full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Executive Officers (as of September 22, 2003)

The following table sets forth certain information concerning our executive officers as of September 22, 2003.

Name	Age	Position
William E. Ladin, Jr.	62	Chief Executive Officer and Chairman of the Board
David E. Allard	45	Executive Vice President – Strategic Implementation
Elizabeth P. Daane	37	Vice President, General Counsel and Secretary

William E. Ladin, Jr. Mr. Ladin became CEO and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman of the Board since January 2000. He joined us in connection with our acquisition of PDQ.Net, a Houston-based Internet service provider that Mr. Ladin formed in 1997. Mr. Ladin served as chief executive officer of PDQ.Net until its acquisition by Internet America. Ladin was instrumental in growing PDQ.Net into Houston’s largest independent Internet service provider, known for providing quality connectivity at an affordable price. Prior to forming PDQ.Net, Ladin was a successful entrepreneur having been involved with founding and/or operating a number of publicly held companies, including The ForeFront Group, a Houston based Internet company; ComputerCraft, a chain of micro-computer retail stores that grew to 65 stores during his management; Mobil Communications Corporation, known as MobilCom, a national paging company that was sold to Bell South in 1988; Lifemark, a hospital company that merged with AMI in 1984; and First of Texas Incorporated, a Houston based investment banking firm.

David E. Allard joined us in April 2003 as Executive Vice President—Strategic Implementation. Mr. Allard previously was employed by Primedia Workplace Learning, where as Chief Operating Officer, he created and managed new products and strategies to increase revenue and EBITDA. As Executive Vice President and Chief Financial Officer of E-Train from 1997 to 2000, Mr. Allard administered major business combinations and developed a business turnaround plan to create significant savings. From 1992 to 1996, Mr. Allard was Senior Vice President – Business Development of Westcott Communications, Inc., where he managed product lines and business combinations. Mr. Allard is a certified public accountant and a former partner of Farmer and Allard, P.C.

Elizabeth Palmer Daane joined us in August 1999 as Vice President, General Counsel and Secretary. Prior to joining us, Ms. Daane was an attorney at the law firm of Jackson Walker LLP, where she specialized in corporate and securities law.

Item 2. Properties

Our corporate headquarters are located in downtown Dallas, Texas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist. We lease approximately 30,000 square feet in Dallas, Texas and approximately 5,600 square feet in Houston, Texas. All systems, sales and technical support functions take place in our Dallas and Houston facilities. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Item 3. Legal Proceedings

On May 6, 2003, the Company paid $3.25 million to settle the claims of a former employee which resulted in a judgment against the Company and two former directors. The case was filed in the Dallas County District Court on November 12, 1999. The case had been on appeal by the plaintiff and defendants since July 2001, with the plaintiff asking the court to increase the amount of the judgment to approximately $5.5 million, plus post judgment interest. The plaintiff, Cindy Carradine, is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. Pursuant to indemnification agreements, the Company has agreed to indemnify the individual defendants for losses incurred by them in connection with this lawsuit.

On August 29, 2003, the Company filed a lawsuit in Dallas County District Court against a former director, William O. Hunt, in connection with his attempt to sell a controlling interest in the company. Mr. Hunt held an option to purchase 9,428,571 shares of the company’s common stock, which he obtained in connection with the financing of an appeal bond in 2001. Mr. Hunt’s stock and option, if exercised, would have constituted 51% of the company’s outstanding shares. The lawsuit alleged breaches of Mr. Hunt’s fiduciary duties in connection with his actions since the option became exercisable. On September 3, 2003, the Company purchased the option from Mr. Hunt for $150,000 and subsequently dismissed the lawsuit.

On July 16, 2003, the District Court of Harris County, Texas issued a summary judgment in favor of Internet America in a lawsuit filed on September 12, 2002 by William E. Ladin, Jr., then the Vice Chairman of the Board and now CEO and Chairman of the Board. In the lawsuit, Mr. Ladin alleged that Internet America breached an employment agreement when it terminated his employment in November 2001, and sought damages, interest and attorneys’ fees. The judgment was final on August 15, 2003.

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market For Registrant’s Common Stock and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market on December 10, 1998 under the symbol “GEEK.” Before that date, there was no established public trading market for our common stock. Our common stock was delisted effective August 15, 2001 and currently trades on the OTC Bulletin Board. The following table shows the high and low bid quotations per share of the common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2003:
First Quarter	$0.38	$0.22
Second Quarter	0.38	0.20
Third Quarter	0.44	0.30
Fourth Quarter	0.20	0.30
Fiscal Year Ended June 30, 2002:
First Quarter	$0.66	$0.30
Second Quarter	0.38	0.20
Third Quarter	0.45	0.29
Fourth Quarter	0.40	0.26

At September 22, 2003, there were 247 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 22, 2003 was $0.96 per share.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

Information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which in turn incorporated by reference a section of the Company’s definitive proxy statement.

Item 6. Selected Financial Data

	Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA REVENUES:
Internet Services	$17,493	$25,417	$34,642	$28,893	$18,010
Other	30	73	233	452	109

Total	17,523	25,490	34,875	29,345	18,119

OPERATING COSTS AND EXPENSES:
Connectivity and operations	8,736	12,719	22,013	17,154	8,801
Sales and marketing	487	699	3,348	5,561	6,045
General and administrative	4,333	5,335	7,713	6,816	3,920
Provision for bad debt Expense	703	2,254	3,283	688	324
Depreciation and Amortization	669	15,510	15,787	11,995	1,685
Gain on vendor settlement	—	—	(2,395)	—	—
Accrued lawsuit (gain) expense	(321)	—	3,200	—	—

Total	14,607	36,517	52,949	42,214	20,775

INCOME (LOSS) FROM OPERATIONS	2,916	(11,027)	(18,074)	(12,869)	(2,656)
INTEREST INCOME	22	20	73	108	405
INTEREST EXPENSE	(636)	(558)	(66)	(73)	(220)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT	2,302	(11,565)	(18,067)	(12,834)	(2,471)

INCOME TAX BENEFIT	—	—	—	8	8

NET INCOME (LOSS)	$2,302	$(11,565)	$(18,067)	$(12,826)	$(2,463)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.22	$(1.15)	$(1.82)	$(1.49)	$(0.45)

DILUTED	$0.22	$(1.15)	$(1.82)	$(1.49)	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,255,671	10,049,450	9,906,502	8,613,127	5,533,670

DILUTED	10,268,296	10,049,450	9,906,502	8,613,127	5,533,670

BALANCE SHEET DATA:
Cash and cash equivalents	$1,968	$2,902	$1,513	$1,374	$5,846
Other assets, net	4,381	4,451	18,654	32,885	9,196
Total assets	7,275	9,434	23,913	39,287	18,913
Accrued lawsuit liability	—	3,300	3,300	—	—
Long-term debt	—	—	—	54	152
Total stockholders’ equity	2,924	413	11,911	29,340	11,625
OTHER DATA:
EBITDA (1)	3,585	4,483	(2,287)	(874)	(971)
Cash flows related to:
Operating activities	(762)	2,714	1,091	(2,382)	(659)
Investing activities	(143)	(552)	(491)	(1,695)	(11,366)
Financing activities	$(29)	$(774)	$(461)	$56	$17,253
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$2,302	$(11,565)	$(18,067)	$(12,826)	$(2,463)
Add:
Depreciation and Amortization	669	15,510	15,787	11,995	1,685
Interest income	(22)	(20)	(73)	(108)	(405)
Interest expense	636	558	66	73	220
Income tax benefit	—	—	—	(8)	(8)

EBITDA (1)	$3,585	$4,483	$(2,287)	$(874)	$(971)

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ending June 30, 2003, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

These risks include, without limitation, that the Company (1) will not increase revenues or improve EBITDA, profitability or product margins, (2) will not retain or grow its customer base, including its broadband and commercial services customers, (3) will not continue to achieve operating efficiencies, and (4) will be adversely affected by dependence on network infrastructure, telecommunications carriers and other suppliers, by regulatory changes and by general competitive, economic and business conditions.

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of June 30, 2003, we served approximately 82,000 subscribers in the southwestern United States, primarily in Texas.

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

High user density is the cornerstone of our business strategy. We will continue to pursue an ambitious growth strategy, but in a controlled manner. Our goal is to rapidly create high user density in specific markets to achieve and maintain positive operating results.

Recent technological developments have facilitated the increased adoption of broadband access via mechanisms such as cable, fixed/mobile wireless, and copper pair allowing voice, video, and data to occur simultaneously over one connection. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to offering cost effective broadband solutions to individuals and businesses. We believe it is essential to offer commercially viable, new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other applications. We believe we are well positioned to efficiently market and deploy these new products due to the high density of our subscriber base. In addition, we are well positioned to offer add on services to new and existing dial-up customers, such as increased speed, help-desk services, virus protection, desk top video conferencing, spam filtering and other applications.

Given the high level of competition in the industry for new subscribers, we will be more selective with investing in direct response advertising. We plan to concentrate our direct response advertising more heavily in markets where we have established branding than in new markets.

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the twelve months ended June 30, 2003 and no amortization expense will be recorded for future periods because all of the Company’s intangible assets, excluding goodwill, were fully amortized by June 30, 2002 and, in addition, the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets”, “SFAS No. 142” related to intangible assets as of July 1, 2002 and our test for impairment in June 2003 resulted in no impairment related to goodwill.

We have an accumulated deficit of $52.8 million at June 30, 2003 and have had annual operating losses since inception until the current fiscal year as a result of building network infrastructure and rapidly increasing market share.

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

Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. For fiscal years prior and ending June 30, 2002, purchased subscriber bases and related goodwill were amortized over 30 to 36 months. Effective July 1, 2002, it was determined that the Company’s goodwill would not be amortized due to the adoption of SFAS No. 142.

Our business is not subject to any significant seasonal influences.

Results of Operations

Year Ended June 30, 2003 Compared to June 30, 2002

The following table shows financial data for the years ended June 30, 2003 and 2002. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2003		Year Ended June 30, 2002
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$17,493	99.8%	$25,417	99.7%
Other	30	0.2%	73	0.3%

Total	17,523	100.0%	25,490	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	8,736	49.9%	12,719	49.9%
Sales and marketing	487	2.8%	699	2.7%
General and administrative	4,333	24.7%	5,335	20.9%
Provision for bad debt expense	703	4.0%	2,254	8.8%
Depreciation and amortization	669	3.8%	15,510	60.8%
Accrued lawsuit gain	(321)	(1.8)%	—	0.0%

Total	14,607	83.4%	36,517	143.3%

OPERATING INCOME (LOSS)	2,916	16.6%	(11,027)	(43.3)%
INTEREST EXPENSE, NET	(614)	(3.5)%	(538)	(2.1)%

NET INCOME (LOSS)	$2,302	13.1%	$(11,565)	(45.4)%

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.22		$(1.15)

DILUTED	$0.22		$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,255,671		10,049,450
DILUTED	10,268,296		10,049,450
OTHER DATA:
Subscribers at end of period	82,000		125,000
Number of employees at end of period	119		160
EBITDA(1)	$3,585		$4,483
EBITDA margin(2)	20.5%		17.6%
CASH FLOW DATA:
Cash flow from operations	$(762)		$2,714
Cash flow used in investing activities	$(143)		$(552)
Cash flow used in financing activities	$(29)		$(774)
Reconciliation of net loss to EBITDA:
Net income (loss)	$2,302		$(11,565)
Add:
Depreciation and amortization	669		15,510
Interest expense, net	614		538

EBITDA(1)	$3,585		$4,483

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2) EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue, which primarily consists of dial-up internet access revenue, decreased by $8.0 million, or 31.4%, to $17.5 million in fiscal 2003 from $25.5 million in fiscal 2002. The Company’s subscriber count decreased by 43,000, or 34.4%, to 82,000 as of June 30, 2003 compared to 125,000 as of June 30, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures, normal customer attrition exceeding our rate of new sales, and the loss of DSL customers due to the bankruptcy of one of our DSL providers. Our subscriber count also decreased due to the consolidation of several billing systems which eliminated counting multiple products sold to one customer, which did not impact revenues.

Connectivity and operations. Connectivity and operations expenses decreased by $4.0 million, or 31.5%, to $8.7 million for fiscal 2003 from $12.7 million for fiscal 2002. The decrease is primarily due to the consolidation of internet and telephone connections and circuits which was a result of decreased revenues. As a percentage of total revenue, connectivity and operations expenses remained constant at 49.9% for the current fiscal year compared to the prior fiscal year.

Sales and marketing. Sales and marketing expenses decreased by $212,000, or 30.3%, to $487,000 for fiscal 2003 from $699,000 for the prior fiscal year. The majority of the decrease relates to a reduction of personnel costs. Sales and marketing expense as a percentage of revenue remained fairly constant at 2.8% for the current fiscal year compared to 2.7% for the prior fiscal year. In the future, we plan to increase sales and marketing expenditures to the extent we can develop cost effective and efficient techniques in the sale of new and existing products.

General and administrative. General and administrative expenses decreased by $1.0 million, or 18.9%, to $4.3 million for fiscal 2003 from $5.3 million for fiscal 2002. The decrease is mainly related to our overall effort in cost reduction including the consolidation of operations. General and administrative expenses as a percentage of total revenue increased to 24.7% in fiscal 2003 from 20.9% in the prior year.

Provision for bad debt expense. Provision for bad debt expense decreased by $1.6 million, or 69.6%, to $0.7 million for fiscal 2003 from $2.3 million for fiscal 2002. Provision for bad debt expense as a percentage of revenue decreased to 4.0 % in fiscal 2003 from 8.8% in the prior fiscal year due to tightened credit policies and procedures. As of June 30, 2003, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense decreased significantly by $14.8 million, or 95.5%, to $0.7 million for fiscal 2003 from $15.5 million for fiscal 2002. Due to the adoption of SFAS No. 142, we recorded no amortization expense for fiscal 2003. Amortization expense was $14.1 million for fiscal 2002.

Accrued lawsuit gain. The $321,000 gain for fiscal year 2003 represents the excess reserve related to the settlement of the Carradine lawsuit which was offset with legal fees related to the lawsuit. See Item 3, Legal Proceedings.

Interest expense, net. Interest expense increased $76,000, or 14.1%, to $614,000 for fiscal 2003 from $538,000 for fiscal 2002. We recorded $150,000 in interest expense for fiscal 2003 related to the fair value of the option which was purchased from Mr. Hunt. We recorded post judgment interest related to an adverse judgment in the Carradine litigation of $240,000 for fiscal year 2003 compared to $320,000 for fiscal year 2002, a decrease of $80,000.

Year Ended June 30, 2002 Compared to June 30, 2001

The following table shows financial data for the years ended June 30, 2002 and 2001. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2002		Year Ended June 30, 2001
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$25,417	99.7%	$34,642	99.3%
Other	73	0.3%	233	0.7%

Total	25,490	100.0%	34,875	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	12,719	49.9%	22,013	63.1%
Sales and marketing	699	2.7%	3,348	9.6%
General and administrative	5,335	20.9%	7,714	22.1%
Provision for bad debt expense	2,254	8.8%	3,282	9.4%
Depreciation and amortization	15,510	60.8%	15,787	45.3%
Gain on vendor settlement	—	0.0%	(2,395)	(6.9)%
Accrued lawsuit expense	—	0.0%	3,200	9.2%

Total	36,517	143.3%	52,949	151.8%

OPERATING LOSS	(11,027)	(43.3)%	(18,074)	(51.8)%
INTEREST EXPENSE, NET	(538)	(2.1)%	7	0.0%

NET LOSS	$(11,565)	(45.4)%	$(18,067)	(51.8)%

100 NET LOSS PER COMMON SHARE:
BASIC	$(1.15)		$(1.82)

DILUTED	$(1.15)		$(1.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,049,450		9,906,502
DILUTED	10,049,450		9,906,502
OTHER DATA:
Subscribers at end of period	125,000		147,000
Number of employees at end of period	160		200
EBITDA(1)	$4,483		$(2,287)
EBITDA margin(2)	17.6%		(6.6)%
CASH FLOW DATA:
Cash flow from operations	$2,714		$1,091
Cash flow used in investing activities	$(552)		$(491)
Cash flow used in financing activities	$(774)		$(461)
Reconciliation of net loss to EBITDA:
Net loss	$(11,565)		$(18,067)
Add:
Depreciation and amortization	15,510		15,787
Interest expense, net	538		(7)

EBITDA(1)	$4,483		$(2,287)

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2) EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $9.4 million, or 26.9%, to $25.5 million in fiscal 2002 from $34.9 million in fiscal 2001. The decrease in total revenue is primarily attributable to the sale of DSL customers to Covad as part of a settlement agreement with Covad, tightened credit policies and normal customer attrition exceeding our rate of new sales. Our subscriber count decreased by 22,000, or 15%, to 125,000 as of June 30, 2002 compared to 147,000 as of June 30, 2001.

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

Sales and marketing. Sales and marketing expenses decreased by $2.6 million, or 78.8%, to $0.7 million for fiscal 2002 from $3.3 million for the prior fiscal year. Sales and marketing expense decreased as a percentage of revenue to 2.7% for the current year from 9.6% for the previous year. The majority of the decrease relates to an elimination of television advertising in all markets.

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

Provision for bad debt expense. Provision for bad debt expense decreased by $1.0 million, or 30.3%, to $2.3 million for fiscal 2002 from $3.3 million for fiscal 2001. Provision for bad debt expense as a percentage of revenue decreased to 8.8% in fiscal 2002 from 9.4% in the prior year. As of June 30, 2002, we were fully reserved for all customer accounts that were at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.3 million, or 1.9%, to $15.5 million for fiscal 2002 from $15.8 million for fiscal 2001.

Gain on vendor settlement. We recognized a gain of $2.4 million for fiscal year 2001 in connection with the settlement agreement with Covad.

Accrued lawsuit expense. A charge of $3.2 million was recorded for fiscal year 2001 due to the adverse judgment in the Carradine litigation. See Item 3, Legal Proceedings.

Interest expense, net. Interest expense was $538,000 for fiscal 2002 compared to interest income of $7,000 for fiscal 2001. The interest expense for fiscal 2002 is mainly due to post judgment interest of approximately $320,000 related to an adverse judgment in the Carradine litigation and $207,000 in interest expense related to a $3.3 million letter of credit agreement with a former director, William O. Hunt.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Net cash (used in) or provided by operations totaled ($762,000) for fiscal 2003 compared to $2.7 million for fiscal 2002. Net cash used in operating activities for fiscal 2003 was negatively impacted by the $3.25 million Carradine lawsuit settlement and the $761,000 decrease in deferred revenue. Deferred revenue decreased as a result of the decrease in our subscriber count.

Net cash used in investing activities was $143,000 for fiscal 2003 compared to $551,000 for fiscal 2002, and consisted of equipment lease buyouts and routine purchases of property and equipment to expand and upgrade our network.

For fiscal 2003, net cash used in financing activities totaled $29,000 compared to $774,000 for fiscal 2002. Net cash used for financing activities for fiscal 2003 consisted of proceeds of $56,000 from the issuance of common stock related to the employee stock purchase plan offset by payments of $85,000 to service capital lease and long-term debt obligations. Net cash used for financing activities for fiscal 2002 consisted of proceeds of $37,000 from the issuance of common stock related to the employee stock purchase plan offset by payments of $811,000 to service long-term debt and capital lease obligations.

On September 18, 2001, we entered into an agreement with a former director, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America initially collateralized a portion of the appeal bond by placing approximately $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, Internet America increased the amount of these short-term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond were up to $316,000. In connection with this agreement, we granted Mr. Hunt a security interest in our assets other than accounts receivable.

On May 6, 2003, the Company settled the judgment described in the preceding paragraph. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million had been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $5.5 million, plus post-judgment interest. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million. As a result of the settlement, the appeal bond was released and, under the financing agreement with Mr. Hunt, Mr. Hunt received an option to purchase approximately 9,428,571 shares of common stock. We purchased the option from Mr. Hunt for $150,000 on September 3, 2003. See Note 12 – Subsequent Events of the Notes to the Consolidated Financial Statements.

We estimate that cash on hand of $2.0 million at June 30, 2003 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2004 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets.

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

In addition, the following are contractual cash obligations due by fiscal year for the Company as of June 30, 2003:

	Total	2004	2005	2006	2007
Connectivity contracts	$1,415,670	$1,364,373	$51,297	$—	$—
Operating leases	798,160	291,311	225,266	225,266	56,317
Capital leases	14,235	14,235	—	—	—

	$2,228,065	$1,669,919	$276,563	$225,266	$56,317

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

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-16 and include our Balance Sheets as of June 30, 2003 and 2002, Statements of Operations for the three years in the period ended June 30, 2003, Statements of Shareholders’ Equity for the three years in the period ended June 30, 2003, Statements of Cash Flows for the three years in the period ended June 30, 2003, and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2003, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Management and Certain Shareholders” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

Independent Auditors’ Report

  Consolidated Financial Statements of Internet America, Inc.

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Shareholders’ Equity (Deficit)

  Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Internet America, Inc.’s Articles of Incorporation

Internet America, Inc.’s Bylaws, as amended

Amendment to Letter of Credit Security Commitment Agreement dated April 23, 2003

Redemption Agreement dated September 3, 2003

Consultation Agreement dated September 19, 2003

Statement regarding computation of per share earnings

Subsidiaries List

Consent of Deloitte & Touche LLP

Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

Rule 13a-14(a)/15d-14(a) Certification of Mark Novy

Section 1350 Certification of William E. Ladin, Jr.

Section 1350 Certification of Mark Novy

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2003.

(c) The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description

3.1	Internet America, Inc.’s Articles of Incorporation(1)

3.2	Internet America, Inc.’s Bylaws, as amended(2)

10.1	Amendment to Letter of Credit Security Commitment Agreement dated April 23, 2003 by and between Internet America, Inc. and William O. Hunt*

10.2	Redemption Agreement dated September 3, 2003 by and between Internet America, Inc. and William O. Hunt*

10.3	Consultation Agreement dated September 19, 2003 by and between Internet America, Inc. and Jack T. Smith*

11.1	Statement regarding computation of per share earnings(3)

21.1	Subsidiaries list*

23.1	Consent of Deloitte & Touche LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Novy*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Mark Novy*

*Filed herewith

(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.

(3)	See Note 1 to the Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of September, 2003.

INTERNET AMERICA, INC.

/s/ William E. Ladin, Jr.

William E. (Billy) Ladin, Jr.

Chief Executive Officer

and Chairman of the Board

/s/ Mark Novy

Mark Novy

Chief Accounting Officer

and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr. William E. (Billy) Ladin, Jr.	Chairman of the Board and Chief Executive Officer	September 29, 2003

/s/ Gary L. Corona Gary L. Corona	Director	September 29, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Internet America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill as of July 1, 2002, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Dallas, TX

September 3, 2003

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,968,091	$2,901,545
Restricted cash	—	200,000
Accounts receivable, net of allowance for uncollectible accounts of $1,133,944 and $2,038,054 in 2003 and 2002, respectively	347,674	672,979
Prepaid expenses and other current assets	166,557	269,832

Total current assets	2,482,322	4,044,356
PROPERTY AND EQUIPMENT — Net	411,926	938,587
OTHER ASSETS — Net	4,380,393	4,451,044

TOTAL	$7,274,641	$9,433,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$795,714	$853,538
Accrued liabilities	1,472,827	1,939,107
Deferred revenue	2,068,404	2,829,393
Current portion of capital lease obligations	14,096	73,480
Current maturities of long-term debt	—	6,746

Total current liabilities	4,351,041	5,702,264
CAPITAL LEASE OBLIGATIONS, net of current portion	—	18,749
ACCRUED LAWSUIT LIABILITY	—	3,300,000

Total liabilities	4,351,041	9,021,013
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,337,476 and 10,105,249 issued and outstanding in 2003 and 2002, respectively	103,375	101,052
Additional paid-in capital	55,733,257	55,527,213
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(52,831,032)	(55,133,291)

Total shareholders’ equity	2,923,600	412,974

TOTAL	$7,274,641	$9,433,987

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002	2001
REVENUES:
Internet Services	$17,493,106	$25,417,011	$34,642,131
Other	30,030	72,885	232,722

Total	17,523,136	25,489,896	34,874,853

OPERATING COSTS AND EXPENSES:
Connectivity and operations	8,736,398	12,718,757	22,013,190
Sales and marketing	486,933	698,923	3,347,788
General and administrative	4,332,879	5,335,091	7,713,447
Provision for bad debt expense	702,580	2,253,582	3,282,854
Depreciation and amortization	669,383	15,510,588	15,786,281
Gain on vendor settlement	—	—	(2,395,401)
Accrued lawsuit (gain) expense	(321,201)	—	3,200,000

Total	14,606,972	36,516,941	52,948,159

INCOME (LOSS) FROM OPERATIONS	2,916,164	(11,027,045)	(18,073,306)
INTEREST INCOME	21,719	20,437	72,901
INTEREST EXPENSE	(635,624)	(558,251)	(66,220)

INCOME (LOSS) BEFORE INCOME TAXES	2,302,259	(11,564,859)	(18,066,625)
INCOME TAX EXPENSE	—	—	(487)

NET INCOME (LOSS)	$2,302,259	$(11,564,859)	$(18,067,112)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.22	$(1.15)	$(1.82)

DILUTED	$0.22	$(1.15)	$(1.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,255,671	10,049,450	9,906,502

DILUTED	10,268,296	10,049,450	9,906,502

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Note Receivable from Shareholder	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JUNE 30, 2000	9,705,798	$97,059	$54,743,828	$—	$(25,501,320)	$29,339,567
Issuance of common stock	271,480	2,714	753,434	—	—	756,148
Note receivable from a shareholder for common stock	—	—	—	(685,500)	—	(685,500)
Stock compensation expense	—	—	567,500	—	—	567,500
Net loss	—	—	—	—	(18,067,112)	(18,067,112)

BALANCE, JUNE 30, 2001	9,977,278	99,773	56,064,762	(685,500)	(43,568,432)	11,910,603
Issuance of common stock	127,971	1,279	35,951	—	—	37,230
Put of common stock from a shareholder for note receivable	(200,000)	(2,000)	(685,500)	685,500	—	(2,000)
Note receivable from a shareholder for common stock	200,000	2,000	82,000	(82,000)	—	2,000
Stock compensation expense	—	—	30,000	—	—	30,000
Net loss	—	—	—	—	(11,564,859)	(11,564,859)

BALANCE, JUNE 30, 2002	10,105,249	101,052	55,527,213	(82,000)	(55,133,291)	412,974
Issuance of common stock	232,227	2,323	54,044	—	—	56,367
Stock compensation expense	—	—	2,000	—	—	2,000
Issuance of stock option pursuant to letter of credit agreement			150,000	—	—	150,000
Net income	—	—	—	—	2,302,259	2,302,259

BALANCE, JUNE 30, 2003	10,337,476	$103,375	$55,733,257	$(82,000)	$(52,831,032)	$2,923,600

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$2,302,259	$(11,564,859)	$(18,067,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	669,383	15,510,588	15,786,281
Provision for bad debt expense	702,580	2,253,582	3,282,354
Non-cash stock compensation expense	2,000	30,000	567,500
Issuance of stock option pursuant to letter of credit agreement	150,000	—	—
Gain on vendor settlement	—	—	(2,395,401)
Changes in operating assets and liabilities:
Restricted cash	200,000	(200,000)	—
Accounts receivable	(377,275)	(1,200,010)	(2,846,651)
Prepaid expenses and other current assets	103,275	105,986	(227,046)
Other assets	70,651	55,691	10,493
Accounts payable and accrued liabilities	(524,106)	(739,118)	2,153,375
Deferred revenue	(760,989)	(1,538,123)	(472,308)
Accrued lawsuit expense	(3,300,000)	—	3,300,000

Net cash (used in) provided by operating activities	(762,222)	2,713,737	1,091,485
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(142,720)	(551,219)	(491,176)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	56,367	37,230	70,648
Principal payments under capital lease obligations	(78,133)	(214,097)	(255,396)
Principal payments of long-term debt	(6,746)	(597,229)	(276,224)

Net cash used in financing activities	(28,512)	(774,096)	(460,972)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(933,454)	1,388,422	139,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,901,545	1,513,123	1,373,786

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,968,091	$2,901,545	$1,513,123

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$245,624	$238,251	$66,220
Equipment acquired under capital leases	$—	$107,682	$—
Issuance of 200,000 shares of common stock in exchange for note receivable from a shareholder and officer of the company	$—	$82,000	$685,500
Conversion of vendor payable to note payable as part of vendor settlement	$—	$—	$650,000

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003 and 2002

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider (“ISP”) in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

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

Revenue Recognition — Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided.

Credit Risk — The Company’s accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required.

During the years ended June 30, 2003, 2002 and 2001, the Company has recorded a provision for bad debt expense totaling $0.7 million, $2.3 million, and $3.3 million, respectively. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and collection efforts were continued on such accounts.

Financial Instruments — The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and cash deposited in money market accounts. Cash and cash equivalents are stated at cost, which approximates fair value.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Equipment Under Capital Lease — The Company leases certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the related lease term.

Other Assets — Other assets consist primarily of subscriber acquisition costs and goodwill related to the acquisition of NeoSoft, Inc. and PDQ.Net, Incorporated. The Company allocates the purchase price to acquired subscriber bases and goodwill based on reasonable allocation methods at the time of acquisition. Prior to July 1, 2002, amortization of subscriber acquisition costs and goodwill were provided using the straight-line method over three years commencing upon completion of the transaction.

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

The Company evaluated the impact that SFAS No. 142 would have on its financial statements, and determined that, effective July 1, 2002, the Company’s goodwill would not be amortized.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred. In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are generally effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company’s adoption of this standard did not have a material impact on its financial statements.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations is less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair market value.

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

Stock-Based Compensation — The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”) and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” had been adopted.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions for the quarter ended March 31, 2003. The Company did not elect to change to the fair value based method of accounting for stock-based employee compensation.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

		2003	2002	2001
Net income (loss)	As reported	$2,302,259	$(11,564,859)	$(18,067,112)
	Pro Forma	1,664,910	(12,437,266)	(18,881,982)
Basic and diluted income (loss) per share	As reported	$0.22	$(1.15)	$(1.82)
	Pro Forma	0.16	(1.24)	(1.91)

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2003, 2002 and 2001 were $135,180, $144,349 and $1,953,810, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Basic and Diluted Net Income (Loss) Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments. Due to the net losses reported for the fiscal years ended June 30, 2002 and 2001, all of the Company’s stock options and warrants were antidilutive for those respective periods, and basic and diluted loss per share amounts were therefore the same for all periods presented.

	For the Years Ended June 30,
	2003	2002	2001
Basic earnings per share:
Net income (loss)	$2,302,259	$(11,564,859)	$(18,067,112)
Weighted avg. common shares	10,255,671	10,049,450	9,906,502
Basic earnings per share	$0.22	$(1.15)	$(1.82)

Diluted earnings per share:
Net income (loss)	$2,302,259	$(11,564,859)	$(18,067,112)
Weighted avg. common shares	10,255,671	10,049,450	9,906,502
Effect of dilutive stock options	12,625	—	—

Diluted weighted avg. shares	10,268,296	10,049,450	9,906,502
Diluted earnings per share	$0.22	$(1.15)	$(1.82)

During the year ended June 30, 2003, options to purchase 1,049,557 shares of common stock were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the year ended June 30, 2003.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2003, 2002 and 2001.

Recently Issued Accounting Pronouncements — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions for the quarter ended March 31, 2003. The Company did not elect to change to the fair value based method of accounting for stock-based employee compensation.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Covad Settlement

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

3. Property and Equipment

Property and equipment consist of:

	June 30,
	2003	2002
Data communications and office equipment	$5,060,200	$4,919,347
Leasehold improvements	632,390	632,390
Furniture and fixtures	252,562	252,562
Computer software	717,348	717,348

	6,662,400	6,521,647
Less accumulated depreciation and amortization	(6,250,474)	(5,583,060)

	$411,926	$938,587

Depreciation expense charged to operations was $669,383, $1,363,077 and $1,567,298 for the years ended June 30, 2003, 2002 and 2001, respectively.

4. Other Assets

Other assets consist of:

	June 30,
	2003	2002
Goodwill	$26,023,407	$26,023,407
Accum. amortization-goodwill	(21,721,395)	(21,721,395)
Acquired subscribers	—	16,814,981
Other	—	6,533
Accum. amortization-other	—	(16,821,514)

Total intangible assets, net	4,302,012	4,302,012
Deposits	78,381	149,032

Total other assets, net	$4,380,393	$4,451,044

Other assets consist primarily of subscriber acquisition costs and goodwill related to the acquisition of NeoSoft, Inc. and PDQ.Net, Incorporated. The Company allocates the purchase price to acquired subscriber bases and goodwill based on reasonable allocation methods at the time of acquisition. Prior to July 1, 2002, amortization of subscriber acquisition costs and goodwill were provided using the straight-line method over three years commencing upon completion of the transaction.

Acquired subscribers were fully amortized as of June 30, 2002. Upon adoption of SFAS No. 142 on July 1, 2002, no further amortization expense was recorded. Amortization expense for the years ended June 30, 2002 and 2001 was $14.1 million and $14.2 million, respectively.

In connection with the adoption of SFAS No.142, goodwill as of June 30, 2003 was evaluated and tested to determine if there was any impairment of goodwill. The evaluation was based on undiscounted cash flow projections of the Company. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. As of June 30, 2003, no impairment loss was recorded based on the evaluation. Goodwill will be evaluated and tested for any impairment on an annual basis as of June 30.

The Company adopted SFAS No. 142 effective July 1, 2002. If the Company had adopted SFAS No. 142 on July 1, 2001, the Company’s results of operations would have been as follows:

	For the Years Ended June 30,		2001
	2003	2002
Reported net income (loss)	$2,302,259	$(11,564,859)	$(18,067,112)
Add back amortization expense	—	8,800,000	8,800,000

Pro forma net income (loss)	$2,302,259	$(2,764,859)	$(9,267,112)

Reported net income (loss) per share	$0.22	$(1.15)	$(1.82)
Add back amortization expense	—	0.87	0.88

Pro forma net income (loss) per share	$0.22	$(0.28)	$(0.94)

5. Accrued Liabilities

Accrued liabilities consists of:

	June 30,
	2003	2002
Telecommunications expenses	$429,960	$431,250
Employee wages and benefits	341,891	499,682
Acquisition fees	325,749	325,749
Accrued interest	—	220,001
Deferred rent	37,580	192,626
Reserve for settlement expense	131,572	—
Property, franchise and sales tax expenses	66,583	111,658
Other	139,492	158,141

	$1,472,827	$1,939,107

6. Long-Term Debt

Long-term debt consists of:

	June 30,
	2003	2002
Other notes payable due from March 2000 through July 2002, with interest ranging from the prime rate to 16%	—	6,746

	—	6,746
Less current portion	—	(6,746)

	$—	$—

7. Commitments and Contingencies

The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $584,966, $1,085,958 and $1,113,830 for the years ended June 30, 2003, 2002 and 2001, respectively. At June 30, 2003, future minimum lease payments on capital and operating leases were approximately as follows:

	Capital Leases	Operating Leases
2004	$14,235	$291,311
2005	—	225,266
2006	—	225,266
2007	—	56,317
Thereafter	—	—

Total minimum lease payments	14,235	$798,160

Less amounts representing interest	(139)

Present value of minimum capitalized lease payments	14,096
Less current portion	(14,096)

Long-term capitalized lease obligations	$—

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company currently has minimum annual obligations as follows: $1,364,373 for the fiscal year ended 2004, $51,297 for the fiscal year ended 2005 and $0 thereafter.

In July 2001, a District Court of Dallas County, Texas entered a judgment against the Company and two former directors in the approximate amount of $3.2 million, plus post judgment interest. The plaintiff is a former employee who asserted claims for fraud in connection with her sale of options to the Company in 1998. The Company agreed to indemnify the individual defendants for losses incurred by them in connection with this lawsuit. The plaintiff had also filed an appeal to increase the amount of the judgment to approximately $5.5 million, plus post judgment interest. The Company accrued $3.3 million (including $100,000 of prepaid post-judgment interest) during fiscal 2001 in the event the judgment was not overturned. The Company recorded the judgment and charged operations in the fiscal year ended June 30, 2001.

On September 18, 2001, the company entered into a Letter of Credit Security Commitment Agreement with William O. Hunt, one of the individual defendants and then the Company’s Chairman, to finance an appeal bond in the approximate amount of $3.3 million in connection with the judgment entered against the Company. Under this agreement, Mr. Hunt collateralized a letter of credit in the amount of $3.3 million and the Company paid Mr. Hunt a commitment fee of 8% per annum, paid quarterly. The Company paid the commitment fee to Mr. Hunt through June 6, 2003, the date the court released the appeal bond.

On May 6, 2003, the Company entered into a settlement agreement with the plaintiff and made a cash payment of $3.25 million to the plaintiff. Prior to the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million. As a result of the settlement of the judgment, the Company notified Mr. Hunt that it reduced the collateral in full. Accordingly, under the Letter of Credit Security Commitment Agreement, the Company issued to Mr. Hunt a transferable option to purchase 9,428,571 shares of common stock of the Company at a price of $0.35 per share. On September 3, 2003, the Company purchased the option from Mr. Hunt for $150,000. The estimated fair value of the option of $150,000 was recorded as interest expense and additional paid in capital in May 2003.

On July 16, 2003, the District Court of Harris County, Texas issued a summary judgment in favor of Internet America in a lawsuit filed by William E. Ladin, Jr., then the Vice Chairman of the Board and now CEO and Chairman of the Board. In the lawsuit, Mr. Ladin alleged that Internet America breached an employment agreement when it terminated his employment in November 2001, and sought damages, interest and attorneys’ fees. The judgment was final on August 15, 2003.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

8. Shareholders’ Equity

Earnings Per Share — Potentially dilutive securities have been excluded from the computation of earnings per share (“EPS”) for the years ended June 30, 2002 and 2001 as their effect is antidilutive. For the year ended June 30, 2003, options to purchase 58,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of June 30, 2003 and it resulted in 12,625 common stock equivalents to be added to the weighted average shares for the year ended June 30, 2003 (determined using the treasury stock method at the estimated average fair value).

Common Stock — The Company has authorized 40,000,000 shares of $0.01 par value common stock.

Note Receivable from a shareholder and officer for common stock — Pursuant to a Stock Purchase Agreement entered into during September 2000, the Company issued 200,000 shares of its common stock to an officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $685,500. The note provided for payment of interest on a quarterly basis beginning October 1, 2000 with principal due August 29, 2007. The purchase price of the common stock under the Stock Purchase Agreement was based on the closing price of the common stock on the date the Company’s board of directors approved the transaction.

Under the terms of the Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term (which would have expired September 5, 2007) of the Stock Purchase Agreement for $3.4375 per share. In connection with the put option, the Company recognized a non-cash compensation expense of $567,500 during the year ended June 30, 2001, which was a result of the decrease in the price of the Company’s common stock between the date of the Stock Purchase Agreement and June 30, 2001. The officer exercised the put agreement on August 6, 2001. In connection with the put option, the Company recognized a non-cash compensation expense of $30,000 during the year ended June 30, 2002, which was a result of the decrease in the price of the Company’s common stock between July 1, 2001 and August 6, 2001.

On August 6, 2001, another stock purchase agreement was entered into between the officer and the Company. The Company issued 200,000 shares of common stock to the officer in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of this Stock Purchase Agreement, the officer has the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company recognized non-cash compensation expense of $2,000 during the year ended June 30, 2003, based on the price of the Company’s common stock as of June 30, 2003.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of Common Stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended

2003, 232,227 shares were purchased ranging in price from $0.22 to $0.28 per share. At June 30, 2003, 267,789 shares were available under the Purchase Plan for future issuance.

Stock Option Plans — The Company’s 1996 Nonqualified Stock Option Plan (the “1996 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in December 1996. Pursuant to the 1996 Option Plan, the Company may grant incentive and nonqualified stock options to key employees of the Company. A total of 225,000 shares of common stock have been reserved for issuance under the 1996 Option Plan.

The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 6,890 options outstanding to its employees under the 1996 Option Plan at June 30, 2003. These options are exercisable at $1.67 per share of common stock.

The Company’s 1998 Nonqualified Stock Option Plan (the “1998 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in July 1998. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee’s services, except in cases when the optionee is terminated “for cause” (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death, unless the Compensation Committee determines to allow a longer period for exercise. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company currently has 524,088 options outstanding to its employees under the 1998 Option Plan at June 30, 2003. These options are exercisable at prices ranging at $0.34 to $13.75 per share of common stock.

During fiscal 2002, 190,000 options to purchase shares of common stock were granted to certain officers and employees of the Company under the 1998 Option Plan at exercise prices ranging from $0.34 to $0.35 per share which were equal to the fair market values on the dates of grant.

The Company’s Employee and Consultant Stock Option Plan (the “Employee and Consultant Option Plan”) was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan and 1,953 were still outstanding at June 30, 2003. These options are exercisable at $2.69 per share of common stock.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 574,626 options outstanding to its employees that are not related to any plan at June 30, 2003. These options are exercisable at prices ranging at $0.09 to $2.25 per share of common stock. The strike price of these options were equal to the fair market value of the stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2003, 2002 and 2001 related to stock option plans.

A summary of the status of the Company’s stock options as of June 30, 2003, 2002, and 2001, and changes during the years ended on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,119,323	$3.88	1,103,002	$4.17	1,247,663	$3.77
Granted	—	—	190,000	0.35	215,000	2.02
Exercised	—	—	—	—	(8,920)	1.68
Forfeited	(11,766)	11.43	(173,679)	1.86	(350,741)	8.10
Outstanding at end of Period	1,107,557	3.80	1,119,323	3.88	1,103,002	4.17

Options exercisable at year end	859,807	4.14	740,335	4.21	704,075	3.80

The following table summarizes information about stock options outstanding at June 30, 2003:

	Options Exercisable		Options Outstanding
Range of Exercise Prices	Number Outstanding at 6/30/03	Weighted-Average Remaining Contractual Life as of 6/30/03(Years)	Number Exercisable at 6/30/03
$ 0.09	18,000	2.2	18,000
0.34	40,000	8.5	20,000
0.35	150,000	8.1	37,500
1.12	60,588	3.8	60,588
1.67	413,516	1.7	413,516
2.25	150,000	7.3	75,000
2.69	1,953	6.0	1,953
8.00	22,500	5.0	22,500
9.25	54,000	6.5	40,500
10.00	75,000	6.4	56,250
13.00	67,500	5.4	67,500
13.19	22,500	6.5	22,500
13.75	32,000	6.1	24,000

	1,107,557		859,807

The fair value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 2 to 10 years, volatility ranging from 80% to 120%, risk-free interest rate of 5.0%, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $0.33 and $1.94 for the years ended June 30, 2002 and 2001, respectively. No options were granted during the year ended June 30, 2003.

9. Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2003, 2002 and 2001. For the years ended June 30, 2003 and 2001, the Company has incurred net operating losses for income tax purposes and has no carryback potential. For the year ended June 30, 2002, the Company incurred taxable income, and offset such taxable income with net operating losses generated in prior periods.

Deferred tax assets and liabilities as of June 30, 2003 and 2002, consist of:

	June 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$8,402,000	$7,402,000
Intangible assets	2,644,000	2,938,000
Allowance for doubtful accounts	386,000	878,000
Property and equipment	228,000	97,000
Legal settlement reserve	—	1,122,000
Other	85,000	183,000

Total deferred tax assets	11,745,000	12,620,000
Valuation allowance	(11,745,000)	(12,620,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

At June 30, 2003, the Company has net operating loss carryforwards of approximately $24.7 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2023 and may be limited in their use due to significant changes in the Company’s ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2003, 2002 and 2001 is as follows:

	Years ended June 30,
	2003	2002	2001
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
Valuation allowance	34	(6)	8
Amortization of goodwill	—	40	26

Total income tax provision	0%	0%	0%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2003.

11. Quarterly Financial Data (Unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,986	$4,627	$4,192	$3,718
Total expenses	4,270	3,781	3,514	3,042[1]
Income from operations	716	846	678	676
Net Income	572	704	535	491
Net Income Per Common Share:
BASIC	$0.06	$0.07	$0.05	$0.05

DILUTED	$0.06	$0.07	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,168	10,228	10,291	10,337

DILUTED	10,173	10,280	10,296	10,460

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,298	$6,539	$6,196	$5,457
Total expenses	9,766	9,363	9,025	8,363
Loss from operations	(2,468)	(2,824)	(2,829)	(2,906)
Net Loss	(2,565)	(2,975)	(2,972)	(3,053)
Net Loss Per Common Share:
BASIC	$(0.26)	$(0.30)	$(0.30)	$(0.30)

DILUTED	$(0.26)	$(0.30)	$(0.30)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,002	10,027	10,065	10,105

DILUTED	10,002	10,027	10,065	10,105

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,967	$8,742	$8,758	$8,408
Total expenses	14,001	14,884	12,226	11,838[2]
Loss from operations	(5,034)	(6,142)	(3,468)	(3,430)
Net Loss	(5,038)	(6,139)	(3,461	(3,428)
Net Loss Per Common Share:
BASIC	$(0.52)	$(0.62)	$(0.35)	$(0.34)

DILUTED	$(0.52)	$(0.62)	$(0.35)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,773	9,927	9,951	9,977

DILUTED	9,773	9,927	9,951	9,977

1 Included in expenses for the fourth quarter 2003 is a $321,000 benefit recognized in connection with the lawsuit settlement discussed in Note 7.

2 Included in expenses for the fourth quarter 2001 are the $2.4 million gain recognized in connection with the Covad settlement discussed in Note 2 and the $3.2 million charge recorded related to the lawsuit judgment discussed in Note 7.

12. Subsequent Events

On August 29, 2003, the Company filed a lawsuit in Dallas County District Court against a former director, William O. Hunt, in connection with his attempt to sell a controlling interest in the company. Mr. Hunt held an option to purchase 9,428,571 shares of the company’s common stock, which he obtained in connection with the financing of an appeal bond in 2001 and which became exercisable on June 6, 2003. Mr. Hunt’s stock and option, if exercised, would have constituted 51% of the company’s outstanding shares. The lawsuit alleged breaches of Mr. Hunt’s fiduciary duties in connection with his actions since the option became exercisable. On September 3, 2003, the Company purchased the option from Mr. Hunt for $150,000 and subsequently dismissed the lawsuit.