Form 10-Q
period 2003-09-30
INTERNET AMERICA INC
filed 2003-11-14
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

  For the transition period from                  to

Commission File Number 000-25147

INTERNET AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	86-0778979 (I.R.S. Employer Identification Number)

350 N. ST. PAUL, SUITE 3000, DALLAS, TX (Address of principal executive offices)	75201 (Zip Code)

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

OUTSTANDING AT NOVEMBER 11, 2003

Common Stock at $.01 par value: 10,398,063 shares

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,256,697	$1,968,091
Accounts receivable, net of allowance for uncollectible accounts of $1,056,544 and $1,133,944 as of September 30, 2003 and June 30, 2003, respectively	318,123	347,674
Prepaid expenses and other current assets	149,279	166,557

Total current assets	2,724,099	2,482,322
Property and equipment, net	312,456	411,926
Other assets, net	4,380,393	4,380,393

	$7,416,948	$7,274,641

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$954,973	$795,714
Accrued liabilities	1,375,185	1,472,827
Deferred revenue	1,958,430	2,068,404
Current portion of capital lease obligations	—	14,096

Total current liabilities	4,288,588	4,351,041

Total liabilities	4,288,588	4,351,041

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,384,938 and 10,337,476 issued and outstanding at September 30, 2003 and June 30, 2003, respectively	103,849	103,375
Additional paid-in capital	55,600,797	55,733,257
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(52,494,286)	(52,831,032)

Total shareholders’ equity	3,128,360	2,923,600

	$7,416,948	$7,274,641

See accompanying notes to condensed financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Internet services	$3,433,088	$4,983,899
Other	2,436	2,130

Total	3,435,524	4,986,029

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,846,019	2,602,287
Sales and marketing	39,494	149,967
General and administrative	1,009,877	1,138,920
Provision for bad debt expense	102,624	145,963
Depreciation	109,554	233,343

Total	3,107,568	4,270,480

OPERATING INCOME	327,956	715,549
INTEREST (INCOME) EXPENSE, NET	(8,790)	143,159

NET INCOME	$336,746	$572,390

NET INCOME PER COMMON SHARE:

BASIC	$0.03	$0.06

DILUTED	$0.03	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

BASIC	10,380,373	10,167,746

DILUTED	10,411,566	10,172,833

See accompanying notes to condensed financial statements.

Financial Statements—Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$336,746	$572,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,554	233,343
Provision for bad debt expense	102,624	145,963
Non-cash compensation expense	4,000	40,000
Changes in operating assets and liabilities:
Restricted cash	—	(332,053)
Accounts receivable	(73,073)	16,826
Prepaid expenses and other current assets	17,278	(18,304)
Other assets	—	31,953
Accounts payable and accrued liabilities	61,617	(86,202)
Deferred revenue	(109,974)	(229,292)

Net cash provided by operating activities	448,772	374,624

INVESTING ACTIVITIES
Purchases of property and equipment	(10,084)	(62,249)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,014	16,249
Principal payments of capital lease obligations	(14,096)	(22,525)
Principal payments of long-term debt	—	(6,746)
Purchase of outstanding Company stock option	(150,000)	—

Net cash used in financing activities	(150,082)	(13,022)

NET INCREASE IN CASH AND CASH EQUIVALENTS	288,606	299,353

CASH AND CASH EQUIVALENTS, beginning of period	1,968,091	2,901,545

CASH AND CASH EQUIVALENTS, end of period	$2,256,697	$3,200,898

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$67,348

See accompanying notes to condensed financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”). During the quarter ended September 30, 2003, options to purchase 53,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2003 and it resulted in 31,193 common stock equivalents to be added to the weighted average shares. During the quarter ended September 30, 2002, options to purchase 18,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2002 and it resulted in 5,087 common stock equivalents to be added to the weighted average shares. During the three months ended September 30, 2003 and 2002, options to purchase 713,894 and 1,101,323 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, 5,000 options to purchase shares of common stock were exercised while no options were exercised during the quarter ended September 30, 2002.

3.	Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions beginning with the quarter ended March 31, 2003. The Company did not elect to change to the fair value based method of accounting for stock-based employee compensation.

4.	Other Assets

The carrying value of other assets at September 30, 2003 is as follows:

	Goodwill	Deposits and other	Total
Original Cost	$26,023,407	$84,916	$26,108,323
Less accumulated amortization	(21,727,930)	$—	(21,727,930)
Other assets, net	$4,295,477	$84,916	$4,380,393

5.	Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the three months ended September 30, 2003 and 2002 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income and income per share for the three months ended September 30, 2003 and 2002 would have been as indicated below:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Reported net income	$336,746	$572,390
Less: SFAS No. 123 compensation expense	(119,030)	(199,645)
Pro forma net income	$217,716	$372,745

Reported basic and diluted income per share	$0.03	$0.06
Less: SFAS No. 123 compensation expense	(0.01)	(0.02)
Pro forma basic and diluted income per share	$0.02	$0.04

6.	Income Taxes

During the three months period ended September 30, 2003 and 2002, the Company generated taxable income. No provision for income taxes has been recorded as the taxable income will be offset with net operating losses generated in prior periods. As of September 30, 2003, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating taxable income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time.

7.	Commitments and Contingencies

On September 3, 2003, the Company purchased an outstanding stock option to buy 9,428,571 shares of the Company’s common stock from its former Chairman, William O. Hunt for $150,000.

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

ITEM 2-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of September 30, 2003, we served approximately 76,000 subscribers in the southwestern United States.

The growth of the Internet has resulted in increased competition for existing services and increased demand for new products and services. Increases in demand and a surge in Internet users have fostered an increase in the number of ISPs providing access to the Internet. Our competitors advertise in our existing markets with aggressive new promotions or offers of free Internet access. We believe we are well positioned to deal with these competitive forces through the introduction of new products and services.

High user density is the cornerstone of our business strategy. We will pursue a growth strategy based on the introduction of new products and services and focusing on markets where we have established branding rather than new markets. Our goal is to rapidly create high user density in specific markets to maintain positive operating results.

Recent technological developments have facilitated the increased adoption of broadband access via mechanisms such as cable, fixed/mobile wireless, and copper pair allowing voice, video, and data to occur simultaneously over one connection. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to being a leader in offering cost effective broadband solutions to individuals and businesses. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other high bandwidth applications. We believe we are well positioned to efficiently market and deploy our products due to the high density of our subscriber base.

Given the high level of competition in the industry for new subscribers, we will be selective with investing in advertising. We plan to concentrate our advertising more heavily in markets where we have established branding than in new markets.

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the three months ended September 30, 2003 and 2002 and no amortization expense will be recorded for future quarters because all of the Company’s intangible assets, excluding goodwill, were fully amortized by June 30, 2002 and, in addition, the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets”, “SFAS No. 142” related to intangible assets as of July 1, 2002 and our test for impairment in June 2003 resulted in no impairment related to goodwill.

We have an accumulated deficit of $52.5 million at September 30, 2003 and have had annual operating losses since inception until the prior fiscal year ended June 30, 2003 as a result of building network infrastructure and rapidly increasing market share.

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

Depreciation is computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. For fiscal years prior and ended June 30, 2002, purchased subscriber bases and related goodwill were amortized over 30 to 36 months. Effective July 1, 2002, it was determined that the Company’s goodwill would not be amortized due to the adoption of SFAS No. 142.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The following table sets forth certain unaudited financial data for the three months ended September 30, 2003 and 2002. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	(000's)	% of Revenues	(000's)	% of Revenues
INCOME STATEMENT DATA:
REVENUES:
Internet services	$3,434	99.9%	$4,984	100.0%
Other	2	0.1%	2	0.0%

Total	3,436	100.0%	4,986	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,846	53.7%	2,602	52.2%
Sales and marketing	39	1.1%	150	3.0%
General and administrative	1,010	29.4%	1,140	22.9%
Provision for bad debt expense	103	3.0%	146	2.9%
Depreciation	110	3.2%	233	4.7%

Total	3,108	90.5%	4,271	85.7%

OPERATING INCOME	328	9.5%	715	14.3%
INTEREST (INCOME) EXPENSE, NET	(9)	(0.3%)	143	2.9%

NET INCOME	$337	9.8%	$572	11.5%

NET INCOME PER COMMON SHARE:
BASIC	$0.03		$0.06

DILUTED	$0.03		$0.06

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	10,380		10,167
DILUTED	10,412		10,173
OTHER DATA:
Subscribers at end of period	76,000		118,000
EBITDA(1)	438		948
EBITDA margin (2)	12.7%		19.0%
CASH FLOW DATA:
Cash flow from operations	449		375
Cash flow used in investing activities	10		62
Cash flow used in financing activities	150		13

Reconciliation of net income to EBITDA:
Net income	$337		$572
Add:
Depreciation	110		233
Interest (income) expense, net	(9)		143

EBITDA (1)	$438		$948

(1)	EBITDA (earnings before interest, taxes and depreciation) EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income because it is commonly used in the industry and we believe it is useful information for investors.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $1.6 million, or 32.0%, to $3.4 million for the three months ended September 30, 2003, from $5.0 million for the three months ended September 30, 2002. The Company’s subscriber count decreased by 42,000, or 35.6%, to 76,000 as of September 30, 2003 compared to 118,000 as of September 30, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales, and the loss of DSL customers due to the bankruptcy of one of our DSL providers. Our subscriber count also decreased due to the consolidation of several billing systems, which eliminated counting multiple products sold to one customer, which did not impact revenues.

Connectivity and operations. Connectivity and operations expense decreased by $0.8 million, or 30.8%, to $1.8 million for the three months ended September 30, 2003 from $2.6 million for the three months ended September 30, 2002. The decrease is primarily due to the consolidation of internet and telephone connections and circuits which was a result of decreased revenues. As a percentage of total revenue, connectivity and operations expense increased to 53.7% for the three months ended September 30, 2003, from 52.2% for the three months ended September 30, 2002.

Sales and marketing. Sales and marketing expense decreased by $111,000, or 74.0%, to $39,000 for the three months ended September 30, 2003, compared to $150,000 for the three months ended September 30, 2002. The majority of the decrease relates to a reduction of personnel costs and general advertising programs.

General and administrative. General and administrative expense decreased by $0.1 million, or 9.1%, to $1.0 million for the three months ended September 30, 2003, from $1.1 million for the three months ended September 30, 2002. The decrease is related to a $230,000 decrease in personnel costs which was offset by an increase in legal and professional fees of $127,000 related primarily to the purchase of the Hunt option. General and administrative expense as a percentage of total revenue increased to 29.4% for the three months ended September 30, 2003, from 22.9% for the three months ended September 30, 2002.

Provision for bad debt expense. Provision for bad debt expense decreased by $43,000, or 29.5%, to $103,000 for the three months ended September 30, 2003, from $146,000 for the three months ended September 30, 2002. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old. Provision for bad debt expense as a percentage of revenue increased slightly to 3.0% for the three months ended September 30, 2003, from 2.9% for the three months ended September 30, 2002. As of September 30, 2003, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation. Depreciation decreased by $123,000, or 52.8%, to $110,000 for the three months ended September 30, 2003, from $233,000 for the three months ended September 30, 2002. The decrease is primarily due to certain property and equipment becoming fully depreciated.

Interest (income) expense, net. For the three months ended September 30, 2003, the Company recorded virtually no interest expense, but did record approximately $9,000 in interest income which is primarily due to interest earned on the Company’s cash balances. For the three months ended September 30, 2002, the Company recorded interest expense of $66,000 related to a $3.3 million letter of credit agreement with the Company’s former Chairman, William O. Hunt, and $80,000 in interest expense related to post-judgment interest on a lawsuit judgment for the three months ended September 30, 2002.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash provided by operating activities totaled $449,000 and $375,000 for the three months ended September 30, 2003 and 2002, respectively. Cash provided by operating activities for the three months ended September 30, 2003 was primarily impacted by $438,000 in EBITDA.

Cash used in investing activities totaled $10,000 and $62,000 for the three months ended September 30, 2003 and 2002, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

Cash used in financing activities totaled $150,000 and $13,000 for the three months ended September 30, 2003 and 2002, respectively. Cash used in financing activities for the three months ended September 30, 2003 consisted primarily of $150,000 paid to purchase an outstanding stock option of the Company from Mr. Hunt.

On September 18, 2001, we entered into an agreement with our former Chairman, William O. Hunt, in which Mr. Hunt collateralized an appeal bond with a letter of credit in the approximate amount of $3.3 million to appeal a judgment entered against the Company, Mr. Hunt and a former executive officer of the Company. Internet America initially collateralized a portion of the appeal bond by placing approximately $200,000 in short term certificates of deposit required to be in place for the duration of the appeal. In August 2002, Internet America increased the amount of these short-term certificates of deposit by approximately $332,000 in order to significantly reduce the annual premium of the appeal bond. There were one time transaction costs to post this appeal bond. Annual recurring financing costs for this bond were up to $316,000. In connection with this agreement, we granted Mr. Hunt a security interest in our assets other than accounts receivable.

On May 6, 2003, the Company settled the judgment described in the preceding paragraph. As part of the settlement agreement, the Company made a cash payment of $3.25 million to the plaintiff. The judgment of approximately $3.3 million had been on appeal by both parties since 2001, with the Company seeking to reduce the amount in full and the plaintiff to increase the amount to approximately $5.5 million, plus post-judgment interest. Just before the settlement, post-judgment interest accruing at a rate of 10% per annum had increased the liability to over $3.7 million. As a result of the settlement, the appeal bond was released and, under the financing agreement with Mr. Hunt, Mr. Hunt received an option to purchase approximately 9,428,571 shares of common stock. The Company purchased the option from Mr. Hunt for $150,000 on September 3, 2003.

We estimate that cash on hand of approximately $2.3 million at September 30, 2003 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2004 with regard to continuing operations in existing markets. Continued decrease in revenues and subscriber count may ultimately affect the liquidity of the Company. Additional financing will be required to fund acquisitions or expansion into new markets.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2003, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no other material changes in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

3.2	Amended and Restated By-Laws*

10.1	Redemption Agreement dated September 3, 2003 by and between Internet America, Inc. and William O. Hunt, incorporated by reference to Exhibit No. 10.2 on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003

10.2	Consultation Agreement dated September 19, 2003 by and between Internet America, Inc. and Jack T. Smith, incorporated by reference to Exhibit No. 10.3 on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003

11	Computation of earnings per share (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Novy*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Mark Novy*

*	Filed herewith
(1)	See note 2 to the financial statements

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003: (1) Form 8-K filed on August 19, 2003 reporting earnings for the quarter and year ended June 30, 2003; (2) Form 8-K filed on September 19, 2003 announcing management changes; and (3) Form 8-K filed on September 30, 2003 announcing revised earnings for the quarter and year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC. (Registrant)

Date:	11/14/03	By:	/s/ William E. Ladin, Jr.

William E. Ladin President and Chief Executive Officer

Date:	11/14/03	By:	/s/ Mark Novy

Mark Novy Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit Nos. 3.1 and 3.2 on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on July 21, 1998 (File No. 333-59527)

3.2	Amended and Restated By-Laws*

10.1	Redemption Agreement dated September 3, 2003 by and between Internet America, Inc. and William O. Hunt, incorporated by reference to Exhibit No. 10.2 on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003 (File No. 000-25147)

10.2	Consultation Agreement dated September 19, 2003 by and between Internet America, Inc. and Jack T. Smith, incorporated by reference to Exhibit No. 10.3 on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003 (File No. 000-25147)

11	Computation of earnings per share (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Novy*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Mark Novy*

*	Filed herewith
(1)	See note 2 to the financial statements.