Form 10-Q
period 2003-12-31
INTERNET AMERICA INC
filed 2004-02-17
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

(214) 861-2500
(Registrant’s telephone number, including area code)

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

OUTSTANDING AT FEBRUARY 12, 2004

Common Stock at $.01 par value: 10,426,641 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,802,896	$1,968,091
Accounts receivable, net of allowance for uncollectible accounts of $1,032,388 and $1,133,944 as of December 31, 2003 and June 30, 2003, respectively	271,907	347,674
Prepaid expenses and other current assets	153,115	166,557

Total current assets	2,227,918	2,482,322
Property and equipment, net	233,036	411,926
Other assets, net	4,360,838	4,380,393

	$6,821,792	$7,274,641

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$528,964	$795,714
Accrued liabilities	937,784	1,472,827
Deferred revenue	1,781,992	2,068,404
Current maturities of capital lease obligations	—	14,096

Total current liabilities	3,248,740	4,351,041

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,398,063 and 10,337,476 issued and outstanding at December 31, 2003 and June 30, 2003, respectively	103,981	103,375
Additional paid-in capital	55,605,652	55,733,257
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(52,054,581)	(52,831,032)

Total shareholders’ equity	3,573,052	2,923,600

	$6,821,792	$7,274,641

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
REVENUES:
Internet services	$3,105,737	$4,617,326	$6,538,825	$9,601,225
Other	8,852	9,263	11,288	11,393

Total	3,114,589	4,626,589	6,550,113	9,612,618

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,729,235	2,077,282	3,575,254	4,679,569
Sales and marketing	93,736	137,131	133,230	287,098
General and administrative	750,324	1,212,701	1,760,201	2,351,621
Provision for bad debt expense	26,819	153,826	129,443	299,789
Depreciation	84,131	199,185	193,685	432,528

Total	2,684,245	3,780,125	5,791,813	8,050,605

OPERATING INCOME	430,344	846,464	758,300	1,562,013
INTEREST (INCOME) EXPENSE, NET	(9,361)	142,933	(18,151)	286,092

NET INCOME	$439,705	$703,531	$776,451	$1,275,921

NET INCOME PER COMMON SHARE:
BASIC	$0.04	$0.07	$0.07	$0.13

DILUTED	$0.04	$0.07	$0.07	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,396,410	10,228,203	10,388,391	10,198,011

DILUTED	10,426,685	10,279,906	10,416,486	10,247,684

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$776,451	$1,275,921
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	193,685	432,528
Provision for bad debt expense	129,443	299,789
Non-cash compensation expense	4,000	20,000
Changes in operating assets and liabilities:
Restricted cash	—	(332,053)
Accounts receivable	(53,676)	(208,735)
Prepaid expenses and other current assets	13,442	(54,161)
Other assets	19,555	52,074
Accounts payable and accrued liabilities	(801,796)	16,315
Deferred revenue	(286,412)	(383,153)

Net cash (used in) provided by operating activities	(5,308)	1,118,525

INVESTING ACTIVITIES
Purchases of property and equipment	(14,792)	(88,215)

FINANCING ACTIVITIES:
Proceeds from issuance of common equity	19,001	30,411
Principal payments of capital lease obligations	(14,096)	(44,290)
Principal payments of long-term debt	—	(6,746)
Purchase of outstanding Company stock option	(150,000)	—

Net cash used in financing activities	(145,095)	(20,625)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165,195)	1,009,685

CASH AND CASH EQUIVALENTS, beginning of period	1,968,091	2,901,545

CASH AND CASH EQUIVALENTS, end of period	$1,802,896	$3,911,230

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$68,178

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

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2003. During the three and six months ended December 31, 2003, options to purchase 38,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of December 31, 2003 and it resulted in 30,275 and 28,095 common stock equivalents to be added to the weighted average shares for the three and six months ended December 31, 2003, respectively. During the three and six months ended December 31, 2003 and 2002, options to purchase 690,037 and 1,059,557 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2003 and 2002, respectively. There were no options exercised to purchase shares of common stock during the three and six months ended December 31, 2003 and 2002 except for 5,000 options to purchase shares of common stock that were exercised during the three months ended September 30, 2003.

3.	Other Assets

The carrying value of other assets at December 31, 2003 is as follows:

	Goodwill	Deposits and other	Total
Original Cost	$26,023,407	$65,361	$26,088,768
Less accumulated Amortization	(21,727,930)	$—	(21,727,930)
Other assets, net	$4,295,477	$65,361	$4,360,838

4.	Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the three and six months ended December 31, 2003 and 2002 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income and income per share for the three and six months ended December 31, 2003 and 2002 would have been as indicated below:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Reported net income	$439,705	$703,531	$776,451	$1,275,921
Less: SFAS No. 123 compensation expense	(87,733)	(199,645)	(206,763)	(399,290)
Pro forma net income	$351,972	$503,886	$569,688	$876,631

Reported basic income per share	$0.04	$0.07	$0.07	$0.13
Reported diluted income per share	$0.04	$0.07	$0.07	$0.12
Less: SFAS No. 123 compensation expense	(0.01)	(0.02)	(0.02)	(0.04)
Pro forma basic income per share	$0.03	$0.05	$0.05	$0.09
Pro forma diluted income per share	$0.03	$0.05	$0.05	$0.08

5.	Income Taxes

During the three and six months ended December 31, 2003 and 2002, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of December 31, 2003, the Company continues to maintain a full valuation allowance for its net deferred tax assets of $11.7 million. Given its limited history of generating net income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time.

6.	Related Parties

The Company entered into a consulting agreement for a one year term beginning October 1, 2003 with the former Chairman and CEO of the Company. The agreement states that a consulting fee is to be paid at a rate of $10,000 per month. During the six months ended December 31, 2003, the Company paid a total of $40,000 in consulting fees to the former Chairman and CEO of which $10,000 was recorded as a prepaid expense as of December 31, 2003.

During the three months ended December 31, 2003, the Company paid $15,450 in consulting fees related to marketing and advertising for the Company to Marc Ladin Consulting. Marc Ladin is the son of William E. Ladin, the Chairman and CEO of the Company.

The Company engages Gary Corona, a non-employee board of director of the Company, as a consultant to the Company at a rate of $6,000 per month. Per this agreement, Mr. Corona has been paid $14,000 during the six months ended December 31, 2003.

ITEM 2.

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

Overview

Internet America is an Internet service provider (“ISP”) offering a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 2003, we served approximately 69,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas.

High user density is the cornerstone of our business strategy. We will pursue a growth strategy based on the introduction of new products and services, focusing on the Dallas and Houston markets, where we have established branding, rather than new markets. Our goal is to create high user density in specific markets to maintain operating efficiencies and achieve positive operating results.

We have had positive EBITDA (earnings before interest (income) expense, taxes, depreciation and amortization) for the past twelve quarters and net income for the past six quarters, primarily due to the consolidation of operations and reduction of expenses, including sales and marketing efforts. Our revenues and subscriber base, however, have suffered a steady decline, the result of a number of factors including increased competition and decreased marketing efforts. Continued decline of revenues and subscriber base will negatively affect the Company’s ability to generate net income.

The growth of the Internet and new technologies has resulted in increased competition for existing services and increased demand for new products and services. We believe we can successfully deal with these competitive forces through the introduction of new products and services and can efficiently market and deploy our products due to the high density of our subscriber base. Given the high level of competition in the industry for new subscribers, we have increased and plan to continue to increase our marketing efforts but will remain selective with investing in advertising. We plan to concentrate our advertising more heavily in markets where we have established branding than in new markets.

The adoption of broadband access via DSL, cable, wireless and other mechanisms has increased, and we believe, particularly with the emergence of low-cost high-speed solutions, that broadband will continue to grow as the preferred method of connectivity by businesses and consumers. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other high bandwidth applications.

We believe this will significantly impact the ability of many ISPs, including us, to compete. At this time, our broadband offerings consist of DSL services and business oriented dedicated connectivity such as T-1 access, but we do not offer a cable or wireless service. We are, however, committed to being a leader in offering cost effective broadband solutions to individuals and businesses, and we will continue to pursue alternative methods of low-cost high-speed connectivity.

Additionally, because all of our DSL services include a local loop sold to us at wholesale prices by either SBC Communications, Inc. (“SBC”) or Verizon Communication, Inc. (“Verizon”) pricing and availability of our

DSL services are subject to the competitive pressures of those local exchange carriers, both of which also sell their own DSL services on a retail basis. Thus, pressures from SBC or Verizon may cause us to decrease the price of our DSL services, resulting in a decrease in revenue per subscriber, or may cause us to make fewer new sales of DSL services.

We have an accumulated deficit of $52.1 million at December 31, 2003 and have had annual operating losses since inception until the prior fiscal year ended June 30, 2003 as a result of building network infrastructure and rapidly increasing market share.

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

Provision for bad debt expenses consist primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense.

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. For fiscal years prior and ended June 30, 2002, purchased subscriber bases and related goodwill were amortized over 30 to 36 months.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

The following table sets forth certain unaudited financial data for the three months ended December 31, 2003 and 2002. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$3,106	99.7%	$4,617	99.8%
Other	9	0.3%	9	0.2%

Total	3,115	100.0%	4,626	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,729	55.5%	2,077	44.9%
Sales and marketing	94	3.0%	137	3.0%
General and administrative	750	24.1%	1,212	26.2%
Provision for bad debt expense	27	0.9%	154	3.3%
Depreciation	84	2.7%	199	4.3%

Total	2,684	86.2%	3,779	81.7%

OPERATING INCOME	431	13.8%	847	18.3%
INTEREST (INCOME) EXPENSE, NET	(9)	(0.3)%	143	3.1%

NET INCOME	$440	14.1%	$704	15.2%

NET INCOME PER COMMON SHARE:
BASIC	$0.04		$0.07

DILUTED	$0.04		$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,396		10,228
DILUTED	10,427		10,280

OTHER DATA:
Subscribers at end of period	69,000		106,000
EBITDA(1)	515		1,046
EBITDA margin (2)	16.5%		22.6%

Reconciliation of net income to EBITDA:
Net income	$440		$704
Add:
Depreciation	84		199
Interest (income) expense, net	(9)		143

EBITDA (1)	515		1,046

(1)	EBITDA (earnings before interest (income) expense, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income because it is commonly used in the industry and we believe it is useful information for investors.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $1.5 million, or 32.6%, to $3.1 million for the three months ended December 31, 2003, from $4.6 million for the three months ended December 31, 2002. The Company’s subscriber count decreased by 37,000, or 34.9%, to 69,000 as of December 31, 2003 compared to 106,000 as of December 31, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and the loss of DSL customers due to the bankruptcy of one of our DSL providers.

Connectivity and operations. Connectivity and operations expense decreased by $0.4 million or 19.0%, to $1.7 million for the three months ended December 31, 2003 from $2.1 million for the three months ended December 31, 2002. The decrease is primarily due to the consolidation of internet and telephone connections and circuits which was a result of decreased revenues. As a percentage of total revenue, connectivity and operations expense increased to 55.5% for the three months ended December 31, 2003, from 44.9% for the three months ended December 31, 2002 due primarily to the decrease in revenues.

Sales and marketing. Sales and marketing expense decreased by $43,000, or 31.4%, to $94,000 for the three months ended December 31, 2003, compared to $137,000 for the three months ended December 31, 2002. Personnel costs related to sales decreased by $52,000 or 55.9%, to $41,000 for the three months ended December 31, 2003, compared to $93,000 for the three months ended December 31, 2002. The advertising expense for the three months ended December 31, 2003 was $52,000 which consisted primarily of billboard advertising compared to $44,000 for the three months ended December 31, 2002.

General and administrative. General and administrative expense decreased by $0.4 million, or 33.3%, to $0.8 million for the three months ended December 31, 2003, from $1.2 million for the three months ended December 31, 2002. Personnel costs decreased by $287,000 or 54.6%, to $239,000 for the three months ended December 31, 2003, compared to $526,000 for the three months ended December 31, 2002 which is primarily due to the consolidation of the Houston office. Office rent expense related to the Dallas office decreased $66,000 for the three months ended December 31, 2003 due to an amended lease agreement. General and administrative expense as a percentage of total revenue decreased to 24.1% for the three months ended December 31, 2003, from 26.2% for the three months ended December 31, 2002 due primarily to the decrease in general and administrative expenses.

Provision for bad debt expense. Provision for bad debt expense decreased by $127,000, or 82.5%, to $27,000 for the three months ended December 31, 2003, from $154,000 for the three months ended December 31, 2002. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. Provision for bad debt expense as a percentage of revenue decreased to 0.9% for the three months ended December 31, 2003, from 3.3% for the three months ended December 31, 2002. As of December 31, 2003, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation. Depreciation decreased by $115,000, or 57.8%, to $84,000 for the three months ended December 31, 2003, from $199,000 for the three months ended December 31, 2002. The decrease is due to certain property and equipment becoming fully depreciated.

Interest (income) expense, net. For the three months ended December 31, 2003, the Company recorded no interest expense, but did record approximately $9,000 in interest income which is primarily due to interest earned on the Company’s cash balances. For the three months ended December 31, 2002, the Company recorded interest expense of $66,000 related to a $3.3 million letter of credit agreement with the Company’s former Chairman, William O. Hunt, and $80,000 in interest expense related to post-judgment interest on a lawsuit judgment for the three months ended December 31, 2002.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

The following table sets forth certain unaudited financial data for the six months ended December 31, 2003 and 2002. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Six Months Ended December 31, 2003		Six Months Ended December 31, 2002
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$6,539	99.8%	$9,601	99.9%
Other	11	0.2%	12	0.1%

Total	6,550	100.0%	9,613	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,575	54.6%	4,680	48.7%
Sales and marketing	133	2.0%	287	3.0%
General and administrative	1,761	26.9%	2,351	24.5%
Provision for bad debt expense	129	2.0%	300	3.1%
Depreciation	194	3.0%	433	4.5%

Total	5,792	88.4%	8,051	83.8%

OPERATING INCOME	758	11.6%	1,562	16.2%
INTEREST (INCOME) EXPENSE, NET	(18)	(0.3)%	286	3.0%

NET INCOME	$776	11.8%	$1,276	13.3%

NET INCOME PER COMMON SHARE:
BASIC	$0.07		$0.13

DILUTED	$0.07		$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,388		10,198
DILUTED	10,416		10,248

OTHER DATA:
Subscribers at end of period	69,000		106,000
EBITDA(1)	952		1,995
EBITDA margin (2)	14.5%		20.8%
CASH FLOW DATA:
Cash flow (used in) provided by operations	(5)		1,119
Cash flow used in investing activities	15		88
Cash flow used in financing activities	145		21

Reconciliation of net income to EBITDA:
Net income	$776		$1,276
Add:
Depreciation	194		433
Interest (income) expense, net	(18)		286

EBITDA	$952		$1,995

(1)	EBITDA (earnings before interest (income) expense, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income because it is commonly used in the industry and we believe it is useful information for investors.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $3.0 million, or 31.3%, to $6.6 million for the six months ended December 31, 2003, from $9.6 million for the six months ended December 31, 2002. The Company’s subscriber count decreased by 37,000, or 34.9%, to 69,000 as of December 31, 2003 compared to 106,000 as of December 31, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and the loss of DSL customers due to the bankruptcy of one of our DSL providers.

Connectivity and operations. Connectivity and operations expense decreased by $1.1 million, or 23.4%, to $3.6 million for the six months ended December 31, 2003 from $4.7 million for the six months ended December 31, 2002. The decrease is primarily due to the consolidation of internet and telephone connections and circuits which was a result of decreased revenues. As a percentage of total revenue, connectivity and operations expense increased to 54.6% for the six months ended December 31, 2003, from 48.7% for the six months ended December 31, 2002 due primarily to the decrease in revenues.

Sales and marketing. Sales and marketing expense decreased by $154,000, or 53.7%, to $133,000 for the six months ended December 31, 2003, compared to $287,000 for the six months ended December 31, 2002. Personnel costs related to sales decreased by $136,000 or 63.3%, to $79,000 for the six months ended December 31, 2003, compared to $215,000 for the six months ended December 31, 2002.

General and administrative. General and administrative expense decreased by $0.6 million, or 25.0%, to $1.8 million for the six months ended December 31, 2003, from $2.4 million for the six months ended December 31, 2002. Personnel costs decreased by $0.5 million or 45.5%, to $0.6 million for the six months ended December 31, 2003, compared to $1.1 million for the six months ended December 31, 2002 which is primarily due to the consolidation of the Houston office and reduction in personnel for the Dallas office. Office rent expense related to the Dallas office decreased $78,000 for the six months ended December 31, 2003 due to an amended lease agreement. General and administrative expense as a percentage of total revenue increased to 26.9% for the six months ended December 31, 2003, from 24.5% for the six months ended December 31, 2002 due primarily to the decrease in revenues.

Provision for bad debt expense. Provision for bad debt expense decreased by $171,000, or 57.0%, to $129,000 for the six months ended December 31, 2003, from $300,000 for the six months ended December 31, 2002. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. Provision for bad debt expense as a percentage of total revenue decreased to 2.0% for the six months ended December 31, 2003, from 3.1% for the six months ended December 31, 2002. As of December 31, 2003, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation. Depreciation decreased by $239,000, or 55.2%, to $194,000 for the six months ended December 31, 2003, from $433,000 for the six months ended December 31, 2002. The decrease is due to certain property and equipment becoming fully depreciated.

Interest (income) expense, net. For the six months ended December 31, 2003, the Company recorded no interest expense, but did record approximately $18,000 in interest income which is primarily due to interest earned on the Company’s cash balances. For the six months ended December 31, 2002, the Company recorded interest expense of $132,000 related to a $3.3 million letter of credit agreement with the Company’s former Chairman, William O. Hunt, and $160,000 in interest expense related to post-judgment interest on a lawsuit judgment for the six months ended December 31, 2002.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash (used in) provided by operating activities totaled ($5,000) and $1.1 million for the six months ended December 31, 2003 and 2002, respectively. Cash used in operating activities was the result of $952,000 in EBITDA which was offset by a reduction in accounts payable and accrued liabilities of $802,000 and a reduction in deferred revenues of $286,000. The significant decrease in accounts payable and accrued liabilities is the result of the company paying vendors on a more timely basis and the resolution of billing disputes with telecommunications vendors. Cash provided by operating activities for the six months ended December 31, 2002 was the result of $2.0 million in positive EBITDA which was offset by uses of cash for restricted cash, accounts receivable and deferred revenue for a total of $924,000.

Cash used in investing activities totaled $15,000 and $88,000 for the six months ended December 31, 2003 and 2002, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

Cash used in financing activities totaled $145,000 and $21,000 for the six months ended December 31, 2003 and 2002, respectively. Cash used in financing activities for the six months ended December 31, 2003 consisted primarily of $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt. There was also proceeds of $19,000 from the issuance of common stock related to the employee stock purchase plan which was offset by $14,000 in payments to service capital lease obligations for the six months ended December 31, 2003.

We estimate that cash on hand of $1.8 million at December 31, 2003 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2004 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately affect the liquidity of the Company. The Company has started to advertise in Dallas and Houston with billboards and in newspapers and will continue to advertise for future periods to stabilize and potentially increase revenues. The Company currently has no long term advertising commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2003, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2004, the Company filed a lawsuit against Gary Corona (“Corona”), one of its two directors, alleging that the Company had learned that Corona had disseminated confidential information about Internet America to certain selected shareholders and seeking a temporary restraining order (“TRO”), temporary injunction and permanent injunction which, among other matters, would 1) enjoin Corona from disseminating confidential corporate information to Internet America shareholders, stockbrokers or any third party, 2) enjoin Corona from taking certain actions with regard to the management rights or obligations of Internet America without board authorization and 3) order Corona to return certain corporate documents to Internet America.

The lawsuit was filed in the District Court of Dallas County, Texas, 298th Judicial District. The court entered the TRO on January 30, 2004, which order shall remain in place, pursuant to an agreement between the parties, until February 23, 2004. The court set Internet America’s application for temporary injunction for a hearing to be held on February 23, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2003, the Company held its 2003 annual meeting of shareholders, at which the shareholders voted as follows:

MATTER VOTED ON	SHARES VOTED FOR	AUTHORITY WITHHELD
The election of William E. Ladin to the board of directors	7,802,858	78,921

The election of Gary Corona to the board of directors	7,813,558	68,221

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Seventh Amendment to Office Lease Agreement dated December 5, 2003 by and between Internet America, Inc. and One Dallas Centre Associates L.P. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Novy*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Mark Novy*

*	Filed herewith

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003: (1) Form 8-K filed on November 12, 2003 disclosing its results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 02/17/04	By: /s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: 02/17/04	By: /s/ Mark Novy
Mark Novy
Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Seventh Amendment to Office Lease dated December 5, 2003 by and between Internet America, Inc. and One Dallas Centre Associates L.P. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Novy*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Mark Novy*

*	Filed herewith