Form 10-Q
period 2004-03-31
INTERNET AMERICA INC
filed 2004-05-17
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 13, 2004, registrant had 10,434,652 shares of Common Stock at $.01 par value, outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,784,607	$1,968,091
Accounts receivable, net of allowance for uncollectible accounts of $999,351 and $1,133,944 as of March 31, 2004 and June 30, 2003, respectively	501,009	347,674
Prepaid expenses and other current assets	174,468	166,557

Total current assets	2,460,084	2,482,322

Property and equipment, net	176,080	411,926

Other assets, net	4,360,838	4,380,393

	$6,997,002	$7,274,641

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$520,049	$795,714
Accrued liabilities	1,123,043	1,472,827
Deferred revenue	1,737,476	2,068,404
Note payable	137,500	—
Current maturities of capital lease obligations	—	14,096

Total current liabilities	3,518,068	4,351,041

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,426,641 and 10,337,476 issued and outstanding at March 31, 2004 and June 30, 2003, respectively	104,266	103,375
Additional paid-in capital	55,615,449	55,733,257
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(52,158,781)	(52,831,032)

Total shareholders’ equity	3,478,934	2,923,600

	$6,997,002	$7,274,641

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
REVENUES:
Internet services	$2,826,827	$4,183,081	$9,365,653	$13,784,306
Other	5,586	8,939	16,873	20,332

Total	2,832,413	4,192,020	9,382,526	13,804,638

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,342,944	1,983,156	4,918,196	6,662,725
Sales and marketing	313,666	119,421	446,896	406,519
General and administrative	1,229,381	1,053,787	2,989,584	3,405,408
Provision for bad debt expense	54,847	228,335	184,289	528,124
Depreciation	66,838	129,179	260,524	561,707

Total	3,007,676	3,513,878	8,799,489	11,564,483

OPERATING (LOSS) INCOME	(175,263)	678,142	583,037	2,240,155
INTEREST (INCOME) EXPENSE, NET	(71,063)	142,632	(89,214)	428,724

NET (LOSS) INCOME	$(104,200)	$535,510	$672,251	$1,811,431

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.01)	$0.05	$0.06	$0.18

DILUTED	$(0.01)	$0.05	$0.06	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,418,944	10,291,305	10,398,501	10,228,655
DILUTED	10,418,944	10,295,645	10,411,110	10,233,605

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$672,251	$1,811,431
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	260,524	561,707
Provision for bad debt expense	184,289	528,124
Non-cash compensation expense	4,000	26,000
Non-cash settlement expense	212,500	—
Changes in operating assets and liabilities:
Restricted cash	—	(332,053)
Accounts receivable	(337,624)	(343,760)
Prepaid expenses and other current assets	(7,911)	7,635
Other assets	19,555	52,074
Accounts payable and accrued liabilities	(700,449)	(93,424)
Deferred revenue	(330,928)	(496,302)

Net cash (used in) provided by operating activities	(23,793)	1,721,432

INVESTING ACTIVITIES
Purchases of property and equipment	(24,678)	(88,235)

FINANCING ACTIVITIES:
Proceeds from issuance of common equity	29,083	44,658
Principal payments of capital lease obligations	(14,096)	(60,497)
Principal payments of long-term debt	—	(6,746)
Purchase of outstanding Company stock option	(150,000)	—

Net cash used in financing activities	(135,013)	(22,585)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(183,484)	1,610,612

CASH AND CASH EQUIVALENTS, beginning of period	1,968,091	2,901,545

CASH AND CASH EQUIVALENTS, end of period	$1,784,607	$4,512,157

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$200,744

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

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2004. For the three months ended March 31, 2004, diluted earnings per share is the same as basic earnings per share due to the net loss. During the nine months ended March 31, 2004, options to purchase 20,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of March 31, 2004 and it resulted in 7,391 common stock equivalents to be added to the weighted average shares for the nine months ended March 31, 2004. During the nine months ended March 31, 2004 and 2003, options to purchase 465,037 and 1,099,557 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of March 31, 2004 and 2003, respectively. There were no options exercised to purchase shares of common stock during the three and nine months ended March 31, 2003. During the three and nine months ended March 31, 2004, options to purchase 18,000 and 23,000 shares of common stock were exercised, respectively.

3.	Other Assets

The carrying value of other assets at March 31, 2004 is as follows:

	Goodwill	Deposits And Other	Total
Original Cost	$26,023,407	$65,361	$26,088,768
Less accumulated amortization	(21,727,930)	—	(21,727,930)
Other assets, net	$4,295,477	$65,361	$4,360,838

4.	Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against operations for the three and nine months ended March 31, 2004 and 2003 related to stock option plans.

4.	Employee Stock Option Plans (Continued)

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net (loss) income and (loss) income per share for the three and nine months ended March 31, 2004 and 2003 would have been as indicated below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Reported net (loss) income	$(104,200)	$535,510	$672,251	$1,811,431
Less: SFAS No. 123 compensation expense	(25,140)	(119,030)	(231,904)	(518,319)
Pro forma net (loss) income	$(129,340)	$416,480	$440,347	$1,293,112

Reported basic (loss) income per share	$(0.01)	$0.05	$0.06	$0.18
Reported diluted (loss) income per share	$(0.01)	$0.05	$0.06	$0.18
Less: SFAS No. 123 compensation expense	—	(0.01)	(0.02)	(0.05)
Pro forma basic (loss) income per share	$(0.01)	$0.04	$0.04	$0.13
Pro forma diluted (loss) income per share	$(0.01)	$0.04	$0.04	$0.13

5.	Income Taxes

During the nine months ended March 31, 2004 and 2003, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of March 31, 2004, the Company continues to maintain a full valuation allowance for its net deferred tax assets of $11.7 million. Given its limited history of generating net income, the Company does not consider the future recoverability of the net deferred tax assets to be more likely than not at this time.

6.	Related Parties

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith. The agreement states that a consulting fee is to be paid at a rate of $10,000 per month. During the nine months ended March 31, 2004, the Company paid a total of $70,000 in consulting fees to Mr. Smith of which $10,000 was recorded as a prepaid expense as of March 31, 2004. The Company also has an $82,000 note receivable due from Mr. Smith and, as a result, has accrued interest income due on the note totaling $2,754 during the nine months ended March 31, 2004.

During the nine months ended March 31, 2004, the Company paid $44,915 in consulting fees related to marketing and advertising for the Company to Marc Ladin Consulting. Marc Ladin is the son of William E. Ladin, the Chairman and CEO of the Company.

The Company engaged Gary Corona, a former non-employee board of director of the Company, as a consultant to the Company at a rate of $6,000 per month. Per this agreement, Mr. Corona was paid $26,000 during the nine months ended March 31, 2004. In addition, in April 2004, the Company settled a lawsuit it had filed against Mr. Corona and, as a result, has recorded lawsuit settlement expense of $212,500 during the nine months ended March 31, 2004. Included in accounts payable and short-term note payable on the balance sheet as of March 31, 2004, is $75,000 and $137,500, respectively, related to the settlement with Mr. Corona. The note payable is a non-interest bearing note due in eleven monthly installments of $12,500. The Company recorded the settlement expense in March 2004 in accordance with generally accepted accounting principals.

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

Overview

Internet America is an Internet service provider (“ISP”) offering a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide a high quality Internet experience with fast, reliable service and responsive customer care. As of March 31, 2004, we served approximately 65,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas.

High user density is the cornerstone of our business strategy. We will pursue a growth strategy based on the introduction of new products and services, focusing on the Dallas and Houston markets, where we have established branding, rather than in new markets. Our goal is to create high user density in specific markets to maintain operating efficiencies and achieve positive operating results.

The quarter ending March 31, 2004 was challenging. Our subscriber attrition (loss), which was (9.2%) for the three months December 31, 2003, was reduced to (5.8%) for the three months ended March 31, 2004. We believe this improvement was due to our increased marketing and advertising efforts and our introduction of a number of new products. This positive trend continued in April and is expected to continue through the date of this filing. While we are not able to predict exactly when we will stop losing customers and return to growth on a net basis, we believe that we are making progress in that direction. We intend to introduce new products in May and June 2004 that we believe will contribute to subscriber increases. Additionally, we are examining a number of new broadband products, including wireless and broadband over power lines.

Following resolution of the previously announced lawsuit with a former director, management is once again able to focus more intently on the operations of the Company. However, during the quarter ending March 31, 2004 the settlement of a lawsuit and the fees directly associated with the prosecution and settlement of that suit totaled approximately $525,000. Part of these settlement expenses were offset during the year by a one time gain of approximately $303,000 from a sales tax refund and interest income associated with that refund. The Company collected the refund receivable in April 2004.

The growth of the Internet and new technologies has resulted in increased competition for existing services and increased demand for new products and services. We believe we can successfully deal with these competitive forces through the introduction of new products and services and can efficiently market and deploy our products due to the high density of our subscriber base. Given the high level of competition in the industry for new subscribers, we have increased and plan to continue to increase our marketing efforts but will remain selective when investing in advertising. We plan to concentrate our advertising more heavily in markets where we have established branding than in new markets.

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

We believe this will significantly impact our ability as well as other ISPs to compete. At this time, our broadband offerings consist of DSL services and business oriented dedicated connectivity such as T-1 access, but we do not offer a cable or wireless service. We are, however, committed to being a leader in offering cost effective broadband solutions to individuals and businesses, and we will continue to pursue alternative methods of low-cost high-speed connectivity.

Additionally, because all of our DSL services include a local loop sold to us at wholesale prices by either SBC Communications, Inc. (“SBC”) or Verizon Communication, Inc. (“Verizon”), pricing and availability of our DSL services are subject to the competitive pressures of those local exchange carriers, both of which also sell their own DSL services on a retail basis. Thus, pressures from SBC or Verizon may cause us to decrease the price of our DSL services, resulting in a decrease in revenue per subscriber, or may cause us to make fewer new sales of DSL services.

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

General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general business expenses. For the quarter ended March 31, 2004 general and administrative expenses also included lawsuit settlement expense and legal expenses related to the settlement of approximately $213,000 and $312,000, respectively.

Provision for bad debt expenses consist primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense.

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. For fiscal years prior and ended June 30, 2003, purchased subscriber bases and related goodwill were amortized over 30 to 36 months.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth certain unaudited financial data for the three months ended March 31, 2004 and 2003. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,827	99.8%	$4,183	99.8%
Other	5	0.2%	9	0.2%

Total	2,832	100.0%	4,192	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,343	47.4%	1,983	47.3%
Sales and marketing	313	11.1%	119	2.8%
General and administrative	1,229	43.4%	1,054	25.1%
Provision for bad debt expense	55	1.9%	228	5.4%
Depreciation	67	2.4%	129	3.1%

Total	3,007	106.2%	3,513	83.8%

OPERATING (LOSS) INCOME	(175)	(6.2)%	679	16.2%
INTEREST (INCOME) EXPENSE, NET	(71)	(2.5)%	143	3.4%

NET (LOSS) INCOME	$(104)	(3.7)%	$536	12.8%

NET (LOSS) INCOME PER COMMON SHARE:

BASIC	$(0.01)		$0.05

DILUTED	$(0.01)		$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,419		10,291
DILUTED	10,419		10,296

OTHER DATA:
Subscribers at end of period	65,000		103,000
EBITDA(1)	(108)		808
EBITDA margin (2)	-3.8%		19.3%

Reconciliation of net income to EBITDA:
Net income	$(104)		$536
Add:
Depreciation	67		129
Interest (income) expense, net	(71)		143

EBITDA (1)	(108)		808

(1)	EBITDA (earnings before interest (income) expense, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net (loss) income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income because it is commonly used in the industry and we believe it is useful information for investors.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Continued)

Total revenue. Total revenue decreased by $1.4 million, or 32.4%, to $2.8 million for the three months ended March 31, 2004, from $4.2 million for the three months ended March 31, 2003. The Company’s subscriber count decreased by 38,000, or 36.9%, to 65,000 as of March 31, 2004 compared to 103,000 as of March 31, 2003. The decrease in the subscriber count is attributable to tightened credit policies and procedures and customer attrition exceeding our rate of new sales.

Connectivity and operations. Connectivity and operations expense decreased by $0.7 million or 32.4%, to $1.3 million for the three months ended March 31, 2004 from $2.0 million for the three months ended March 31, 2003. Approximately $242,000 of the decrease relates to a credit received in the three months ended March 31, 2004 for a refund of sales tax overpaid during 2000 and approximately $296,000 of the decrease relates to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining decrease relates primarily to staff reductions. As a percentage of total revenue, connectivity and operations expense before the sales tax credit was 56.0% for the three months ended March 31, 2004 compared to 47.3% for the three months ended 2003, primarily due to the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $194,000, or 163%, to $313,000 for the three months ended March 31, 2004, compared to $119,000 for the three months ended March 31, 2003. The increase relates to the Company’s increased marketing efforts including billboard and print advertising in two of the Company’s major markets, Dallas and Houston.

General and administrative. General and administrative expense increased by $0.2 million, or 16.7%, to $1.2 million for the three months ended March 31, 2004, from $1.0 million for the three months ended March 31, 2003. The increase is primarily a result of increased legal fees and lawsuit settlement costs offset by decreases in personnel costs and office expenses. General and administrative personnel costs decreased by $284,000 or 54.0%, to $242,000 for the three months ended March 31, 2004, compared to $526,000 for the three months ended March 31, 2003 primarily as a result of the Company’s staff reductions. Office expense decreased by $99,000, or 44.0%, to $224,000 for the three months ended March 31, 2003 compared to $125,000 for the three months ended March 31, 2004, primarily as a result of the consolidation of the Houston offices, the renegotiation of the Dallas office lease as well as decreases in employee benefits related to the reduction in staff. The Dallas office lease was renegotiated effective November 1, 2003, resulting in a costs savings of approximately $55,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The decreases in certain general and administrative costs were offset by expenses incurred in connection with the settlement of the lawsuit with former, non-employee director, Mr. Gary Corona. Expenses incurred during the three months ended March 31, 2004, in connection with the settlement with Mr. Corona include legal fees of approximately $312,000 and lawsuit settlement expense of approximately $213,000 for total costs in the quarter of approximately $525,000.

Provision for bad debt expense. Provision for bad debt expense decreased by $173,000, or 76.0%, to $55,000 for the three months ended March 31, 2004, from $228,000 for the three months ended March 31, 2003. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. Provision for bad debt expense as a percentage of revenue decreased to 1.9% for the three months ended March 31, 2004, from 5.4% for the three months ended March 31, 2003. As of March 31, 2004, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation. Depreciation decreased by $62,000, or 48.1%, to $67,000 for the three months ended March 31, 2004, from $129,000 for the three months ended March 31, 2003. The decrease is due to certain property and equipment becoming fully depreciated.

Interest (income) expense, net. For the three months ended March 31, 2004, the Company recorded no interest expense, but did record approximately $71,000 in interest income of which approximately $62,000 relates to interest earned on an overpayment of sales tax during 2000 with the remainder related to interest earned on the Company’s cash balances.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2004 and 2003. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended March 31, 2004		Nine Months Ended March 31, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$9,366	99.8%	$13,785	99.9%
Other	17	0.2%	20	0.1%

Total	9,383	100.0%	13,805	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,918	52.4%	6,663	48.3%
Sales and marketing	447	4.8%	407	2.9%
General and administrative	2,990	31.9%	3,405	24.7%
Provision for bad debt expense	184	2.0%	528	3.8%
Depreciation	261	2.8%	562	4.1%

Total	8,800	93.8%	11,565	83.8%

OPERATING INCOME	583	6.2%	2,240	16.2%
INTEREST (INCOME) EXPENSE, NET	(89)	(0.9)%	429	3.1%

NET INCOME	$672	7.2%	$1,811	13.1%

NET INCOME PER COMMON SHARE:
BASIC	$0.06		$0.18

DILUTED	$0.06		$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,399		10,229
DILUTED	10,411		10,234

OTHER DATA:
Subscribers at end of period	65,000		103,000
EBITDA(1)	844		2,802
EBITDA margin (2)	9.0%		20.3%
CASH FLOW DATA:
Cash flow (used in) provided by operations	(24)		1,721
Cash flow used in investing activities	25		88
Cash flow used in financing activities	135		23

Reconciliation of net income to EBITDA:
Net income	$672		$1,811
Add:
Depreciation	261		562
Interest (income) expense, net	(89)		429

EBITDA (1)	844		2,802

(1)	EBITDA (earnings before interest (income) expense, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income because it is commonly used in the industry and we believe it is useful information for investors.
(2)	EBITDA margin represents EBITDA as a percentage of total revenue.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003 (Continued)

Total revenue. Total revenue decreased by $4.4 million, or 32.1%, to $9.4 million for the nine months ended March 31, 2004, from $13.8 million for the nine months ended March 31, 2003. The Company’s subscriber count decreased by 38,000, or 36.9%, to 65,000 as of March 31, 2004 compared to 103,000 as of March 31, 2003. The decrease in the subscriber count is attributable to tightened credit policies and procedures and normal customer attrition exceeding our rate of new sales and the loss of DSL customers due to the bankruptcy of one of our DSL providers.

Connectivity and operations. Connectivity and operations expense decreased by $1.8 million or 26.2%, to $4.9 million for the nine months ended March 31, 2004 from $6.7 million for the nine months ended March 31, 2003. Approximately $242,000 of the decrease relates to a credit received in the nine months ended March 31, 2004 for a refund of sales tax overpaid during 2000 and approximately $1.0 million of the decrease relates to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining decrease relates primarily to staff reductions. As a percentage of total revenue, connectivity and operations expense before the sales tax credit was 55.0% for the nine months ended March 31, 2004 compared to 48.3% for the nine months ended 2003, primarily due to the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $40,000, or 9.8%, to $447,000 for the nine months ended March 31, 2004, compared to $407,000 for the nine months ended March 31, 2003. The increase relates to the Company’s increased marketing efforts including billboard and print advertising in two of the Company’s major markets, Dallas and Houston.

General and administrative. General and administrative expense decreased by $0.4 million, or 12.2%, to $3.0 million for the nine months ended March 31, 2004, from $3.4 million for the nine months ended March 31, 2003. The decrease is primarily related to a decline in personnel and office costs offset by increased legal fees and lawsuit settlement costs. General and administrative personnel costs decreased by $801,000 or 49.7%, to $809,000 for the nine months ended March 31, 2004, compared to $1,610,000 for the nine months ended March 31, 2003 primarily as a result of the Company’s reduction in staff in an effort to reduce costs. Office expense decreased by $169,000, or 27.5%, to $445,000 for the nine months ended March 31, 2004 compared to $614,000 for the nine months ended March 31, 2003, primarily as a result of the consolidation of the Houston offices, the renegotiation of the Dallas office lease as well as reductions in employee benefits related to the reduction in staff. The Dallas office lease was renegotiated effective November 1, 2003, resulting in a costs savings of approximately $111,000 during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.

The decreases in certain general and administrative costs were offset by expenses incurred in connection with the settlement of the lawsuit with former, non-employee director, Mr. Gary Corona. Expenses incurred during the nine months ended March 31, 2004, in connection with the settlement with Mr. Corona include legal fees of approximately $312,000 and lawsuit settlement expense of approximately $213,000 for total costs of approximately $525,000 for the nine months ended March 31, 2004.

Provision for bad debt expense. Provision for bad debt expense decreased by $344,000, or 65.2%, to $184,000 for the nine months ended March 31, 2004, from $528,000 for the nine months ended March 31, 2003. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. Provision for bad debt expense as a percentage of total revenue decreased to 2.0% for the nine months ended March 31, 2004, from 3.8% for the nine months ended March 31, 2003. As of March 31, 2004, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation. Depreciation decreased by $301,000, or 53.6%, to $261,000 for the nine months ended March 31, 2004, from $562,000 for the nine months ended March 31, 2004. The decrease is due to certain property and equipment becoming fully depreciated.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003 (Continued)

Interest (income) expense, net. For the nine months ended March 31, 2004, the Company recorded no interest expense, but did record approximately $89,000 in interest income of which approximately $62,000 relates to interest earned on an overpayment of sales tax during 2000 with the remainder related to interest earned on the Company’s cash balances. For the nine months ended March 31, 2003, the Company recorded interest expense of $198,000 related to a $3.3 million letter of credit agreement with the Company’s former Chairman, William O. Hunt, and approximately $240,000 in interest expense related to post-judgment interest on a lawsuit judgment.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash (used in) provided by operating activities totaled ($24,000) and $1.7 million for the nine months ended March 31, 2004 and 2003, respectively. Cash used in operating activities for the none months ended March 31, 2004 was the result of $844,000 in EBITDA, which was offset by a reduction in accounts payable and accrued liabilities of $700,000 and a reduction in deferred revenues of $331,000. The significant decrease in accounts payable and accrued liabilities is the result of the company paying vendors on a timelier basis and the resolution of billing disputes with telecommunications vendors. Cash provided by operating activities for the nine months ended March 31, 2003 was the result of $2.8 million in positive EBITDA which was offset by uses of cash for restricted cash, accounts receivable and deferred revenue for a total of $1.2 million.

Cash used in investing activities totaled $25,000 and $88,000 for the nine months ended March 31, 2004 and 2003, respectively, which consisted of routine purchases of property and equipment to expand and upgrade our network.

Cash used in financing activities totaled $135,000 and $23,000 for the nine months ended March 31, 2004 and 2003, respectively. Cash used in financing activities for the nine months ended March 31, 2004 consisted primarily of $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt. There was also proceeds of $29,000 from the issuance of common stock related to the employee stock purchase plan which was offset by $14,000 in payments to service capital lease obligations for the nine months ended March 31, 2004.

We estimate that cash on hand of $1.8 million at March 31, 2004 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2005 with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately affect the liquidity of the Company. The Company has started to advertise in Dallas and Houston with billboards and in newspapers and will continue to advertise for future periods to stabilize and potentially increase revenues. The Company currently has no long term advertising commitments.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or engage in trading of market-risk sensitive instruments. We also do not purchase for investment, hedging or for purposes “other than trading”, instruments that are likely to expose the Company to market risk. We have not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps. We invest in short-term high-grade interest bearing instruments. In this regard, our interest income is most sensitive to changes in the general level of U.S. interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2004, the Company filed a lawsuit against Gary Corona (“Corona”), one of its two directors, alleging that the Company had learned that Corona had disseminated confidential information about Internet America to certain selected shareholders and seeking a temporary restraining order, temporary injunction and permanent injunction which, among other matters, would 1) enjoin Corona from disseminating confidential corporate information to Internet America shareholders, stockbrokers or any third party, 2) enjoin Corona from taking certain actions with regard to the management rights or obligations of Internet America without board authorization and 3) order Corona to return certain corporate documents to Internet America.

On April 22, 2004, the Company entered into a settlement agreement with Corona, whereby two independent directors were appointed to the Company’s Board of Directors, Corona resigned as a director of the Company and the Company agreed to pay Corona $75,000 in cash and issue a note payable to Corona for $137,500 for a total payment of $212,500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Settlement Agreement dated April 22, 2004 by and between Internet America, Inc. and Gary L. Corona*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

99.1	Press release issued by Internet America on May 17, 2004*

*	Filed herewith

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on February 2, 2004, disclosing the initiation of the Corona litigation by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 05/17/04	By:	/s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: 05/17/04	By:	/s/ Sandra T. Everett
Sandra T. Everett
Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Settlement Agreement dated April 22, 2004 by and between Internet America, Inc. and Gary L. Corona*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

99.1	Press release issued by Internet America on May 17, 2004*

*	Filed herewith