Form 10-K
period 2004-06-30
INTERNET AMERICA INC
filed 2004-09-28
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2004

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

Based on the closing price of the registrant’s Common Stock on December 31, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $7,278,107. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more then 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 24, 2004 was 10,458,012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in December 2004 to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

PART I

Item 1. Business

General

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of June 30, 2004, we served approximately 58,000 active subscribers. Internet America was incorporated in Texas in 1995 and currently has operations in Texas. Our new growth strategy is to expand Internet America’s customer base by acquiring dialup ISPs in markets surrounding our major market cities. Additionally we intend to gain new customers and improve retention of existing customers through improved marketing, increased broadband service availability and the introduction of new value-added services.

Elements of our growth strategy include:

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

Creative Use of Advertising to Maintain the Internet America Brand. We have used primarily outdoor billboard, radio and print media advertising. We are currently developing marketing using these media and new ones in more rural markets.

See Item 6, Selected Consolidated Financial Data contained in Part II to this report on Form 10-K for comparative information regarding, among other things, revenue, net income (loss) and total assets.

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, co-location and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. We bill most consumer subscribers through automatic charges to their credit cards or bank accounts, and we bill most of our business customers by monthly invoices. We offer discounts on almost all of our services for subscribers who prepay for a longer term.

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines (ADSL), fractional to full T-1, DS-3 level connectivity and wireless connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

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

We had approximately 49 customer care employees at June 30, 2004. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. The customer care department is organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers’ technical problems, our customer care department answers questions about account status and billing information, provisions new product requests and provides configuration information.

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

Marketing

Our marketing strategy is to differentiate our offerings along three major axes: 1. Service Availability; 2. Product differentiation, and; 3. Unique, creative advertising and execution.

1.	We are moving forward on several fronts to increase the service area availability for our broadband and dial-up customer offerings. Through the deployment of wireless technology we anticipate an expansion in the coverage area where we are able to provide broadband connectivity solutions at competitive prices. The current geographic limitations of facilities based broadband solutions such as DSL will be overcome by delivering a combination of new traditional facilities based connectivity along with deployment of wireless networks and Broadband over PowerLine (BPL) solutions to expand our coverage area. We are also increasing the number of locations outside of our major markets where dial-up access is being delivered, both to new customers and to current customers who are moving to different locations.

2.	We are aggressively pursing a strategy of increasing the number of products and services that we provide as part of our customers core services and as part of additional fee based services. We have seen growth in this area over the last several months, in terms of number of customers purchasing these add-on products, as well as a lower cancellation rate for these multi-product class of customers than for ‘single-serving’ customers.

To date in 2004, Internet America has successfully deployed several new products and services to enhance our portfolio and to increase customer loyalty.

Fax-2-Email – This provides our customers the ability to receive faxes directly in their email inbox. We offer two versions of the service, one with a limit of 50 received faxes and another with unlimited usage. The product has been well received in the marketplace as we have added over 650 customers in just the first 9 months of service.

Family Safe – In keeping with our view of providing our customers a safe Internet experience, we launched a new product called Family Safe which offers customers a specialized software package to customize restrictions of access to certain websites and also to track the viewing habits of others who might abuse the use of the Internet

@Backup – In 2004 Internet America partnered with @Backup to develop a new online storage solution for our customers. The product was released in early summer and has seen many customers utilize the new online storage solution to better manage their need to safely backup their data. Our @Backup solution is simple, cost effective and allows a customer to set-it-and-forget-it.

WAP Mail – In 2004 we released a tool to allow our customers to receive their email messages using any web enabled browser that is currently available via most cellular telephones. By using this browser, customers are able to check their email messages and also respond or send new messages, all from their cellular phone. This service is free to all Internet America customers.

Air Fetch – Also in 2004, we developed and implemented a new service called Air Fetch to enable our customers to check their non-Internet America email accounts from a local Internet America website, to provide better management of all of a customer’s email accounts. An example would be if a customer had abc@ev1.net and abc@airmail.net, by signing up with the Air fetch service from Internet America, a customer could check all of their email accounts in one place using Air Fetch. Because of the nature of these products, there can be no assurance that all of these products will generate significant revenue for the Company in the future.

We are developing several exciting new products for our portfolio that will further enhance the customer value delivered for Internet America subscribers.

Future anticipated products include the following:

Voice over Internet Protocol (VOIP) – A new service in the marketplace that is quickly gaining acceptance with the likes of AT&T, Time Warner Cable, and several other communications companies. Internet America plans to launch a VOIP offering in the very near future. Our standalone VOIP product will be a competitive phone offering and will provide us the ability to create new bundles of services for our customers.

FAX America – Capitalizing on the successful roll out in early 2004 of Fax delivery directly to a customer’s inbox, later this year we will roll out a new FAX SEND and RECEIVE product that will be branded with the FAX America name. FAX America will allow us to enhance the current RECEIVE only service by adding SEND capabilities. Our product will not only be versatile in its functionality but also be very price competitive allowing us to aggressively market FAX America to our customers.

Family Mail America – Playing upon the idea that we are a net-enabled Internet service provider and furthering the idea that our products are customizable to the market, we are rolling out a new personalized email service called Family Mail America. This product will allow a customer to have their own EMAIL domain i.e. thejonesfamily.com and assign as many names as they wish to the email to personalize their Internet mail experience.

Expanded DSL coverage – With the increase in broadband adoption in the marketplace and with Internet America continuing to expand our product set to better serve the high-speed broadband marketplace, we will continue to look for new ways to expand our DSL offering and to further our footprint in the market. We are looking at new partnerships that will facilitate this need and allow us to better serve the markets we operate in.

Broadband over Powerline (BPL) – Internet America is exploring a new technology on the horizon called Broadband over Powerline to help provide expanded broadband coverage to customers. BPL is a technology that allows a customer to easily plug in a modem into their electrical outlet and receive high-speed Internet. While still in the development phase, Internet America is beginning to work on testing such a service and hopes to create a total product solution in the next 3 – 6 months that will allow us expand our broadband options.

Wi-Fi – Internet America is moving into the Wireless Internet Access marketplace in rural markets and testing new Wireless solutions that should provide wireless internet connectivity at very competitive prices in high density markets. Our desire is to find a new way to offer the 802.11 and other wireless technologies in selected markets. Our first launch of a high density market is slated for late 2004.

3.	We have repositioned the Internet America advertising messaging to better utilize the core strengths of the Internet America brand. This brand focus, combined with a unique messaging around quality of service, we believe will yield significant improvements in customer acquisition and retention. We are starting to see some of these positive results, but feel that there is significant upside potential yet to be realized.

Our advertising strategy relies on the utilization of several different mediums for customer acquisition activity, including but not limited to, Radio, Outdoor, Paid Search on Search Engine portals such as Yahoo and Google, paid on-line banner advertising on technology focused websites, print communications, and others. The number and type of mediums rotates on a regular basis and we anticipate that will continue to be the case as work to improve the efficiencies in our advertising communications strategy.

Infrastructure

Our network provides subscribers with local dial-up and broadband (DSL) access in all major metropolitan areas of Texas, as well as dial-up access in many tier 2 and tier 3 cities. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

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

Management Information Systems. Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system (“CMS”) to handle all customer contact and billing information for the services we provide. CMS maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. During the year ended June 30, 2004, our MIS department successfully migrated our PDQ subsidiary and our NeoSoft subsidiary database management systems to CMS. We are also enhancing CMS to automate many additional functions and provide improved financial, marketing and management reporting.

Technology and Development

Although we do not focus a material amount of resources on creating new technologies, we continuously evaluate new technologies and applications for possible introduction or incorporation into our services. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly VoIP, video and audio programming distribution and other high-bandwidth, low-latency applications. We believe that we are well positioned to efficiently market and deploy our broadband products and other new, value-added services due to the high density of our subscriber base.

Proprietary Rights

General. We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “PDQ.Net,” “ExpressLane DSL,” “Airmail.net,” “Airnews.net,” “Airscreen.net” and “Airweb.net” are registered service marks of Internet America or its subsidiaries.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market include pricing, access speed, a reputation for reliability and service, effective customer support, and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

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

Employees

As of June 30, 2004, we employed approximately 87 people, almost all of whom are full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Executive Officers (as of September 22, 2004)

The following table sets forth certain information concerning our executive officers as of September 22, 2004.

Name	Age	Position
William E. Ladin, Jr.	63	Chief Executive Officer and Chairman of the Board
David E. Allard	46	Executive Vice President

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

David E. Allard joined us in April 2003 as Executive Vice President - Strategic Implementation. Mr. Allard previously was employed by Primedia Workplace Learning, where as Chief Operating Officer, he created and managed new products and strategies to increase revenue and profitability. As Executive Vice President and Chief Financial Officer of E-Train from 1997 to 2000, Mr. Allard administered major business combinations and developed a business turnaround plan to create significant savings. From 1992 to 1996, Mr. Allard was Senior Vice President – Business Development of Westcott Communications, Inc., where he managed product lines and business combinations. Mr. Allard is a certified public accountant and a former partner of Farmer and Allard, P.C.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market For Registrant’s Common Stock and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market on December 10, 1998 under the symbol “GEEK.” Before that date, there was no established public trading market for our common stock. Our common stock was delisted effective August 15, 2001 and currently trades on the OTC Bulletin Board under the symbol GEEK.OB. The following table shows the high and low bid quotations per share of the common stock for the periods indicated as reported on the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2004:
First Quarter	$1.15	$0.36
Second Quarter	1.40	0.82
Third Quarter	1.25	0.88
Fourth Quarter	0.90	0.55
Fiscal Year Ended June 30, 2003:
First Quarter	$0.45	$0.23
Second Quarter	0.42	0.20
Third Quarter	0.58	0.30
Fourth Quarter	0.49	0.30

At September 21, 2004, there were 240 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 21, 2004 was $0.59 per share.

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

Item 6. Selected Financial Data

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES:
Internet services	$12,011	$17,493	$25,417	$34,642	$28,893
Other	18	30	73	233	452

Total	12,029	17,523	25,490	34,875	29,345

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,368	8,736	12,719	22,013	17,154
Sales and marketing	687	487	699	3,348	5,561
General and administrative	3,193	4,333	5,335	7,713	6,816
Provision for bad debt expense	177	703	2,254	3,283	688
Depreciation and amortization	253	669	15,510	15,787	11,995
Gain on vendor settlement	—	—	—	(2,395)	—
Lawsuit expense (gain)	332	(321)	—	3,200	—

Total	11,010	14,607	36,517	52,949	42,214

INCOME (LOSS) FROM OPERATIONS	1,019	2,916	(11,027)	(18,074)	(12,869)
INTEREST INCOME	98	22	20	73	108
INTEREST EXPENSE	—	(636)	(558)	(66)	(73)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT	1,117	2,302	(11,565)	(18,067)	(12,834)

INCOME TAX BENEFIT	—	—	—	—	8

NET INCOME (LOSS)	$1,117	$2,302	$(11,565)	$(18,067)	$(12,826)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.11	$0.22	$(1.15)	$(1.82)	$(1.49)

DILUTED	$0.11	$0.22	$(1.15)	$(1.82)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,409,116	10,255,671	10,049,450	9,906,502	8,613,127

DILUTED	10,409,116	10,268,296	10,049,450	9,906,502	8,613,127

BALANCE SHEET DATA:
Cash and cash equivalents	$1,870	$1,968	$2,902	$1,513	$1,374
Other assets, net	4,361	4,381	4,451	18,654	32,885
Total assets	6,824	7,275	9,434	23,913	39,287
Accrued settlements	120	0	3,300	3,300	0
Long-term debt	0	0	0	0	54
Total stockholders’ equity	3,931	2,924	413	11,911	29,340
OTHER DATA:
EBITDA (1)	1,272	3,585	4,483	(2,287)	(874)
Cash flows related to:
Operating activities	178	(762)	2,714	1,091	(2,382)
Investing activities	(140)	(143)	(552)	(491)	(1,695)
Financing activities	$(136)	$(29)	$(774)	$(461)	$56

Reconciliation of net income (loss) to EBITDA:

Net income (loss)	$1,117	$2,302	$(11,565)	$(18,067)	$(12,826)
Add:
Depreciation and amortization	253	669	15,510	15,787	11,995
Interest income	(98)	(22)	(20)	(73)	(108)
Interest expense	—	636	558	66	73
Income tax benefit	—	—	—	—	(8)

EBITDA (1)	$1,272	$3,585	$4,483	$(2,287)	$(874)

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income (loss) as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ending June 30, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Overview

Internet America is an Internet service provider (“ISP”) that provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. We afford our subscribers a high quality Internet experience with fast, reliable service and responsive customer care. As of June 30, 2004, we served approximately 58,000 active subscribers in the southwestern United States, primarily in Texas.

The Company has experienced a continued decline in revenue since the fiscal year ended June 30, 2001. This decline is primarily as a result of the loss of dial-up connectivity customers. The loss of these dial-up customers is primarily attributed to customers moving to broadband connectivity services. The Company did not have an adequate, competitive broadband solution for a majority of their customers and, as result, customers moved to other providers. Additionally, as the Company had experienced significant operating losses through fiscal 2002, it substantially reduced its sales and marketing efforts to provide for positive operating cash flows as it examined other strategic alternatives for the Company’s future growth. Currently the Company has started new initiatives for new products and the acquisition of new sources for broadband alternatives such as wireless connectivity and broadband over power lines.

The growth of the Internet has resulted in increased competition for existing services and increased demand for new products and services. Increases in demand and a surge in Internet users have fostered an increase in the number of ISPs providing access to the Internet. Our competitors advertise in our existing markets with aggressive new promotions or offers of free Internet access.

Recent technological developments have facilitated the increased adoption of broadband access via mechanisms such as cable, fixed/mobile wireless, and copper pair allowing voice, video, and data to occur simultaneously over one connection. The emergence of low-cost broadband solutions will significantly impact the ability of many ISPs to compete. We are committed to offering cost effective broadband solutions to individuals and businesses. We believe it is essential to offer commercially viable, new, value-added services such as Internet telephony, particularly Voice Over Internet Protocol (VoIP), video and audio programming distribution and other applications. We believe we are well positioned to efficiently market and deploy these new products due to the high density of our subscriber base. In addition, we are well positioned to offer add on services to new and existing dial-up customers, such as increased speed, help-desk services, virus protection, spam filtering and other applications.

Given the high level of competition in the industry for new subscribers, we will be more selective with investing in direct response advertising. We plan to concentrate our direct response advertising more heavily in markets where we have established branding than in new markets.

Our amortization expense increased through fiscal year 2002 as the costs of purchased subscriber bases were written off. No amortization expense was recorded for the twelve months ended June 30, 2004 and no amortization expense will be recorded for future periods because all of the Company’s intangible assets, excluding goodwill, were fully amortized by June 30, 2002. In addition, the Company adopted Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of July 1, 2002, accordingly, our goodwill is no longer amortized.

We have an accumulated deficit of $51.8 million at June 30, 2004 and have had annual operating losses since inception until the last two fiscal years as a result of building network infrastructure and rapidly increasing market share.

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

Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. For fiscal years prior and ending June 30, 2002, purchased subscriber bases and related goodwill were amortized over 30 to 36 months. Effective July 1, 2002, it was determined that the Company’s goodwill would not be amortized due to the adoption of SFAS 142.

Our business is not subject to any significant seasonal influences.

Results of Operations

Year Ended June 30, 2004 Compared to June 30, 2003

The following table shows financial data for the years ended June 30, 2004 and 2003. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2004		Year Ended June 30, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$12,011	99.8%	$17,493	99.8%
Other	18	0.2%	30	0.2%

Total	12,029	100.0%	17,523	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,368	52.9%	8,736	49.9%
Sales and marketing	687	5.7%	487	2.8%
General and administrative	3,193	26.5%	4,333	24.7%
Provision for bad debt expense	177	1.5%	703	4.0%
Depreciation and amortization	253	2.1%	669	3.8%
Lawsuit expense (gain)	332	2.8%	(321)	(1.8)%

Total	11,010	91.5%	14,607	83.4%

OPERATING INCOME	1,019	8.5%	2,916	16.6%
INTEREST INCOME (EXPENSE), NET	98	8%	(614)	(3.5)%

NET INCOME	$1,117	9.3%	$2,302	13.1%

NET INCOME PER COMMON SHARE:
BASIC	$0.11		$0.22

DILUTED	$0.11		$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,409,116		10,255,671
DILUTED	10,409,116		10,268,296
OTHER DATA:
Subscribers at end of period (1)	58,000		78,000
Number of employees at end of period	87		119
EBITDA(2)	$1,272		$3,585
EBITDA margin(3)	10.6%		20.5%
CASH FLOW DATA:
Cash flow from operations	$178		$(762)
Cash flow used in investing activities	$(140)		$(143)
Cash flow used in financing activities	$(136)		$(29)

Reconciliation of net income to EBITDA:

Net income	$1,117		$2,302
Add:
Depreciation and amortization	253		669
Interest (income) expense, net	(98)		614

EBITDA(2)	$1,272		$3,585

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Subscriber counts previously reported by the Company included certain complimentary services and certain suspended services.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $5.5 million, or 31.4%, to $12.0 million in fiscal 2004 from $17.5 million in fiscal 2003. The Company’s subscriber count decreased by 20,000, or 25.6%, to 58,000 as of June 30, 2004 compared to 78,000 as of June 30, 2003. The decrease in the subscriber count is attributable to tightened credit policies and procedures and customer attrition exceeding our rate of new sales.

Connectivity and operations. Connectivity and operations expenses decreased by $2.3 million, or 27.1%, to $6.4 million for fiscal 2004 from $8.7 million for fiscal 2003. Approximately $1.5 million of the decrease relates to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining decrease relates primarily to staff reductions. As a percentage of total revenue, connectivity and operations expense was 52.3% for fiscal 2004 compared to 49.9% for fiscal 2003, primarily due to the decrease in revenues.

Sales and marketing. Sales and marketing expenses increased by $200,000, or 41.1%, to $687,000 for fiscal 2004 from $487,000 for the prior fiscal year. The increase relates to an additional $286,000 in advertising dollars spent in fiscal 2004 compared to fiscal 2003 as a result of the Company’s increased marketing efforts including billboard and print advertising in two of the Company’s major markets, Dallas and Houston. Reductions in sales and marketing staffing totaling approximately $86,000 during fiscal 2004 compared to fiscal 2003 reduced the net increase in sales and marketing costs.

General and administrative. General and administrative expenses decreased by $1.1 million, or 26.3%, to $3.2 million for fiscal 2004 from $4.3 million for fiscal 2003. The decrease relates primarily to decreases in personnel costs and office expenses. General and administrative personnel costs decreased by $1.2 million or 50.5%, to $1.0 million for the year ended June 30, 2004, compared to $2.2 million for the year ended June 30, 2003 primarily as a result of the Company’s staff reductions. Office expense decreased by $189,000, or 24.7%, to $577,000 for the year ended June 30, 2004 compared to $766,000 for the year ended June 30, 2003, primarily as a result of the consolidation of the Houston offices, the renegotiation of the Dallas office lease as well as decreases in employee benefits related to the reduction in staff.

Provision for bad debt expense. Provision for bad debt expense decreased by $526,000, or 74.8%, to $177,000 for fiscal 2004 from $703,000 for fiscal 2003. Provision for bad debt expense as a percentage of revenue decreased to 1.5 % in fiscal 2004 from 4.0% in the prior fiscal year due to tightened credit policies and procedures. As of June 30, 2004, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense decreased by $416,000, or 62.2%, to $253,000 for fiscal 2004 from $669,000 for fiscal 2003. The decrease is due primarily to certain property and equipment becoming fully depreciated.

Lawsuit expense (gain). Lawsuit expense of $332,000 in fiscal 2004 relates to settlements entered into by the Company with one former non-employee director and two former employees.

Interest income (expense), net. Net interest decreased by $712,000, or 116.0%, to a net interest income of $98,000 in fiscal 2004 compared to net interest expense of $614,000 for fiscal 2003. During fiscal 2004 the Company recorded no interest expense, but did record interest income of approximately $62,000 related to interest earned on an overpayment of sales tax during 2000, interest income on an outstanding note receivable from a former CEO of approximately $5,000 and approximately $31,000 related to interest earned on the Company’s cash balances.

During fiscal 2003, in addition to interest on indebtedness and interest earned on cash balances, the Company recorded $150,000 in interest expense related to the fair value of an option purchased from former non-employee director, Mr. William Hunt as well as interest expense of approximately $240,000 on an adverse judgment related to certain litigation settled by the Company in May of 2003.

Year Ended June 30, 2003 Compared to June 30, 2002

The following table shows financial data for the years ended June 30, 2003 and 2002. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2003		Year Ended June 30, 2002
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$17,493	99.8%	$25,417	99.7%
Other	30	0.2%	73	0.3%

Total	17,523	100.0%	25,490	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	8,736	49.9%	12,719	49.9%
Sales and marketing	487	2.8%	699	2.7%
General and administrative	4,333	24.7%	5,335	20.9%
Provision for bad debt expense	703	4.0%	2,254	8.8%
Depreciation and amortization	669	3.8%	15,510	60.8%
Accrued lawsuit expense	(321)	(1.8)%	—	0.0%

Total	14,607	83.4%	36,517	143.3%

OPERATING LOSS	2,916	16.6%	(11,027)	(43.3)%
INTEREST EXPENSE, NET	(614)	(3.5)%	(538)	(2.1)%

NET LOSS	$2,302	13.1%	$(11,565)	(45.4)%

NET LOSS PER COMMON SHARE:
BASIC	$0.22		$(1.15)

DILUTED	$0.22		$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,255,671		10,049,450
DILUTED	10,268,296		10,049,450
OTHER DATA:
Subscribers at end of period (1)	78,000		120,000
Number of employees at end of period	119		160
EBITDA(2)	$3,585		$4,483
EBITDA margin(3)	20.5%		17.6%
CASH FLOW DATA:
Cash flow from operations	$762		$2,714
Cash flow used in investing activities	$143		$(552)
Cash flow used in financing activities	$29		$(774)

Reconciliation of net loss to EBITDA:

Net loss	$2,302		$(11,565)
Add:
Depreciation and amortization	669		15,510
Interest expense, net	614		538

EBITDA(2)	$3,585		$4,483

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Subscriber counts previously reported by the Company included certain complimentary services and certain suspended services.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $8.0 million, or 31.4%, to $17.5 million in fiscal 2003 from $25.5 million in fiscal 2002. The Company’s subscriber count decreased by 42,000, or 35.0%, to 78,000 as of June 30, 2003 compared to 120,000 as of June 30, 2002. The decrease in the subscriber count is attributable to tightened credit policies and procedures, normal customer attrition exceeding our rate of new sales, and the loss of DSL customers due to the bankruptcy of one of our DSL providers. Our subscriber count also decreased due to the consolidation of several billing systems which eliminated counting multiple products sold to one customer, which did not impact revenues.

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

Provision for bad debt expense. Provision for bad debt expense decreased by $1.6 million, or 69.6%, to $0.7 million for fiscal 2003 from $2.3 million for fiscal 2002. Provision for bad debt expense as a percentage of revenue decreased to 4.0 % in fiscal 2003 from 8.8% in the prior fiscal year due to tightened credit policies and procedures. As of June 30, 2003, we were fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense decreased significantly by $14.8 million, or 95.5%, to $0.7 million for fiscal 2003 from $15.5 million for fiscal 2002. Due to the adoption of SFAS 142, we recorded no amortization expense for the fiscal 2003. Amortization expense was $14.1 million for fiscal 2002.

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

Net cash provided by or (used in) operations totaled $178,000 for fiscal 2004 compared to $(762,000) for fiscal 2003. Net cash provided by operating activities for fiscal 2004 consisted primarily of net income of $1.1 million plus non-cash operating items totaling $568,000 offset by a $1.1 reduction in accounts payable and accrued expenses and a decrease in deferred revenue of $481,000. Net cash used in operating activities for fiscal 2003 was negatively impacted by the $3.25 million Carradine lawsuit settlement and the $761,000 decrease in deferred revenue. Deferred revenue decreased as a result of the decrease in our subscriber count.

Net cash used in investing activities was $140,000 for fiscal 2004 compared to $143,000 for fiscal 2003, and consisted of equipment lease buyouts and routine purchases of property and equipment to expand and upgrade our network.

For fiscal 2004, net cash used in financing activities totaled $136,000 compared to $29,000 for fiscal 2003. Net cash used for financing activities for fiscal 2004 consisted principally of the purchase of the stock option from William O. Hunt (as discussed below) for $150,000.

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

We estimate that cash on hand of $1.9 million at June 30, 2004 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2005 with regard to continuing operations in existing markets. However, if customer losses continue, we may begin experiencing liquidity issues. Additional financing will be required to fund acquisitions or expansion into new markets.

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

In addition, the following are contractual cash obligations due by fiscal year for the Company as of June 30, 2004:

	Total	2005	2006	2007	2008	2009
Connectivity contracts	$1,138,124	$586,100	$379,602	$153,822	$18,600	$—
Operating leases	1,332,024	378,168	378,725	267,643	230,616	76,872

	$2,470,148	$964,268	$758,327	$421,465	$249,216	$76,872

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ, and could be material, from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. We have not materially changed our methodology for calculating the estimates below in the past three years.

Our critical accounting policies are as follows:

•	accounting for income taxes; and

•	valuation of goodwill

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax (benefit) expense line item in our statement of operations.

The deferred tax asset as of June 30, 2004 of $11.4 million is fully reserved due to continued tax losses since inception of the Company. Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future. The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Valuation of Goodwill

We account for goodwill in accordance with SFAS 142. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

We are required to make estimates regarding the undiscounted cash flow projections of the Company when testing for potential impairment. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of operations and would affect the other assets line item on our consolidated balance sheet.

Based on our current impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of June 30, 2004.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-16 and include our Balance Sheets as of June 30, 2004 and 2003, Statements of Operations for the three years in the period ended June 30, 2004, Statements of Shareholders’ Equity for the three years in the period ended June 30, 2004, Statements of Cash Flows for the three years in the period ended June 30, 2004, and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

While we believe existing controls and procedures are effective, we continue to examine, refine and formalize our controls and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Management and Certain Shareholders” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

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

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

Internet America, Inc.’s Articles of Incorporation

Internet America, Inc.’s Bylaws, as amended

Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock     Transfer & Trust Company, as Rights Agent

Statement regarding computation of per share earnings

Subsidiaries List

Consent of Deloitte & Touche LLP

Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett

Section 1350 Certification of William E. Ladin, Jr.

Section 1350 Certification of Sandra T. Everett

(b)	Reports on Form 8-K:

The Company filed a Form 8-K on April 23, 2004 announcing the appointment of two new directors, Justin McClure and Troy LeMaile-Stovall, and the dismissal of a lawsuit filed by the Company against former non-employee director Gary Corona and resulting settlement agreement with Mr. Corona.

(c)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

11.1	Statement regarding computation of per share earnings(4)

21.1	Subsidiaries list*

23.1	Consent of Deloitte & Touche LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and Quarterly Report on Form 10-QSB filed on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	See Note 1 to the Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of September, 2004.

INTERNET AMERICA, INC.

/s/ William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer and Director

/s/ Sandra T. Everett
Sandra T. Everett
Chief Accounting Officer and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William E. Ladin, Jr.	Chairman of the Board and Chief Executive Officer	September 28, 2004
William E. (Billy) Ladin, Jr.

/s/ Troy LeMaile-Stovall	Director	September 28, 2004
Troy Lemaile-Stovall

/s/ Justin McClure	Director	September 28, 2004
Justin McClure

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Internet America, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill as of July 1, 2002, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Dallas, Texas

September 24, 2004

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,869,750	$1,968,091
Accounts receivable, net of allowance for uncollectible accounts of $74,819 and $1,133,944 in 2004 and 2003, respectively	214,649	347,674
Prepaid expenses and other current assets	80,285	166,557

Total current assets	2,164,684	2,482,322
PROPERTY AND EQUIPMENT — Net	298,417	411,926
OTHER ASSETS — Net	4,360,838	4,380,393

TOTAL	$6,823,939	$7,274,641

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$562,999	$795,714
Accrued liabilities	630,755	1,472,827
Deferred revenue	1,587,172	2,068,404
Note payable	112,500	—
Current portion of capital lease obligations	—	14,096

Total current liabilities	2,893,426	4,351,041
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 10,449,652 and 10,337,476 issued and outstanding in 2004 and 2003, respectively	104,497	103,375
Additional paid-in capital	55,622,488	55,733,257
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(51,714,472)	(52,831,032)

Total shareholders’ equity	3,930,513	2,923,600

TOTAL	$6,823,939	$7,274,641

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
REVENUES:
Internet Services	$12,011,318	$17,493,106	$25,417,011
Other	17,653	30,030	72,885

Total	12,028,971	17,523,136	25,489,896

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,367,893	8,736,398	12,718,757
Sales and marketing	686,747	486,933	698,923
General and administrative	3,193,205	4,332,879	5,335,091
Provision for bad debt expense	176,981	702,580	2,253,582
Depreciation and amortization	253,240	669,383	15,510,588
Lawsuit settlement expense (gain)	331,860	(321,201)	—

Total	11,009,926	14,606,972	36,516,941

INCOME (LOSS) FROM OPERATIONS	1,019,045	2,916,164	(11,027,045)
INTEREST INCOME	97,515	21,719	20,437
INTEREST EXPENSE	—	(635,624)	(558,251)

INCOME (LOSS) BEFORE INCOME TAXES	1,116,560	2,302,259	(11,564,859)
INCOME TAX EXPENSE	—	—	—

NET INCOME (LOSS)	$1,116,560	$2,302,259	$(11,564,859)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.11	$0.22	$(1.15)

DILUTED	$0.11	$0.22	$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,409,116	10,255,671	10,049,450

DILUTED	10,409,116	10,268,296	10,049,450

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Note Receivable From Shareholder	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, JUNE 30, 2001	9,977,278	$99,773	$56,064,762	$(685,500)	$(43,568,432)	$11,910,603
Issuance of common stock	127,971	1,279	35,951	—	—	37,230
Put of common stock from a shareholder for note receivable	(200,000)	(2,000)	(685,500)	685,500	—	(2,000)
Note receivable from a shareholder for common stock	200,000	2,000	82,000	(82,000)	—	2,000
Stock compensation expense	—	—	30,000	—	—	30,000
Net loss	—	—	—	—	(11,564,859)	(11,564,859)

BALANCE, JUNE 30, 2002	10,105,249	101,052	55,527,213	(82,000)	(55,133,291)	412,974
Issuance of common stock	232,227	2,323	54,044	—	—	56,367
Stock compensation expense	—	—	2,000	—	—	2,000
Issuance of stock option pursuant to letter of credit agreement	—	—	150,000	—	—	150,000
Net income	—	—	—	—	2,302,259	2,302,259

BALANCE, JUNE 30, 2003	10,337,476	103,375	55,733,257	(82,000)	(52,831,032)	2,923,600
Issuance of common stock	112,176	1,122	39,231	—	—	40,353
Purchase of stock option pursuant to letter of credit agreement	—	—	(150,000)	—	—	(150,000)
Net income	—	—	—	—	1,116,560	1,116,560

BALANCE, JUNE 30, 2004	10,449,652	$104,497	$55,622,488	$(82,000)	$(51,714,472)	$3,930,513

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$1,116,560	$2,302,259	$(11,564,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	253,240	669,383	15,510,588
Provision for bad debt expense	176,981	702,580	2,253,582
Non-cash stock compensation expense	—	2,000	30,000
Non-cash settlement expense	137,500	—	—
Issuance of stock option pursuant to letter of credit agreement	—	150,000	—
Changes in operating assets and liabilities:
Restricted cash	—	200,000	(200,000)
Accounts receivable	(43,956)	(377,275)	(1,200,010)
Prepaid expenses and other current assets	86,272	103,275	105,986
Other assets	19,555	70,651	55,691
Accounts payable and accrued liabilities	(1,087,287)	(524,106)	(739,118)
Deferred revenue	(481,232)	(760,989)	(1,538,123)
Accrued lawsuit expense	—	(3,300,000)	—

Net cash provided by (used in) operating Activities	177,633	(762,222)	2,713,737
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(139,731)	(142,720)	(551,219)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40,353	56,367	37,230
Purchase of stock option pursuant to letter of credit agreement	(150,000)	—	—
Principal payments under capital lease obligations	(14,096)	(78,133)	(214,097)
Principal payments of long-term debt	(12,500)	(6,746)	(597,229)

Net cash used in financing Activities	(136,243)	(28,512)	(774,096)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(98,341)	(933,454)	1,388,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,968,091	2,901,545	1,513,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,869,750	$1,968,091	$2,901,545

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$245,624	$238,251
Equipment acquired under capital leases	$—	$—	$107,682
Issuance of 200,000 shares of common stock in exchange for note receivable from a shareholder and officer of the company	$—	$—	$82,000

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2004 and 2003

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider (“ISP”) in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties including, among others, risks associated with technology and regulatory trends, evolving industry standards, dependence on its network infrastructure and suppliers, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources and the development of the Internet market. There can be no assurance that the Company will be successful in sustaining profitability and positive cash flow in the future.

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

During the years ended June 30, 2004, 2003 and 2002, the Company recorded a provision for bad debt expense totaling $0.2 million, $0.7 million, and $2.3 million, respectively. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and collection efforts were continued on such accounts.

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

Equipment Under Capital Lease — Prior to fiscal 2004 the Company leased certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases were recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease were depreciated over the shorter of their estimated useful lives or the related lease term.

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

In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company evaluated the impact that SFAS 142 would have on its financial statements, and determined that, effective July 1, 2002, the Company’s goodwill would not be amortized.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred. In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are generally effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company’s adoption of this standard did not have a material impact on its financial statements.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair market value.

Stock-Based Compensation — The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of Statement No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) had been adopted.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions for the quarter ended March 31, 2003. The Company did not elect to change to the fair value based method of accounting for stock-based employee compensation.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

	2004	2003	2002
Net income (loss)
As reported	$1,116,560	$2,302,259	$(11,564,859)
Pro Forma	859,516	1,664,910	(12,437,266)
Basic and diluted income (loss) per share
As reported	$0.11	$0.22	$(1.15)
Pro Forma	0.08	0.16	(1.24)

The fair value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 2 to 10 years, volatility ranging from 80% to 120%, risk-free interest rate of 5.0%, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $0.33 for the year ended June 30, 2002. No options were granted during the years ended June 30, 2004 and 2003.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2004, 2003 and 2002 were $389,100, $135,180 and $144,349, respectively.

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

Basic and Diluted Net Income (Loss) Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments. Due to the net loss reported for the fiscal year ended June 30, 2002, all of the Company’s stock options and warrants were antidilutive for that period, and basic and diluted loss per share amounts were therefore the same for all periods presented.

	For the Years Ended June 30,
	2004	2003	2002
Basic earnings per share:
Net income (loss)	$1,116,560	$2,302,259	$(11,564,859)

Weighted avg. common shares	10,409,116	10,255,671	10,049,450
Basic earnings per share	$0.11	$0.22	$(1.15)

Diluted earnings per share:
Net income (loss)	$1,116,560	$2,302,259	$(11,564,859)

Weighted avg. common shares	10,409,116	10,255,671	10,049,450
Effect of dilutive stock options	—	12,625	—

Diluted weighted avg. shares	10,409,116	10,268,296	10,049,450

Diluted earnings per share	$0.11	$0.22	$(1.15)

During the years ended June 30, 2004 and 2003, options to purchase 288,537 and 1,049,557, shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years ended June 30, 2004 and 2003, respectively.

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

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income (loss) for the years ended June 30, 2004, 2003 and 2002.

2. Property and Equipment

Property and equipment consist of:

	June 30,
	2004	2003
Data communications and office equipment	$5,269,740	$5,060,100
Leasehold improvements	632,390	632,390
Furniture and fixtures	253,883	252,562
Computer software	717,348	717,348

	6,873,361	6,662,400
Less accumulated depreciation and amortization	(6,574,944)	(6,250,474)

	$298,417	$411,926

Depreciation expense charged to operations was $253,240, $669,383, and $1,363,077 for the years ended June 30, 2004, 2003 and 2002, respectively.

3. Other Assets

Other assets consist of:

	June 30,
	2004	2003
Goodwill	$26,023,407	$26,023,407
Accum. amortization-goodwill	(21,721,395)	(21,721,395)

Total goodwill, net	4,302,012	4,302,012
Deposits	58,826	78,381

Total other assets, net	$4,360,838	$4,380,393

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

Acquired subscribers were fully amortized as of June 30, 2002. Upon adoption of SFAS 142 on July 1, 2002, no further amortization expense was recorded. Amortization expense for the year ended June 30, 2002, which consisted of amortization of acquired subscribers and goodwill amortization, was $14.1 million.

In connection with the requirements of SFAS.142, goodwill as of June 30, 2004 was evaluated for impairment. The evaluation was based on undiscounted cash flow projections of the Company. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. As of June 30, 2004, no impairment loss was recorded based on the evaluation. Goodwill will be evaluated and tested for impairment on an annual basis as of June 30.

The Company adopted SFAS 142 effective July 1, 2002. If the Company had adopted SFAS 142 on July 1, 2001, the Company’s results of operations would have been as follows:

	For the Years Ended June 30,
	2004	2003	2002
Reported net income (loss)	$1,116,560	$2,302,259	$(11,564,859)
Add back amortization expense	—	—	8,800,000

Pro forma net income (loss)	$1,116,560	$2,302,259	$(2,764,859)

Basic and diluted per share data:
Reported net income (loss)	$0.11	$0.22	$(1.15)
Add back amortization expense	—	—	0.87

Pro forma net income (loss)	$0.11	$0.22	$(0.28)

4. Accrued Liabilities

Accrued liabilities consists of:

	June 30,
	2004	2003
Telecommunications expenses	$142,307	$429,960
Employee wages and benefits	198,066	341,891
Acquisition fees	—	325,749
Deferred rent	25,392	37,580
Reserve for settlement expense	120,000	131,572
Property, franchise and sales tax expenses	51,037	66,583
Other	93,953	139,492

	$630,755	$1,472,827

5. Commitments and Contingencies

The Company leases certain of its facilities under operating leases. Rental expense under these leases was approximately $434,842, $584,966 and $1,085,958 for the years ended June 30, 2004, 2003 and 2002, respectively. At June 30, 2004, future minimum lease payments on operating leases were approximately as follows:

2005	$378,168
2006	378,725
2007	267,643
2008	230,616
2009	76,872
Thereafter	—

Total minimum lease payments	$1,332,024

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. At June 30, 2004, the Company has minimum annual obligations as follows:

2005	$586,100
2006	379,602
2007	153,822
2008	18,600

Total minimum obligations	$1,138,124

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

On July 16, 2003, the District Court of Harris County, Texas issued a summary judgment in favor of Internet America in a lawsuit filed by William E. Ladin, Jr., then the Vice Chairman of the Board. In the lawsuit, Mr. Ladin alleged that Internet America breached an employment agreement when it terminated his employment in November 2001, and sought damages, interest and attorneys’ fees. The judgment was final on August 15, 2003.

The Company engaged Gary Corona, a former non-employee board of director of the Company, as a consultant to the Company at a rate of $6,000 per month. Per this agreement, Mr. Corona was paid $26,000 during the year ended June 30, 2004. The Company also paid Mr. Corona $15,250 during the year ended June 30, 2004, for his services as a director. In addition, in April 2004, the Company settled a lawsuit it had filed against Mr. Corona and, as a result, has recorded lawsuit settlement expense of $212,500 during the year ended June 30, 2004. Included in accounts payable and short-term note payable on the balance sheet as of June 30, 2004, is $12,500 and $112,500, respectively, related to the settlement with Mr. Corona. The note payable is a non-interest bearing note due in eleven monthly installments of $12,500. The Company recorded the settlement expense in March 2004 in accordance with generally accepted accounting principals.

As of June 30, 2004, the Company had outstanding obligations related to lawsuit settlements totaling $245,000 including $125,000 due to a former non-employee director and $120,000 due to two former employees.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

6. Shareholders’ Equity

Earnings Per Share — Potentially dilutive securities have been excluded from the computation of earnings per share (“EPS”) for the year ended June 30, 2002 as their effect is antidilutive. For the year ended June 30, 2003, options to purchase 58,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of June 30, 2003 and it resulted in 12,625 common stock equivalents to be added to the weighted average shares for the year ended June 30, 2003 (determined using the treasury stock method at the estimated average fair value). There were no “in the money” options as of June 30, 2004.

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

Employee Stock Purchase Plan — Effective April 30, 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of Common Stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2004, 74,176 shares were purchased ranging in price from $0.29 to $0.80 per share. At June 30, 2004, 193,613 shares were available under the Purchase Plan for future issuance.

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

The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 4,335 options outstanding to its employees under the 1996 Option Plan at June 30, 2004. These options are exercisable at $1.67 per share of common stock.

The Company’s 1998 Nonqualified Stock Option Plan (the “1998 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in July 1998. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee’s services, except in cases when the optionee is terminated “for cause” (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death, unless the Compensation Committee determines to allow a longer period for exercise. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company currently has 101,088 options outstanding to its employees under the 1998 Option Plan at June 30, 2004. These options are exercisable at prices ranging at $1.12 to $13.19 per share of common stock.

During fiscal 2002, 190,000 options to purchase shares of common stock were granted to certain officers and employees of the Company under the 1998 Option Plan at exercise prices ranging from $0.34 to $0.35 per share which were equal to the fair market values on the dates of grant. All of these options were forfeited during the year ended June 30, 2004.

The Company’s Employee and Consultant Stock Option Plan (the “Employee and Consultant Option Plan”) was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan and 1,488 were still outstanding at June 30, 2004. These options are exercisable at $2.69 per share of common stock.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 181,626 options outstanding to its employees that are not related to any plan at June 30, 2004. These options are exercisable at $1.67 per share of common stock. The strike price of these options was equal to the fair market value of the stock on the date of grant.

The Company applies APB 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2004, 2003 and 2002 related to stock option plans.

A summary of the status of the Company’s stock options as of June 30, 2004, 2003, and 2002, and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,107,557	$3.80	1,119,323	$3.88	1,103,002	$4.17
Granted	—	—	—	—	190,000	0.35
Exercised	(38,000)	0.22	—	—	—	—
Forfeited	(781,020)	4.30	(11,766)	11.43	(173,679)	1.86
Outstanding at end of Period	288,537	2.93	1,107,557	3.80	1,119,323	3.88

Options exercisable at year end	288,537	2.93	859,807	4.14	740,335	4.21

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options Exercisable		Options Outstanding
Range of Exercise Prices	Number Outstanding at 6/30/04	Weighted-Average Remaining Contractual Life as of 6/30/04(Years)	Number Exercisable at 6/30/04
1.12	60,588	2.8	60,588
1.67	185,961	2.0	185,961
2.69	1,488	5.0	1,488
9.25	18,000	5.5	18,000
13.19	22,500	5.5	22,500

	288,537		288,537

7. Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2004, 2003 and 2002 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2004 and 2003, consist of:

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$8,982,000	$8,402,000
Intangible assets	2,328,000	2,644,000
Allowance for doubtful accounts	25,000	386,000
Property and equipment	68,000	228,000
Other	35,000	85,000

Total deferred tax assets	11,438,000	11,745,000
Valuation allowance	(11,438,000)	(11,745,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized. During the year ended June 30, 2004, the valuation allowance decreased $307,000.

At June 30, 2004, the Company has net operating loss carryforwards of approximately $26.4 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2024 and may be limited in their use due to significant changes in the Company’s ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2004, 2003 and 2002 is as follows:

	Years ended June 30,
	2004	2003	2002
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
Valuation allowance	34	34	(6)
Amortization of goodwill	—	—	40

Total income tax provision	0%	0%	0%

8. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2004.

9. Related Party Transactions

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith. The agreement states that a consulting fee is to be paid at a rate of $10,000 per month. During the year ended June 30, 2004, the Company paid a total of $90,000 in consulting fees to Mr. Smith. The Company also has an $82,000 note receivable due from Mr. Smith and, as a result, has accrued interest income due on the note totaling $4,052 during the year ended June 30, 2004.

During the year ended June 30, 2004, the Company paid $74,825 in consulting fees and expenses related to marketing and advertising for the Company to Marc Ladin Consulting. Marc Ladin is the son of William E. Ladin, the Chairman and CEO of the Company. Marc Ladin became an employee of the Company on August 1, 2004.

During the year ended June 30, 2004, the Company paid former president, Peter Gibbons, approximately $30,000 on consulting fees.

The Company engaged Gary Corona, a former non-employee board of director of the Company, as a consultant to the Company at a rate of $6,000 per month. Per this agreement, Mr. Corona was paid $26,000 during the year ended June 30, 2004. The Company also paid Mr. Corona $15,250 during the year ended June 30, 2004, for his services as a director. In addition, in April 2004, the Company settled a lawsuit it had filed against Mr. Corona and, as a result, has recorded lawsuit settlement expense of $212,500 during the year ended June 30, 2004. Included in accounts payable and short-term note payable on the balance sheet as of June 30, 2004, is $12,500 and $112,500, respectively, related to the settlement with Mr. Corona. The note payable is a non-interest bearing note due in eleven monthly installments of $12,500. The Company recorded the settlement expense in March 2004 in accordance with generally accepted accounting principals.

During the year ended June 30, 2004, the Company paid the two non-employee directors, Justin McClure and Troy LaMaile-Stovall, $4,000 and $3,500, respectively, for serving on the Company’s board of directors.

10. Quarterly Financial Data (Unaudited)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,436	$3,114	$2,832	$2,647
Total expenses	3,108	2,684	3,007	2,211
Income (loss) from operations	328	430	(175)	436
Net income (loss)	337	440	(104)	444
Net income per common share:
BASIC	$0.03	$0.04	$(0.01)	$0.04

DILUTED	$0.03	$0.04	$(0.01)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,380	10,396	10,419	10,441

DILUTED	10,412	10,427	10,419	10,441

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,986	$4,627	$4,192	$3,718
Total expenses	4,270	3,781	3,514	3,042	[1]
Income from operations	716	846	678	676
Net income	572	704	535	491
Net income per common share:
BASIC	$0.06	$0.07	$0.05	$0.05

DILUTED	$0.06	$0.07	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,168	10,228	10,291	10,337

DILUTED	10,173	10,280	10,296	10,460

[1]	Included in expenses for the fourth quarter 2003 is a $321,000 benefit recognized in connection with the lawsuit settlement discussed in Note 5.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,298	$6,539	$6,196	$5,457
Total expenses	9,766	9,363	9,025	8,363
Loss from operations	(2,468)	(2,824)	(2,829)	(2,906)
Net loss	(2,565)	(2,975)	(2,972)	(3,053)
Net loss per common share:
BASIC	$(0.26)	$(0.30)	$(0.30)	$(0.30)

DILUTED	$(0.26)	$(0.30)	$(0.30)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,002	10,027	10,065	10,105

DILUTED	10,002	10,027	10,065	10,105

11. Subsequent Event

The Company acquired the assets of Interlink Computer Connection and Interlink Wireless (“Interlink”), a regional Texas ISP, in September 2004. Interlink provides dial-up and wireless internet services to approximately 2,000 residential and corporate customers.