Form 10-Q
period 2004-09-30
INTERNET AMERICA INC
filed 2004-11-15
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 11, 2004, registrant had 10,530,012 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,743,671	$1,869,750
Accounts receivable, net of allowance for uncollectible accounts of $64,720 and $74,819 as of September 30, 2004 and June 30, 2004 respectively	193,770	214,649
Prepaid expenses and other current assets	126,603	80,285

Total current assets	2,064,044	2,164,684
PROPERTY AND EQUIPMENT — Net	469,214	298,417
OTHER ASSETS — Net	4,818,027	4,360,838

TOTAL	$7,351,285	$6,823,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$448,897	$562,999
Accrued liabilities	589,657	630,755
Deferred revenue	1,583,193	1,587,172
Note payable	75,000	112,500
Current portion of long-term debt	210,891	—
Current portion of capital lease obligations	31,296	—

Total current liabilities	2,938,934	2,893,426

Long-term debt	168,473	—
Capital lease obligations	42,028	—

Total liabilities	3,149,435	2,893,426

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized 10,508,012 and 10,449,652 issued and outstanding as of September 30, 2004 and June 30, 2004, respectively	105,080	104,497
Additional paid-in capital	55,655,668	55,622,488
Note receivable from a shareholder	(82,000)	(82,000)
Accumulated deficit	(51,476,898)	(51,714,472)

Total shareholders’ equity	4,201,850	3,930,513

TOTAL	$7,351,285	$6,823,939

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Internet services	$2,480,138	$3,433,088
Other	21,243	2,436

Total	2,501,381	3,435,524

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,378,308	1,846,019
Sales and marketing	158,527	39,494
General and administrative	670,468	1,009,877
Provision for bad debt expense	169	102,624
Depreciation and amortization	64,414	109,554

Total	2,271,886	3,107,568

INCOME FROM OPERATIONS	229,495	327,956
INTEREST INCOME, NET	8,079	8,790

NET INCOME	$237,574	$336,746

NET INCOME PER COMMON SHARE:
BASIC	$0.02	$0.03

DILUTED	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,462,903	10,380,373

DILUTED	10,469,461	10,411,566

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$237,574	$336,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,414	109,554
Provision for bad debt expense	169	102,624
Non-cash stock compensation expense	—	4,000
Changes in operating assets and liabilities:
Accounts receivable	20,710	(73,073)
Prepaid expenses and other current assets	(46,318)	17,278
Other assets	(899)	—
Accounts payable and accrued liabilities	(165,654)	61,617
Deferred revenue	(97,222)	(109,974)

Net cash provided by operating activities	12,774	448,772

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(36,866)	(10,084)
Cash paid at closing for acquisitions	(68,750)	—

Net cash used in investing activities	(105,616)	(10,084)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,263	14,014
Principal payments under note payable	(37,500)	—
Principal payments under capital lease obligations	—	(14,096)
Purchase of outstanding Company stock option	—	(150,000)

Net cash used in financing activities	(33,237)	(150,082)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,079)	288,606
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,869,750	1,968,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,743,671	$2,256,697

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$29,500	$—

Debt assumed in connection with acquisitions	$322,193	$—

Debt issued in connection with acquisitions	$230,778	$—

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Acquisitions

During the three months ended September 30, 2004, the Company completed the acquisition of two ISPs, Hillsboro.net and TXUN.net. The combined aggregate purchase price was approximately $655,000, including approximately $69,000 in cash and common stock valued at $29,500. The remaining consideration included the issuance of approximately $231,000 in debt and the assumption of approximately $337,000 in liabilities. The value of the 50,000 shares issued in connection with acquisitions was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisitions were agreed to and announced.

Subscriber acquisition costs recorded in connection with the acquisitions totaled approximately $442,000. Goodwill recognized in connection with these acquisitions totaled approximately $19,000. The fair values assigned to the assets acquired and liabilities assumed at the date of acquisition are based upon preliminary estimates. The Company is in the process of obtaining supplemental information related to certain intangible assets and equipment, accordingly, the allocation of the purchase price is subject to refinement.

All of the above acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the financial statements from their respective date of acquisition. Pro forma information for acquisitions is not presented as the impact is not material.

3.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2004 and 2003. For the three months ended September 30, 2004 and 2003, options to purchase 200,000 and 53,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2004 and 2003, respectively, and it resulted in 6,558 and 31,193 common stock equivalents to be added to the weighted average shares for the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004 and 2003, options to purchase 288,537 and 713,894 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2004 and 2003, respectively. There were no options exercised to purchase shares of common stock during the three months ended September 30, 2004. During the three months ended September 30, 2003, options to purchase 5,000 shares of common stock were exercised.

4.	Other Assets

The carrying value of other assets at September 30, 2004 is as follows:

	Goodwill	Subscriber Acquisition Costs	Deposits And Other	Total
Original Cost	$26,041,990	$441,547	$66,260	$26,549,797
Less accumulated amortization	(21,727,930)	(3,840)	—	(21,731,770)

Other assets, net	$4,314,060	$437,707	$66,260	$4,818,027

The weighted average amortization period for subscriber acquisition costs is 28 months. Amortization expense for the three months ended September 30, 2004, was approximately $4,000. As of September 30, 2004, amortization expense for the fiscal years ended June 30, 2005, 2006, 2007 and 2008 is expected to be $157,237, $204,525, $72,158 and $7,627, respectively. The aggregate goodwill acquired during the three months ended September 30, 2004 was approximately $19,000.

5.	Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against operations for the three months ended September 30, 2004 and 2003 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income and income per share for the three months ended September 30, 2004 and 2003 would have been as indicated below:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Reported net income	$237,574	$336,746
Less: SFAS No. 123 compensation expense	(25,140)	(119,030)

Pro forma net income	$212,434	$217,716

Reported basic and diluted income per share	$0.02	$0.03
Less: SFAS No. 123 compensation expense	—	(0.01)

Pro forma basic and diluted income per share	$0.02	$0.02

6.	Income Taxes

During the three months ended September 30, 2004 and 2003, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of September 30, 2004, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $11.4 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	September 30,
	2004	2003
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$62,207	$—

Note payable due September 22, 2007, payable in three annual installments of $41,667 with interest imputed at 8%	107,379	—

Note payable due April 1, 2006, payable in eighteen monthly installments of $7,292 with interest imputed at 8%	123,399	—

Credit card line of credit advance, payable on demand, bearing interest at 10.75%	48,769	—

Credit card line of credit advance, payable on demand, bearing interest at 11.25%	37,610	—

	379,364	—
Less current portion	(210,891)	—

Total long-term debt	$168,473	$—

8.	Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 30, 2004:

2005	$35,789
2006	31,677
2007	12,855

Total minimum lease payments	80,321
Less amounts representing interest	(6,997)

Present value of minimum capitalized payments	73,324
Less current portion	(31,296)

Long-term capitalized lease obligations	$42,028

9.	Related Parties

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith (“Mr. Smith”). The agreement, which terminated September 30, 2004, stated that a consulting fee was to be paid at a rate of $10,000 per month. During the three months ended September 30, 2004, the Company paid a total of $30,000 in consulting fees to Mr. Smith. The Company also had an $82,000 note receivable due from Mr. Smith and accrued interest income due on the note of $5,349 outstanding at September 30, 2004. Included in interest income for the three months ended September 30, 2004, is approximately $1,300 related to Mr. Smith’s note receivable. In October 2004, the Company entered into a release agreement with Mr. Smith for the note receivable in connection with the purchase by the Company of 200,000 shares from Mr. Smith. See Subsequent Events.

9.	Related Parties (continued)

During the three months ended September 30, 2004, the Company paid approximately $23,000 in marketing consulting fees and related expenses to Marc Ladin Consulting. Marc Ladin is the son of William E. Ladin, the Chairman and CEO of the Company. Marc Ladin became Vice President-Marketing and Sales for the Company in August 2004.

In April 2004, the Company settled a lawsuit it had filed against Gary Corona, a former non-employee board of director of the Company, and, as a result, entered into a non-interest bearing note payable with Mr. Corona due in eleven monthly installments of $12,500. Included in accounts payable and short-term note payable on the balance sheet as of September 30, 2004, is $12,500 and $75,000, respectively, related to the settlement with Mr. Corona.

10.	Subsequent Events

On November 2, 2004, the Company completed the acquisition of My Linux ISP.com, a primarily commercial internet service provider.

On October 26, 2004, the Company entered into a stock purchase agreement with Mr. Smith whereby the Company agreed to purchase 200,000 shares of the Company’s stock from Mr. Smith for $160,000. In consideration the Company paid Mr. Smith $72,651 in cash and forgave Mr. Smith’s $82,000 note receivable and accrued interest of $5,349.

On October 26, 2004, the Board of Directors, subject to the approval of the shareholders, adopted the 2004 Non-Employee Director Plan (the “Plan”). The purpose of the Plan is to make available shares of Common Stock for purchase by non-employee directors of the Company in order to attract and retain the services of experienced and knowledgeable non-employee directors for the benefit of the Company and its shareholders and to provide additional incentive for such non-employee directors to continue to work for the best interests of the Company and its shareholders through continuing ownership of Common Stock. Upon approval by the shareholders, the Plan shall be effective as of October 26, 2004, the date the Board of Directors approved the Plan (“Effective Date”).

If the Plan is approved by the shareholders at the annual shareholder meeting, then on the first business day following a non-employee director’s anniversary of election to the Board of Directors, such director will receive an option to purchase a number of shares of Common Stock equal to the lesser of (i) $20,000 divided by the per share fair market value of the Common Stock on the Annual Award Date or (ii) 30,000 shares of Common Stock. On the next business day after the later to occur of the (“Initial Award Date”) (i) the date an individual is appointed or elected as a non-employee director of the Company for the first time or (ii) the date this Plan is adopted by the Board of Directors for those non-employee directors appointed or elected in 2004 prior to the date of the approval of this Plan, the individual (A) will automatically receive an option to purchase a number of shares of Common Stock equal to the lesser of (i) $20,000 divided by the per share fair market value of such Common Stock on the Initial Award Date, or (ii) 30,000 shares, provided, however, that the three current non-employee directors will automatically receive an option to purchase 30,000 shares of Common Stock, and a 30-day option to purchase a matching number of shares of Common Stock; and (B) may, at the discretion of the Board of Directors, receive (i) an option to purchase up to 50,000 shares of Common Stock and (ii) a 30-day option to purchase a matching number of shares of Common Stock. In the case of an individual who is also appointed or elected as the Chairman of the Board for the first time, such Chairman of the Board will automatically receive a one-time grant of (A) an option to purchase a number of shares of Common Stock equal to the lesser of (i) $50,000 divided by the per share fair market value of such Common Stock on the Initial Award Date, or (ii) 70,000 shares of Common Stock, provided, however, that the current Chairman of the Board will automatically receive an option to purchase 70,000 shares of Common Stock, and (B) a 30-day option to purchase a matching number of shares of Common Stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America is an Internet service provider (“ISP”) offering a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide a high quality Internet experience with fast, reliable service and responsive customer care. As of September 30, 2004, we served approximately 58,000 subscribers1 in the southwestern United States, primarily in Dallas and Houston, Texas.

As outlined in our Form 10-K for the fiscal year ended June 30, 2004, our growth strategy is to expand Internet America’s customer base by acquiring dialup ISPs in markets surrounding our major market cities. Additionally we intend to gain new customers and improve retention of existing customers through improved marketing, increased broadband service availability and the introduction of new value-added services.

In keeping with our growth strategy, during the quarter ended September 30, 2004, the Company completed the acquisition of two ISPs, Hillsboro.net (“Hillsboro”) and TXUN.net (“TXUN”) adding an additional 2,800 subscribers including 460 wireless subscribers to its base. In November 2004 the Company added approximately 1,500 additional subscribers with the acquisition of My Linux ISP.com (“My Linux”), a primarily commercial provider. The Company continues to aggressively pursue additional acquisition opportunities.

The Company also continues to research new broadband products including broadband over power lines (“BPL”) and new value-added services such as Voice Over Internet Protocol (“VoIP”). The Company is currently in the design phase for a BPL pilot program and in October initiated a pilot VoIP program for its employees. Also, in addition to becoming a wireless internet service provider with the successful integration of Hillsboro and TXUN, in November 2004 the Company became a wireless equipment reseller. Becoming a reseller will allow the Company to obtain better pricing as we build out our wireless internal network infrastructure and as well as enable us to capitalize on the expanding wireless network products market.

The Company has experienced a continued decline in revenue since the fiscal year ended June 30, 2001. This decline is primarily as a result of the loss of dial-up connectivity customers. The loss of these dial-up customers is primarily attributed to customers moving to broadband connectivity services. The Company did not have an adequate, competitive broadband solution for a majority of their customers and, as result, customers moved to other providers. Additionally, as the Company had experienced significant operating losses through fiscal 2002, it substantially reduced its sales and marketing efforts to provide for positive operating cash flows as it examined other strategic alternatives for the Company’s future growth. The Company believes the initiatives it has undertaken for new products, the acquisition of new sources for broadband alternatives and the renewed focus on marketing will positively impact its subscriber base.

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

The adoption of broadband access via DSL, cable, wireless and other mechanisms has increased, and we believe, particularly with the emergence of low-cost high-speed solutions, that broadband will continue to grow as the preferred method of connectivity by businesses and consumers. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly VoIP, video and audio programming distribution and other high bandwidth applications. We believe this will significantly impact our ability as well as other ISPs to compete. We are, however, committed to being a leader in offering cost effective broadband solutions to individuals and businesses, and we will continue to pursue alternative methods of low-cost high-speed connectivity.

Additionally, many of our DSL services include a local loop sold to us at wholesale prices by either SBC Communications, Inc. (“SBC”) or Verizon Communication, Inc. (“Verizon”), pricing and availability of our DSL services are subject to the competitive pressures of those local exchange carriers, both of which also sell their own DSL services on a retail basis. Thus, pressures from SBC or Verizon may cause us to decrease the price of our DSL services, resulting in a decrease in revenue per subscriber, or may cause us to make fewer new sales of DSL services. However, our relationship with ALLTEL, which provides the DSL service to the subscribers acquired with My Linux, is structured differently and does not include our purchasing and reselling of the local loop.

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax 2 e-mail services. In addition to miscellaneous income other revenue includes Neo server revenue.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers’ dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) with our new wireless network, equipment and tower lease costs.

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Advertising costs are expensed as incurred.

General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general office and business expenses.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth certain unaudited financial data for the three months ended September 30, 2004 and 2003. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,480	99.2%	$3,434	99.9%
Other	21	0.8%	2	0.1%

Total	2,501	100.0%	3,436	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,378	55.1%	1,846	53.8%
Sales and marketing	159	6.3%	39	1.1%
General and administrative	670	26.8%	1,010	29.4%
Provision for bad debt expense	—	0.0%	103	3.0%
Depreciation and amortization	64	2.6%	110	3.2%

Total	2,271	90.8%	3,108	90.5%

OPERATING INCOME	230	9.2%	328	9.5%
INTEREST INCOME, NET	8	0.3%	9	0.3%

NET INCOME	$238	9.5%	$337	9.8%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$0.03

DILUTED	$0.02		$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,463		10,380
DILUTED	10,469		10,412

CASH FLOW DATA:
Cash flow from operations	$13		$449
Cash flow used in investing activities	$106		$10
Cash flow used in financing activities	$33		$150

OTHER DATA:
Subscribers at end of period (1)	58,000		73,000
EBITDA(2)	$294		$438
EBITDA margin(3)	11.8%		12.7%

Reconciliation of net income to EBITDA:
Net income	$238		$337
Add:
Depreciation and amortization	64		110
Interest income, net	(8)		(9)

EBITDA(2)	$294		$438

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (Continued)

Total revenue. Total revenue decreased by $0.9 million, or 27.2%, to $2.5 million for the three months ended September 30, 2004, from $3.4 million for the three months ended September 30, 2003. The Company’s subscriber count decreased by 15,000, or 20.5%, to 58,000 as of September 30, 2004 compared to 73,000 as of September 30, 2003. The decrease in revenue is the direct result of the decrease in subscriber counts which is primarily attributed to the loss of dial-up customers moving to other provider’s broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $0.4 million, or 25.4%, to $1.4 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003. Approximately $327,000 of the decrease relates to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining decrease relates primarily to staff reductions. As a percentage of total revenue, connectivity and operations expense was 55.1% for the three months ended September 30, 2004 compared to 53.8% for the three months ended September 30, 2003. The 1.3% increase from quarter to quarter was primarily the result of an approximate $55,000 sales tax credit recorded during the three months ended September 30, 2003.

Sales and marketing. Sales and marketing expense increased by $120,000, or 307.7%, to $159,000 for the three months ended September 30, 2004, compared to $39,000 for the three months ended September 30, 2003. The increase relates to the Company’s increased marketing efforts, including billboard and print advertising in two of the Company’s major markets, Dallas and Houston, and increased staffing.

General and administrative. General and administrative expense decreased by $0.3 million, or 33.7%, to $0.7 million for the three months ended September 30, 2004, from $1.0 million for the three months ended September 30, 2003. The decrease is primarily attributable to staff reductions resulting in decreased payroll and benefits costs as well as reduced office operating costs. General and administrative personnel costs decreased by $113,000, or 34.5% to $215,000 for the three months ended September 30, 2004, compared to $328,000 for the three months ended September 30, 2003. Office expense decreased by $43,000, or 28.1%, to $110,000 for the three months ended September 30, 2003 compared to $153,000 for the three months ended September 30, 2004 primarily as a result of the reduction in staff. The Dallas office lease was renegotiated effective November 1, 2003, resulting in a costs savings in rent expense of approximately $57,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Provision for bad debt expense. Provision for bad debt expense decreased to less than $1,000 for the three months ended September 30, 2004, from $103,000 for the three months ended September 30, 2003. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. As of September 30, 2004, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased by $46,000, or 41.8%, to $64,000 for the three months ended September 30, 2004, from $110,000 for the three months ended September 30, 2003. The decrease is primarily due to certain property and equipment becoming fully depreciated.

Interest income, net. For the three months ended September 30, 2004 and 2003 the Company recorded interest income of $8,000 and $9,000, respectively, related to interest earned on the Company’s cash balances.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash provided by operating activities totaled $13,000 and $449,000 for the three months ended September 30, 2004 and 2003, respectively. Net income plus non-cash items for the three months ended September 30, 2004 was $302,000 compared to $553,000 for the three months ended September 30, 2003, which accounted for 57.6% of the $436,000 decrease in cash provided by operations. The remaining decrease is primarily attributable to the decrease in accounts payable and accrued liabilities as a result of the company paying vendors on a more timely basis and the resolution of billing disputes with telecommunications vendors.

Cash used in investing activities totaled $106,000 and $10,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in investing activities from quarter to quarter is primarily the result of the Company implementing it’s new growth strategy through both acquisitions and new product development.

Cash used in financing activities totaled $33,000 and $150,000 for the three months ended September 30, 2004 and 2003, respectively. Cash used in financing activities for the three months ended September 30, 2004 consisted primarily of $37,500 in note payments to a former non-employee director. Cash used in financing activities for the three months ended September 30, 2003 consisted primarily of $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt.

We estimate that cash on hand of $1.7 million at September 30, 2004 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2005 with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately affect the liquidity of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the conclusion of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of fiscal 2005.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

11.1	Statement regarding computation of per share earnings(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	See Note 3 to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 11/15/04	By:	/s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: 11/15/04	By:	/s/ Sandra T. Everett
Sandra T. Everett
Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

11.1	Statement regarding computation of per share earnings(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	See Note 3 to the Financial Statements