Form 10-Q
period 2004-12-31
INTERNET AMERICA INC
filed 2005-02-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of February 8, 2005, registrant had 10,573,282 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,724,389	$1,869,750
Accounts receivable, net of allowance for uncollectible accounts of $58,491 and $74,819 as of December 31, 2004 and June 30, 2004 respectively	192,850	214,649
Prepaid expenses and other current assets	159,845	80,285

Total current assets	2,077,084	2,164,684
PROPERTY AND EQUIPMENT — Net	705,589	298,417
OTHER ASSETS — Net	5,130,714	4,360,838

TOTAL	$7,913,387	$6,823,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade accounts payable	$772,184	$562,999
Accrued liabilities	578,376	630,755
Deferred revenue	1,471,841	1,587,172
Note payable	37,500	112,500
Current portion of long-term debt	362,813	—
Current portion of capital lease obligations	67,054	—

Total current liabilities	3,289,768	2,893,426

Long-term debt	135,860	—
Capital lease obligations	219,440	—

Total liabilities	3,645,068	2,893,426

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized 10,566,390 and 10,449,652 issued and outstanding as of December 31, 2004 and June 30, 2004, respectively	105,664	104,497
Additional paid-in capital	55,715,517	55,622,488
Treasury stock, at cost; 200,000 and -0- shares outstanding as of December 31, 2004 and June 30, 2004, respectively	(160,000)	—
Note receivable from a shareholder	—	(82,000)
Accumulated deficit	(51,392,862)	(51,714,472)

Total shareholders’ equity	4,268,319	3,930,513

TOTAL	$7,913,387	$6,823,939

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
REVENUES:
Internet services	$2,677,228	$3,105,737	$5,157,367	$6,538,825
Other	93,444	8,852	114,687	11,288

Total	2,770,672	3,114,589	5,272,054	6,550,113

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,596,645	1,729,235	2,974,953	3,575,254
Sales and marketing	159,316	93,736	317,844	133,230
General and administrative	765,257	750,324	1,435,723	1,760,201
Bad debt (recoveries) expense	(4,390)	26,819	(4,221)	129,443
Depreciation and amortization	161,666	84,131	226,081	193,685

Total	2,678,494	2,684,245	4,950,380	5,791,813

OPERATING INCOME	92,178	430,344	321,674	758,300
INTEREST EXPENSE (INCOME), NET	8,143	(9,361)	64	(18,151)

NET INCOME	$84,035	$439,705	$321,610	$776,451

NET INCOME PER COMMON SHARE:

BASIC	$0.01	$0.04	$0.03	$0.07

DILUTED	$0.01	$0.04	$0.03	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

BASIC	10,529,182	10,396,410	10,496,043	10,388,391

DILUTED	10,617,336	10,426,685	10,554,971	10,416,486

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$321,610	$776,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,081	193,685
Provision for bad debt expense	(4,221)	129,443
Non-cash stock compensation expense	—	4,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,069	(53,676)
Prepaid expenses and other current assets	(79,559)	13,442
Other assets	(900)	19,555
Accounts payable and accrued liabilities	78,810	(801,796)
Deferred revenue	(287,302)	(286,412)

Net cash provided by (used in) operating activities	270,588	(5,308)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(146,300)	(14,792)
Cash paid for acquisitions	(109,250)	—

Net cash used in investing activities	(255,550)	(14,792)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,616	19,001
Principal payments under long-term debt	(117,078)	—
Principal payments under capital lease obligations	(10,276)	(14,096)
Purchase of stock option pursuant to letter of credit agreement	—	(150,000)
Purchase of treasury stock, net of note receivable forgiven	(72,661)	—

Net cash used in financing activities	(160,399)	(145,095)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(145,361)	(165,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,869,750	1,968,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,724,389	$1,802,896

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$6,133	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$87,339	$—

Assets acquired through capital lease obligation	$223,444	$—

Stock issued in connection with acquisitions	$54,580	$—

Debt assumed in connection with acquisitions	$257,748	$—

Debt issued in connection with acquisitions	$356,327	$—

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and related footnotes for our fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Acquisitions

During the six months ended December 31, 2004, the Company completed the acquisition of five internet service providers (“ISPs”). The combined aggregate purchase price was approximately $1,033,000, including approximately $109,000 in cash and common stock valued at $55,000. The remaining consideration included the issuance of approximately $356,000 in debt and the assumption of approximately $513,000 in liabilities. The value of the 72,000 shares issued in connection with acquisitions was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisitions were agreed to and announced.

Subscriber acquisition costs recorded in connection with the acquisitions totaled approximately $858,000. The fair values assigned to the assets acquired and liabilities assumed at the date of acquisition are based upon preliminary estimates. The Company is in the process of obtaining supplemental information related to certain intangible assets and equipment, accordingly, the allocation of the purchase price is subject to refinement.

All of the above acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the financial statements from their respective date of acquisition. Pro forma information for acquisitions is not presented as the impact is not material.

3.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2004. For the three and six months ended December 31, 2004 and 2003, options to purchase 198,000 and 38,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of December 31, 2004 and 2003, respectively, and it resulted in 88,154 and 30,275 common stock equivalents to be added to the weighted average shares for the three months ended December 31, 2004 and 2003, respectively, and 58,928 and 28,095 for the six months ended December 31, 2004 and 2003, respectively. During the three and six months ended December 31, 2004 and 2003, options to purchase 574,537 and 690,037 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2004 and 2003, respectively. Options to purchase 30,000 shares of common stock were exercised during the three months ended December 31, 2004 and options to purchase 5,000 shares of common stock were exercised during the six months ending December 31, 2003.

4.	Other Assets

The carrying value of other assets at December 31, 2004 is as follows:

	Goodwill	Subscriber Acquisition Costs	Deposits And Other	Total
Original Cost	$26,023,407	$857,660	$66,261	$26,947,328
Less accumulated amortization	(21,727,930)	(88,684)	—	(21,816,614)

Other assets, net	$4,295,477	$768,976	$66,261	$5,130,714

The weighted average amortization period for subscriber acquisition costs is 24 months for dial-up customers and 36 months for wireless customers. Amortization expense for the three and six months ended December 31, 2004, was approximately $85,000 and $89,000, respectively. As of December 31, 2004, expected amortization expense for the fiscal years ended June 30, 2005, 2006, 2007 and 2008 is shown below:

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
Amortization Amount	$288,678	$400,203	$153,010	$15,167

5.	Employee Stock Option Plans

The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against operations for the six months ended December 31, 2004 and 2003 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income and income per share for the three and six months ended December 31, 2004 and 2003 would have been as indicated below:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Reported net income	$84,035	$439,705	$321,610	$776,451
Less: SFAS No. 123 compensation expense	(103,379)	(87,733)	(128,520)	(206,763)

Pro forma net (loss) income	$(19,344)	$351,972	$193,090	$569,688

Reported basic income per share	$0.01	$0.04	$0.03	$0.07

Reported diluted income per share	$0.01	$0.04	$0.03	$0.07

Less: SFAS No. 123 compensation expense	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Pro forma basic (loss) income per share	$(0.00)	$0.03	$0.02	$0.05

Pro forma diluted (loss) income per share	$(0.00)	$0.03	$0.02	$0.05

6.	Income Taxes

During the three and six months ended December 31, 2004 and 2003, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of December 31, 2004, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $11.4 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

As of Dec 31, 2004
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$57,828
Note payable due September 22, 2007, payable in three annual installments of $41,667 with interest imputed at 8%	107,379
Note payable due April 1, 2006, payable in eighteen monthly installments of $5,629 with interest imputed at 8%	85,236
Note payable due October 1, 2005, payable in four quarterly installments of $23,863 with interest imputed at 8%	91,552
Note payable due May 30, 2007, payable in monthly installments of approx. $987 with interest imputed at 6.75%	28,915
Note payable due November 17, 2005 payable in four installments of $12,000 with interest imputed at 8%	45,733
Note payable due September 15, 2005, payable in four quarterly installments of $3,809 with interest imputed at 8%	11,025
Credit card line of credit advance, payable on demand, bearing interest at 6.50% plus prime	48,074
Credit card line of credit advance, payable on demand, bearing interest at 11.25%	22,931

498,673
Less current portion	(362,813)

Total long-term debt	$135,860

8.	Capital Lease Obligations

The Company leases certain wireless equipment and switches under leases with bargain purchase options. The following is a schedule by years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

2005	$42,160
2006	88,101
2007	74,113
2008	54,368
2009	54,368
2010	27,183

Total minimum lease payments	340,293
Less amounts representing interest	(53,799)

Present value of minimum capitalized payments	286,494
Less current portion	(67,054)

Long-term capitalized lease obligations	$219,440

9.	Related Parties

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith (“Mr. Smith”). The agreement, which terminated September 30, 2004, stated that a consulting fee was to be paid at a rate of $10,000 per month. During the six months ended December 31, 2004, the Company paid a total of $30,000 in consulting fees to Mr. Smith. The Company also had an $82,000 note receivable due from Mr. Smith and accrued interest income due on the note of $5,349. Included in interest income for the six months ended December 31, 2004, is approximately $1,300 related to Mr. Smith’s note receivable. In October 2004, the Company entered into a release agreement with Mr. Smith resulting in a cash payment to Mr. Smith of approximately $78,000 and the cancellation of the note receivable and related accrued interest, in connection with the purchase by the Company of 200,000 shares from Mr. Smith.

During the six months ended December 31, 2004, the Company paid approximately $23,000 in marketing consulting fees and related expenses to Marc Ladin Consulting for services rendered through July 2004. Marc Ladin is the son of William E. Ladin, the CEO of the Company. Marc Ladin became Vice President-Marketing and Sales for the Company in August 2004.

In April 2004, the Company settled a lawsuit it had filed against Gary Corona, a former non-employee board of director of the Company, and, as a result, entered into a non-interest bearing note payable with Mr. Corona due in eleven monthly installments of $12,500. Included in accounts payable and short-term note payable on the balance sheet as of December 31, 2004, is $12,500 and $37,500, respectively, related to the settlement with Mr. Corona.

10.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS 123R is required to be adopted by the Company in the first interim period beginning after June 15, 2005. As part of this adoption, the Company will begin expensing its options effective July 1, 2005 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this FASB to have an impact on the financial statements, but has not yet determined the impact.

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

Overview

Internet America is an Internet service provider (“ISP”) offering a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide a high quality Internet experience with fast, reliable service and responsive customer care. As of December 31, 2004, we served approximately 58,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

As outlined in our Form 10-K for the fiscal year ended June 30, 2004, our growth strategy is to expand Internet America’s customer base by acquiring dial-up ISPs in markets surrounding our major market cities and then introduce or expand our broadband products in the acquired markets.

In keeping with our growth strategy, during the quarter ended December 31, 2004, the Company completed the acquisition of three more ISPs, MyLinux (“My Linux), Wacool (“Wacool”), and Hilco (“Hilco”). These acquisitions added a total of approximately 2,600 subscribers to our customer base. These ISPs were in addition to the September acquisitions of Interlink (“Hillsboro”) and Texas Unwired (“TXUN”). The Company intends to continue to aggressively pursue additional acquisition opportunities. However, additional financing will be required to fund any future acquisitions.

Following the acquisition of Hilco in November 2004, the operations of TXUN, Wacool and Hilco were merged into Hillsboro. The Company consolidated all four operations into the Hillsboro Regional Division in order to eliminate duplicate costs. In addition, the Company began combined selling efforts and faster deployment of broadband services. While there remain significant potential improvements and challenges, to date we are pleased with the revenue growth from this division. Revenues for the Hillsboro Regional Division grew from $68,000 for the month of October 2004 to approximately $82,000 for the month of January 2005. The Company intends to create at least two additional non-metropolitan regional business divisions before the quarter ending in March 2005 and, although there can be no assurance that it will be able to do so, believes that it will be able to duplicate the successes achieved with the Hillsboro Regional Division.

The Company also continues to research new broadband products including broadband over power lines (“BPL”) and wireless broadband. The Company began a BPL pilot program in January, 2005, in a suburb of Dallas, TX and expects to introduce a VoIP (“Voice over Internet Protocol”) program for its customers in February, 2005. In addition to becoming a wireless internet service provider with the successful integration of Hillsboro and TXUN, in November 2004 the Company became a wireless equipment reseller. Becoming a reseller has allowed the Company to obtain better pricing as we build out our internal wireless network infrastructure, and also enabled us to capitalize on the expanding wireless network products market.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. While the Company does not currently have an adequate, competitive broadband solution for a majority of its customers in the major metropolitan areas, the loss in net customers was mitigated by the addition of new customers through acquisitions and the increase in broadband customers in non-metropolitan markets. At the same time, for the quarter ended December 31, 2004, the Company experienced a 10.8% growth in revenues over the previous quarter as a result of acquisitions and the addition of broadband customers at higher average selling prices. The Company believes that the initiatives it has undertaken in acquisitions, its development of new sources for broadband services, the introduction of new products like Fax to e-mail and VoIP, and its focus on marketing in non-metropolitan areas will positively impact its subscriber and revenue base in the near-term and mid-term future.

The Company is actively pursuing development and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for internet connectivity may be underserved. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation. Management is realigning both capital and human resources to focus on acquisitions, broadband connectivity, VoIP, and Fax to e-mail software. Additionally, management is evaluating other product offerings to ensure that we are maximizing profitability. As a result of this evaluation, we may eliminate products or outsource a product’s deployment.

Individuals and businesses are increasingly adopting broadband access via DSL, cable and wireless and we believe, particularly with the emergence of low-cost, high-speed solutions, that broadband will continue to grow as the preferred method of connectivity. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as internet telephony, particularly VoIP, video and audio programming distribution and other high bandwidth applications. We believe this will significantly impact our ability, as well as that of other ISPs, to compete. We are, however, committed to becoming a leader in offering cost effective broadband solutions to individuals and businesses, and we will continue to pursue alternative methods of low-cost, high-speed connectivity.

Additionally, many of our DSL services include a local loop sold to us at wholesale prices by either SBC Communications, Inc. (“SBC”) or Verizon Communication, Inc. (“Verizon”). Pricing and availability of our DSL services are subject to the competitive pressures of those local exchange carriers, both of which also sell their own DSL services on a retail basis. Thus, pressures from SBC or Verizon may cause us to decrease the price of our DSL services, resulting in a decrease in revenue per subscriber, or may cause us to make fewer new sales of DSL services. However, our relationship with ALLTEL, which provides the DSL service to the subscribers acquired with My Linux, is structured differently and does not include our purchasing and reselling of the local loop.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax 2 e-mail services. In addition to miscellaneous income, other revenue includes Neo server revenue, which was discontinued in November 2004, and wireless reseller revenues.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers’ dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our new wireless networks.

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Advertising costs are expensed as incurred.

General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general office and business expenses.

Bad debt (recoveries) expense consist primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense.

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Amortization expense consists of the amortization of subscriber acquisition costs.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The following table sets forth certain unaudited financial data for the three months ended December 31, 2004 and 2003. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,677	96.6%	$3,106	99.7%
Other	94	3.4%	9	0.3%

Total	2,771	100.0%	3,115	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,597	57.7%	1,729	55.5%
Sales and marketing	159	5.7%	94	3.0%
General and administrative	765	27.6%	750	24.1%
Bad debt (recoveries) expense	(4)	(0.1)%	27	0.9%
Depreciation and amortization	162	5.8%	84	2.7%

Total	2,679	96.7%	2,684	86.2%

OPERATING INCOME	92	3.3%	431	13.8%
INTEREST EXPENSE (INCOME), NET	8.3%		(9)	(0.3)%

NET INCOME	$84	3.0%	$440	14.1%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.04

DILUTED	$0.01		$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,529		10,396
DILUTED	10,617		10,427

OTHER DATA:
Subscribers at end of period (1)	58,000		67,000
EBITDA(2)	254		$515
EBITDA margin(3)	9.2%		16.5%

Reconciliation of net income to EBITDA:
Net income	84		$440
Add:
Depreciation and amortization	162		84
Interest expense (income), net	8		(9)

EBITDA(2)	$254		$515

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003 (Continued)

Total revenue. Total revenue decreased by $344,000, or 11.0%, to $2.8 million for the three months ended December 31, 2004, from $3.1 million for the three months ended December 31, 2003. The Company’s subscriber count decreased by 9,000, or 13.4%, to 58,000 as of December 31, 2004 compared to 67,000 as of December 31, 2003. The net decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless reseller revenue. Dial-up revenue from acquisitions, wireless access revenue from acquisitions and wireless reseller revenue was approximately $258,000, $68,000 and $80,000, respectively, for three months ended December 31, 2004. The Company became a wireless access provider in September 2004 and in November 2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $132,000, or 7.6%, to $1.6 million for the three months ended December 31, 2004 from $1.7 million for the three months ended December 31, 2003. The decrease is primarily due to the consolidation of internet and telephone connections and circuits and staff reductions as a result of decreased revenues offset by approximately $70,000 in connectivity costs related to acquisitions. As a percentage of total revenue, connectivity and operations expense increased to 57.6% for the three months ended December 31, 2004, from 55.5% for the three months ended December 31, 2003 due lower margins on the wireless equipment reseller revenue as well as the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $65,000, or 70.0%, to $159,000 for the three months ended December 31, 2004, compared to $94,000 for the three months ended December 31, 2003. The increase relates primarily to the hiring of two new sales and marketing staff members including the new wireless reseller manager and the new vice president of marketing.

General and administrative. General and administrative expense increased by $15,000, or 2.0%, to $765,000 for the three months ended December 31, 2004, from $750,000 for the three months ended December 31, 2003. The net increase is primarily a result of increased professional services costs and rent offset by reductions in personnel costs and office expense. Professional services cost increased primarily as a result of increased legal fees due to the elimination of the corporate in-house counsel position in January 2004. Rent increased as a result of two office leases assumed with the recently completed acquisitions. Personnel costs decreased by $15,000 or 6.3%, to $224,000 for the three months ended December 31, 2004, compared to $239,000 for the three months ended December 31, 2003 primarily as a result of staffing changes.

Bad debt (recoveries) expense. Provision for bad debt expense decreased by $31,000, or 114.8%, to $(4,000) for the three months ended December 31, 2004, from $27,000 for the three months ended December 31, 2003. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. The credit balance of $4,000 for the three months December 31, 2004, resulted from collections of previously reserved accounts exceeding the current reserves. As of December 31, 2004, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $78,000, or 92.9%, to $162,000 for the three months ended December 31, 2004, from $84,000 for the three months ended December 31, 2003. The increase relates to an $86,000 increase in amortization expense related to subscriber acquisition costs offset by a net decrease in depreciation of $8,000 due to certain property and equipment becoming fully depreciated.

Interest expense (income), net. For the three months ended December 31, 2004, the Company recorded approximately $15,000 in interest expense and approximately $7,000 in interest income. For the three months ended December 31, 2003, the Company recorded no interest expense but did record approximately $9,000 in interest income. The interest expense recorded in the quarter ended December 31, 2004, relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

The following table sets forth certain unaudited financial data for the six months ended December 31, 2004 and 2003. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Six Months Ended December 31, 2004		Six Months Ended December 31, 2003
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$5,158	97.8%	$6,539	99.8%
Other	114	2.2%	11	0.2%

Total	5,272	100.0%	6,550	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,974	56.4%	3,576	54.6%
Sales and marketing	318	6.0%	133	2.0%
General and administrative	1,436	27.2%	1,760	26.9%
Bad debt (recoveries) expense	(4)	0.0%	129	2.0%
Depreciation and amortization	226	4.3%	194	3.0%

Total	4,950	93.9%	5,792	88.5%

OPERATING INCOME	322	6.1%	758	11.6%
INTEREST EXPENSE (INCOME), NET	0	0.0%	(18)	(0.3)%

NET INCOME	$322	6.1%	$776	11.9%

NET INCOME PER COMMON SHARE:
BASIC	$0.03		$0.07

DILUTED	$0.03		$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,496		10,388
DILUTED	10,555		10,416

CASH FLOW DATA:
Cash flow provided by/(used in) operations	271		(5)
Cash flow used in investing activities	(256)		(15)
Cash flow used in financing activities	(160)		(145)

OTHER DATA:
Subscribers at end of period (1)	58,000		67,000
EBITDA(2)	$548		$952
EBITDA margin(3)	10.4%		14.5%

Reconciliation of net income to EBITDA:
Net income	$322		$776
Add:
Depreciation and amortization	226		194
Interest income, net	—		(18)

EBITDA(2)	$548		$952

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Six Month Ended December 31, 2004 Compared to Six Months Ended December 31, 2003 (Continued)

Total revenue. Total revenue decreased by $1.3 million, or 19.5%, to $5.3 million for the six months ended December 31, 2004, from $6.6 million for the six months ended December 31, 2003. The Company’s subscriber count decreased by 9,000, or 13.4%, to 58,000 as of December 31, 2004 compared to 67,000 as of December 31, 2003. The net decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless reseller revenue. Dial-up revenue from acquisitions, wireless access revenue from acquisitions and wireless reseller revenue was approximately $264,000, $70,000 and $80,000, respectively, for six months ended December 31, 2004. The Company became a wireless access provider in September 2004 and in November 2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $600,000, or 16.8%, to $3.0 million for the six months ended December 31, 2004 from $3.6 million for the six months ended December 31, 2003. The decrease relates primarily to an approximate $240,000 quarter to quarter decrease in payroll costs and an approximate $562,000 quarter to quarter decrease in connectivity costs offset primarily by an approximate $202,000 increase in costs of sales, sales tax expense and other expenses. The decrease in payroll costs relates primarily to a net decrease in head count in the customer care and management information systems departments offset by additional payroll costs of approximately $65,000 related to the new wireless operations.

The net decrease in connectivity costs was driven by the consolidation of internet and telephone connections and circuits to more closely align with demand and the renegotiation of contracts with several of our major telecom vendors offset by increased connectivity costs related to acquisitions of approximately $70,000. In the three months ended December 31, 2003, the Company recorded an approximate $94,000 sales tax credit related to overpayment of sales tax paid in prior periods which accounted for approximately 46.3% of the $203,000 increase noted above. Additionally, costs of sales increased by approximately $110,000 of which approximately $70,000 relates to wireless reseller cost of sales. The remaining increases in cost of sales relates primarily to Neo servers and equipment sales (DSL, wireless modems and computer repair parts). As a percentage of total revenue, connectivity and operations expense was 56.4% for the six months ended December 31, 2004 compared to 54.6% for the six months ended December 31, 2003, primarily due lower margins on the wireless equipment reseller revenue as well as the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $185,000, or 139.1%, to $318,000 for the six months ended December 31, 2004, compared to $133,000 for the six months ended December 31, 2003. The increase relates primarily to the hiring of two new sales and marketing staff members including the new wireless reseller manager and the new vice president of marketing. Increased advertising costs relating primarily to billboards and radio accounted for approximately $27,000 of the quarter over quarter increase.

General and administrative. General and administrative expense decreased by $324,000, or 18.4%, to $1.4 million for the six months ended December 31, 2004, from $1.8 million for the six months ended December 31, 2003. The decrease is primarily attributable to staff reductions resulting in decreased payroll and benefits costs as well as reduced office operating costs. General and administrative personnel costs decreased by $129,000, or 22.8% to $438,000 for the six months ended December 31, 2004, compared to $568,000 for the six months ended December 31, 2003.

Bad debt (recoveries) expense. Provision for bad debt expense decreased by $134,000 mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. As of December 31, 2004, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $32,000, or 16.5%, to $226,000 for the six months ended December 31, 2004, from $194,000 for the six months ended December 31, 2003. The increase relates to an approximate $89,000 increase in amortization expense related to subscriber acquisition costs offset by a net decrease in depreciation of $57,000 due to certain property and equipment becoming fully depreciated.

Interest expense (income), net. For the six months ended December 31, 2004, the Company recorded approximately $15,000 in interest expense and approximately $15,000 in interest income. For the three months ended December 31, 2003, the Company recorded no interest expense but did record approximately $18,000 in interest income. The interest expense recorded in during the six months ended December 31, 2004, relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash provided by (used in) operating activities totaled $271,000 and ($5,000) for the six months ended December 31, 2004 and 2003, respectively. The net increase of $276,000 relates primarily to net income plus non-cash items for the six months ended December 31, 2004 of $548,000 compared to $1,103,000 for the six months ended December 31, 2003, offset by the decrease in accounts payable and accrued liabilities in 2003 as a result of the Company paying vendors on a timelier basis and the resolution of billing disputes with telecommunications vendors.

Cash used in investing activities totaled $256,000 and $15,000 for the six months ended December 31, 2004 and 2003, respectively. The increase in investing activities from period to period is primarily the result of the Company implementing its new growth strategy through both acquisitions and new product development.

Cash used in financing activities totaled $160,000 and $145,000 for the six months ended December 31, 2004 and 2003, respectively. Cash used in financing activities for the six months ended December 31, 2004 included $72,000 paid to Jack Smith for the purchase of 200,000 shares of outstanding company stock in October 2004, and also included principal payments on long-term debt and capital lease obligations totaling approximately $127,000. Cash used in financing activities for the six months ended December 31, 2003 included $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt.

Cash used in financing activities for the six months ended December 31, 2004 and 2003 also included proceeds from shares issued under the Company’s employee stock purchase plan totaling approximately $8,000 and $17,000, respectively. The Company also received proceeds totaling $32,100 and $1,700 from the exercise of stock options during the six months ended December 31, 2004 and 2003, respectively.

We estimate that cash on hand of $1.7 million at December 31, 2004 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2005 for continuing operations in existing markets. As of December 31, 2004, the Company had negative working capital of approximately $1.2 million which included approximately $1.5 million in deferred revenue. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection these acquisitions. However, additional financing will be required to fund future acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through December 31, 2004, for the next five fiscal years ending June 30:

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Connectivity contracts	$1,076,576	$360,398	$452,269	$263,909	$—	$—	$—
Operating leases	1,212,019	214,465	411,006	276,855	232,821	76,872	—
Long-term debt and related interest	533,739	200,125	219,255	63,567	50,792	—	—
Capital leases	340,293	42,160	88,101	74,113	54,368	54,368	27,183

	$3,162,627	$817,148	$1,170,631	$678,444	$337,981	$131,240	$27,183

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS 123R is required to be adopted by the Company in the first interim period beginning after June 15, 2005. As part of this adoption, the Company will begin expensing its options effective July 1, 2005 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this FASB to have an impact on the financial statements, but has not yet determined the impact.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to provide our subscribers with access to broadband fast enough to grow our subscriber base, including DSL and commercial services customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended December 31,2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 27, 2004, the Company purchased 200,000 shares of the Company’s common stock owned by Jack T. Smith, a former officer of the Company, at price a per share of $0.80, or an aggregate purchase price of $160,000. In consideration for the shares, the Company paid Mr. Smith $72,661 in cash and forgave Mr. Smith’s $82,000 note receivable and accrued interest of $5,339.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2004, the Company held its 2004 annual meeting of shareholders, at which the shareholders voted as follows:

MATTER VOTED ON	SHARES VOTED FOR	SHARES VOTED AGAINST	AUTHORITY WITHHELD	ABSTAINING
The election of Justin McClure to the board of directors	9,017,896	—	33,862	—

The approval of the Internet America, Inc. 2004 Non-Employee Director Plan	2,680,022	96,149	—	14,103

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

11.1	Statement regarding computation of per share earnings(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	See Note 2 to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 02/14/05	By:	/s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: 02/14/05	By:	/s/ Sandra T. Everett
Sandra T. Everett
Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

1.1	Statement regarding computation of per share earnings (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sandra T. Everett*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Sandra T. Everett*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	See Note 3 to the Financial Statements