Form 10-Q
period 2005-03-31
INTERNET AMERICA INC
filed 2005-05-16
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 9, 2005, registrant had 10,597,035 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,139,414	$1,869,750
Accounts receivable, net of allowance for uncollectible accounts of $58,469 and $74,819 as of March 31, 2005 and June 30, 2004 respectively	177,235	214,649
Prepaid expenses and other current assets	211,752	80,285

Total current assets	1,528,401	2,164,684
PROPERTY AND EQUIPMENT — Net	691,337	298,417
OTHER ASSETS — Net	5,030,770	4,360,838

TOTAL	$7,250,508	$6,823,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$462,494	$562,999
Accrued liabilities	625,675	630,755
Deferred revenue	1,428,128	1,587,172
Note payable	12,500	112,500
Current portion of long-term debt	298,678	—
Current portion of capital lease obligations	68,603	—

Total current liabilities	2,896,078	2,893,426

Long-term debt	114,626	—
Capital lease obligations	204,497	—

Total liabilities	3,215,201	2,893,426

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized 10,593,647 and 10,449,652 issued and outstanding as of March 31, 2005 and June 30, 2004, respectively	105,936	104,497
Additional paid-in capital	55,739,914	55,622,488
Treasury stock, at cost; 200,000 and - 0 - shares outstanding as of March 31, 2005 and June 30, 2004, respectively	(160,000)	—
Note receivable from a shareholder	—	(82,000)
Accumulated deficit	(51,650,543)	(51,714,472)

Total shareholders’ equity	4,035,307	3,930,513

TOTAL	$7,250,508	$6,823,939

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
REVENUES:
Internet services	$2,570,057	$2,826,827	$7,727,423	$9,365,653
Other	216,896	5,586	331,583	16,873

Total	2,786,953	2,832,413	8,059,006	9,382,526

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,923,264	1,342,944	4,898,216	4,918,196
Sales and marketing	180,566	313,666	498,409	446,896
General and administrative	750,743	1,229,381	2,186,468	2,989,584
Bad debt expense (recoveries)	87	54,847	(4,134)	184,289
Depreciation and amortization	184,385	66,838	410,465	260,524

Total	3,039,045	3,007,676	7,989,424	8,799,489

OPERATING (LOSS ) INCOME	(252,092)	(175,263)	69,582	583,038
INTEREST EXPENSE (INCOME), NET	5,589	(71,063)	5,653	(89,214)

NET (LOSS) INCOME	$(257,681)	$(104,200)	$63,929	$672,252

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.02)	$(0.01)	$0.01	$0.06

DILUTED	$(0.02)	$(0.01)	$0.01	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,578,144	10,418,944	10,523,010	10,398,501

DILUTED	10,578,144	10,418,944	10,571,961	10,411,110

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$63,929	$672,251
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	410,465	260,524
Bad debt (recoveries) expense	(4,134)	184,289
Non-cash stock compensation expense	—	4,000
Non-cash settlement expense	—	212,500
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	31,598	(337,624)
Prepaid expenses and other current assets	(131,466)	(7,911)
Other assets	(900)	19,555
Accounts payable and accrued liabilities	(183,581)	(700,449)
Deferred revenue	(331,015)	(330,928)

Net cash used in operating activities	(145,104)	(23,793)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(222,866)	(24,678)
Cash paid for acquisitions	(109,250)	—

Net cash used in investing activities	(332,116)	(24,678)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	64,286	29,083
Principal payments under long-term debt	(227,447)	—
Principal payments under capital lease obligations	(17,294)	(14,096)
Purchase of stock option pursuant to letter of credit agreement	—	(150,000)

Purchase of treasury stock, net of note receivable forgiven	(72,661)	—

Net cash used in financing activities	(253,116)	(135,013)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(730,336)	(183,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,869,750	1,968,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,139,414	$1,784,607

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$20,244	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$87,349	$—

Assets acquired through capital lease obligation	$223,444	$—

Stock issued in connection with acquisitions	$54,580	$—

Debt assumed in connection with acquisitions	$257,748	$—

Debt issued in connection with acquisitions	$356,327	$—

Note payable issued in connection with lawsuit settlement	$—	$137,500

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and related footnotes for our fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-25147).

2.	Acquisitions

During the nine months ended March 31, 2005, the Company completed the acquisition of five internet service providers (“ISPs”). The combined aggregate purchase price was approximately $1,033,000, including approximately $109,000 in cash and common stock valued at approximately $55,000. The remaining consideration included the issuance of approximately $356,000 in debt and the assumption of approximately $513,000 in liabilities. The value of the 72,000 shares issued in connection with acquisitions was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisitions were agreed to and announced.

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

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2005 and 2004. For the three months ended March 31, 2005 and 2004 diluted earnings per share is the same as basic earnings per share due to the net loss. For the nine months ended March 31, 2005 and 2004, options to purchase 129,750 and 20,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of March 31, 2005 and 2004, respectively, and it resulted in 48,951 and 12,609 common stock equivalents to be added to the weighted average shares for the nine months ended March 31, 2005 and 2004, respectively. During the nine months ended March 31, 2005 and 2004, options to purchase 361,145 and 465,037 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of March 31, 2005 and 2004, respectively.

4.	Other Assets

The carrying value of other assets at March 31, 2005 is as follows:

	Goodwill	Subscriber Acquisition Costs	Deposits And Other	Total
Original Cost	$26,023,407	$857,660	$66,261	$26,947,328
Less accumulated amortization	(21,727,930)	(188,628)	—	(21,916,558)

Other assets, net	$4,295,477	$669,032	$66,261	$5,030,770

The weighted average amortization period for subscriber acquisition costs is 24 months for dial-up customers and 36 months for wireless customers. Amortization expense for the three and nine months ended March 31, 2005, was approximately $100,000 and $189,000, respectively. As of March 31, 2005, expected amortization expense for the fiscal years ended June 30, 2005, 2006, 2007 and 2008 is shown below:

	Remainder Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
Amortization Amount	$100,652	$400,203	$153,010	$15,167

5.	Employee Stock Option Plans

The Company applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against operations for the nine months ended March 31, 2005 and 2004 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of Statement of Financial Accounting Standard (“SFAS’) No. 123, the Company’s net income (loss) and income (loss) per share for the three and nine months ended March 31, 2005 and 2004 would have been as indicated below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004
Reported (loss) net income	$(257,681)	$(104,200)	$63,929	$672,251
Less: SFAS No. 123 compensation expense	(48,246)	(25,140)	(160,589)	(231,904)

Pro forma net (loss) income	$(305,927)	$(129,340)	$(96,660)	$440,347

Reported basic (loss) income per share	$(0.02)	$(0.01)	$0.01	$0.06

Reported diluted (loss) income per share	$(0.02)	$(0.01)	$0.01	$0.06

Less: SFAS No. 123 compensation expense	$(0.01)	$(0.01)	$(0.02)	(0.02)

Pro forma basic (loss) income per share	$(0.03)	$(0.01)	$(0.01)	$0.04

Pro forma diluted (loss) income per share	$(0.03)	$(0.01)	$(0.01)	$0.04

5.	Employee Stock Option Plans (continued)

Options to purchase 19,608 shares of common stock were exercised during the three months ended March 31, 2005 and options to purchase 49,608 shares of common stock were exercised during the nine months ending March 31, 2005. During the three and nine months ended March 31, 2004, options to purchase 18,000 and 23,000 shares of common stock were exercised, respectively.

6.	Restructuring Charges

In March 2005 the Company completed a reduction-in-force terminating approximately 17% of its workforce. During the three and nine months ended March 31, 2005, the Company recorded and paid termination benefits in the form of severance costs of approximately $80,000 related to this reduction-in-force. The Company completed an additional reduction-in-force in April 2005. See Footnote 12 – Subsequent Events.

7.	Income Taxes

During the nine months ended March 31, 2005 and 2004, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of March 31, 2005, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $11.4 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

8.	Long-Term Debt

Long-term debt consists of:

As of March 31, 2005
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$53,503
Note payable due September 22, 2007, payable in three annual installments of $41,667 with interest imputed at 8%	107,379
Note payable due April 1, 2006, payable in eighteen monthly installments of $5,629 with interest imputed at 8%	69,928
Note payable due October 1, 2005, payable in four quarterly installments of $23,863 with interest imputed at 8%	68,853
Note payable due May 30, 2007, payable in monthly installments of approx. $987 with interest imputed at 6.75%	26,466
Note payable due November 17, 2005 payable in four quarterly installments of $12,000 with interest imputed at 8%	34,625
Note payable due September 15, 2005, payable in four quarterly installments of $3,809 with interest imputed at 8%	7,434
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.50%	45,116

413,304

Less current portion	(298,678)

Total long-term debt	$114,626

9.	Capital Lease Obligations

The Company leases certain phone equipment, wireless equipment and switches under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2005:

2005 remainder	$20,386
2006	88,101
2007	74,113
2008	54,368
2009	54,368
2010	31,714

Total minimum lease payments	323,050
Less amounts representing interest	(49,950)

Present value of minimum capitalized payments	273,100
Less current portion	(68,603)

Long-term capitalized lease obligations	$204,497

10.	Related Parties

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith (“Mr. Smith”). The agreement, which terminated September 30, 2004, stated that a consulting fee was to be paid at a rate of $10,000 per month. During the nine months ended March 31, 2005, the Company paid a total of $30,000 in consulting fees to Mr. Smith. The Company also had an $82,000 note receivable due from Mr. Smith and accrued interest income due on the note of $5,349. Included in interest income for the nine months ended March 31, 2005, is approximately $1,300 related to Mr. Smith’s note receivable. In October 2004, the Company entered into a release agreement with Mr. Smith resulting in a cash payment to Mr. Smith of approximately $73,000 and the cancellation of the note receivable and related accrued interest, in connection with the purchase by the Company of 200,000 shares of common stock from Mr. Smith.

During the nine months ended March 31, 2005, the Company paid approximately $23,000 in marketing consulting fees and related expenses to Marc Ladin Consulting for services rendered through July 2004. Marc Ladin is the son of William E. Ladin, the CEO of the Company. Marc Ladin became Vice President-Marketing and Sales for the Company in August 2004 and resigned from the position in April 2005.

In April 2004, the Company settled a lawsuit it had filed against Gary Corona, a former non-employee board of director of the Company, and, as a result, entered into a non-interest bearing note payable with Mr. Corona due in eleven monthly installments of $12,500. Included in short-term note payable on the balance sheet as of March 31, 2005, is $12,500 related to the settlement with Mr. Corona.

11.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS 123R is required to be adopted by the Company on July 1, 2005. As part of this adoption, the Company will begin expensing its options and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the Company has outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this statement to have an impact on the financial statements, but the impact has not yet been determined.

12.	Subsequent Events

In April 2005 the Company completed a reduction-in-force, terminating an additional 23 employees over and above the reduction-in-force carried out in March 2005. Termination benefits in the form of severance costs were approximately $53,000 related to this reduction-in-force.

On May 4, 2005, the Company received preliminary results from an on-going sales tax audit being conducted by the Texas State Comptroller’s office for the calendar years 2001 through 2003. Based on a review of the preliminary results with outside consultants the Company estimates a probable loss contingency in the range of approximately $100,000 to $250,000. Included on the balance sheet as of March 31, 2005, is a reserve of approximately $100,000 related to this loss contingency.

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

Overview

Internet America is an Internet service provider (“ISP”) offering a wide array of Internet services tailored to meet the needs of individual and business subscribers. We provide a high quality Internet experience with fast, reliable service and responsive customer care. As of March 31, 2005, we served approximately 55,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

As outlined in our Form 10-K for the fiscal year ended June 30, 2004, our growth strategy is to expand Internet America’s customer base by acquiring dial-up ISPs in markets surrounding our major market cities and then introduce or expand our broadband products in the acquired markets. The Company completed five acquisitions during the nine months ended March 31, 2005, including Interlink Computer Connection (“Hillsboro”), Texas Unwired (“TXUN”), MyLinux ISP (“My Linux), Wacool (“Wacool”) and Hilco (“Hilco”). These acquisitions added a total of approximately 5,400 subscribers to our customer base. The Company intends to continue to aggressively pursue additional acquisition opportunities. However, additional financing will be required to fund any future acquisitions.

Following the acquisition of Hilco in November 2004, the operations of TXUN, Wacool and Hilco were merged into Hillsboro. The Company consolidated all four operations into the Hillsboro Regional Division in order to eliminate duplicate costs. In addition, the Company began combined selling efforts and faster deployment of broadband services. While there remain significant potential improvements and challenges, to date we are pleased with the revenue growth from this division. In May 2005 the Company launched an additional non-metropolitan regional business division in Corsicana, Texas and intends to open two additional non-metropolitan divisions by the end of the current fiscal year ending June 30, 2005. Although there can be no assurance that it will be able to do so, the Company believes that it will be able to duplicate the successes achieved with the Hillsboro Regional Division in these new divisions.

The Company also continues to research new broadband products including broadband over power lines (“BPL”) and wireless broadband. The Company began a BPL pilot program in January, 2005, in a suburb of Dallas, Texas and introduced a VoIP (“Voice over Internet Protocol”) program for its customers in February, 2005. In addition to becoming a wireless internet service provider with the successful integration of Hillsboro and TXUN, in November 2004 the Company became a wireless equipment reseller. Becoming a reseller has allowed the Company to obtain better pricing as we build out our internal wireless network infrastructure, and also enabled us to capitalize on the expanding wireless network products market.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. While the Company does not currently have an adequate, competitive broadband solution for a majority of its customers in the major metropolitan areas, the loss of customers was mitigated by the addition of new customers through acquisitions and the increase in broadband customers in non-metropolitan markets. The Company believes that the initiatives it has undertaken in acquisitions, its development of new sources for broadband services, the introduction of new products like Fax to e-mail and VoIP, and its focus on marketing in non-metropolitan areas will positively impact its subscriber and revenue base in the near-term and mid-term future. The Company continues to explore creative ways to retain existing dialup customers.

The Company is actively pursuing development and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for internet connectivity may be underserved. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation. Management is realigning both capital and human resources to focus on acquisitions, broadband connectivity, VoIP, and Fax to e-mail software. Additionally, management is evaluating other product offerings to ensure that we are maximizing profitability. In March 2005, as a result of this evaluation, the Company outsourced its Airnews product.

Management continues to evaluate overall profitability and, as a result, affected a reduction-in-force (“RIF”) in March and April 2005. The March 2005 RIF included 18 employees and resulted in approximately $80,000 of severance costs and the April 2005 RIF included 23 employees and resulted in approximately $53,000 in severance costs. The Company anticipates annual savings from the two RIFs of approximately $1.7 million. However, an increase in head count may be required upon the completion of certain acquisitions.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, Web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax 2 e-mail services. In addition to miscellaneous revenue, other revenue includes Neo server revenue, which was discontinued in November 2004, and wireless equipment reseller revenues.

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

Bad debt expense (recoveries) consists primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense.

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets or the capital lease term, as appropriate. Data communications equipment, computers, data servers and office equipment are depreciated over three years. We depreciate furniture, fixtures and leasehold improvements over five years. Amortization expense consists of the amortization of subscriber acquisition costs.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth certain unaudited financial data for the three months ended March 31, 2005 and 2004. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,570	92.2%	$2,827	99.8%
Other	217	7.8%	5	0.2%

Total	2,787	100.0%	2,832	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,923	69.0%	1,342	47.4%
Sales and marketing	181	6.5%	314	11.1%
General and administrative	751	26.9%	1,229	43.4%
Bad debt expense	—	0.0%	55	1.9%
Depreciation and amortization	184	6.6%	67	2.4%

Total	3,039	109.0%	3,007	106.2%

OPERATING LOSS	(252)	(9.0)%	(1745)	(6.2)%
INTEREST EXPENSE (INCOME), NET	6	(.2)%	(71)	2.5%

NET LOSS	$(258)	(9.2)%	$(104)	(3.7)%

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)		$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	10,578		10,419

OTHER DATA:
Subscribers at end of period (1)	55,000		65,000

EBITDA(2)	$(68)		$(108)
EBITDA margin(3)	0.0%		(3.8)%

Reconciliation of net income to EBITDA:
Net loss	$(258)		$(104)
Add:
Depreciation and amortization	184		67
Interest expense (income), net	6		(71)

EBITDA(2)	$(68)		$(108)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Continued)

Total revenue. Total revenue decreased by $45,000, or 1.6%, to $2,787,000 for the three months ended March 31, 2005, from $2,832,000 for the three months ended March 31, 2004. The Company’s subscriber count decreased by 10,000 or 15.4%, to 55,000 as of March 31, 2005 compared to 65,000 as of March 31, 2004. The net decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless equipment reseller revenue. Revenue from acquisitions and wireless equipment reseller revenue was approximately $426,000 and $216,000, respectively, for the three months ended March 31, 2005. The Company became a wireless access provider in September 2004 and in November 2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense increased by $0.6 million, or 46.2%, to $1.9 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. Approximately $257,000 and $185,000 of the increase relates to connectivity costs for acquisitions and wireless equipment reseller cost of sales, respectively, incurred in the three months ended March 31, 2005. Approximately $324,000 of the net change relates to changes in sales tax expense. In the three months ended March 31, 2005 the Company recorded sales tax expense of $72,000 related to a reserve for an on-going sales tax audit for the calendar years 2001 to 2003 compared to a $252,000 reduction in expense in the three months ended March 31, 2004 for refunds of sales tax overpaid in 1999 and 2000.

Excluding the changes for acquisitions and wireless equipment reseller cost of sales in 2005 and sales tax, the net difference between the two periods is a decrease of approximately $186,000. This decrease relates primarily to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors offset by severance costs of approximately $73,000 incurred in connection with the reduction-in-force carried out by the Company in March 2005. As a percentage of total revenue, connectivity and operations expense increased to 69.0% for the three months ended March 31, 2005, from 47.4% for the three months ended March 31, 2004 due lower margins on the wireless equipment reseller revenue as well as the decrease in revenues. Additionally, the refund of sales tax in 2004 contributed to the higher margin for that period.

Sales and marketing. Sales and marketing expense decreased by $133,000, or 42.4%, to $181,000 for the three months ended March 31, 2005, compared to $314,000 for the three months ended March 31, 2004. The decrease relates primarily to a larger advertising campaign in the three months ended March 31, 2004 compared to the same period in 2005 offset by increased marketing wages for the Vice President – Marketing and Sales hired in August 2004. Sales and marketing expense for the three months ended March 31, 2005 also includes severance costs, as a result of the reduction in force, of approximately $4,000.

General and administrative. General and administrative expense decreased by $0.5 million or 38.9%, to $751,000 for the three months ended March 31, 2005, from $1,229,000 for the three months ended March 31, 2004. The decrease is primarily a result of expenses incurred during the three months ended March 31, 2004 in connection with the settlement of a lawsuit with a former non-employee director, Mr. Gary Corona, including legal fees of approximately $312,000 and lawsuit settlement expense of approximately $213,000 for total costs of approximately $525,000. General and administrative expense for the three months ended March 31, 2005 also includes severance costs, as a result of the reduction in force, of approximately $3,000.

Provision for bad debt expense. Provision for bad debt expense decreased by $55,000, or 99.8%, to $87 for the three months ended March 31, 2005, from $55,000 for the three months ended March 31, 2004. The decrease is mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. As of March 31, 2005, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $117,000, or 174.6%, to $184,000 for the three months ended March 31, 2005, from $67,000 for the three months ended March 31, 2004. The increase relates to a $100,000 increase in amortization expense related to subscriber acquisition costs and a $17,000 increase in depreciation expense related to depreciating property and equipment acquired via the acquisitions.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Continued)

Interest expense (income), net. For the three months ended March 31, 2005, the Company recorded approximately $12,000 in interest expense and approximately $6,000 in interest income. The interest expense recorded in the quarter ended March 31, 2005, relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts. For the three months ended March 31, 2004, the Company recorded no interest expense, but did record approximately $71,000 in interest income of which approximately $62,000 relates to interest earned on an overpayment of sales tax during 2000 with the remainder related to interest earned on the Company’s cash balances.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2005 and 2004. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended March 31, 2005		Nine Months Ended March 31, 2004
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$7,727	95.9%	$9,366	99.8%
Other	332	4.1%	17	0.2%

Total	8,059	100.0%	9,383	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,898	60.8%	4,918	52.4%
Sales and marketing	498	6.2%	447	4.8%
General and administrative	2,187	27.1%	2,990	31.9%
Bad debt (recoveries) expense	(4)	0.0%	184	2.0%
Depreciation and amortization	410	5.1%	261	2.8%

Total	7,989	99.2%	8,800	93.8%

OPERATING INCOME	70	0.8%	583	6.2%
INTEREST EXPENSE (INCOME), NET	6	0.0%	(89)	(0.9)%

NET INCOME	$64	0.8%	$672	7.2%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.06

DILUTED	$0.01		$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,523		10,399
DILUTED	10,572		10,411

CASH FLOW DATA:
Cash flow used in operations	(145)		(24)
Cash flow used in investing activities	(332)		(25)
Cash flow used in financing activities	(253)		(135)

OTHER DATA:
Subscribers at end of period (1)	55,000		65,000
EBITDA(2)	$480		$844
EBITDA margin(3)	6.0%		9.0%

Reconciliation of net income to EBITDA:
Net income	$64		$672
Add:
Depreciation and amortization	410		261
Interest expense (income), net	6		(89)

EBITDA(2)	$480		$844

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004 (Continued)

Total revenue. Total revenue decreased by $1.3 million, or 13.8%, to $8.1 million for the nine months ended March 31, 2005, from $9.4 million for the nine months ended March 31, 2004. The Company’s subscriber count decreased by 10,000, or 15.4%, to 55,000 as of March 31, 2005 compared to 65,000 as of March 31, 2004. The decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless equipment reseller revenue. Revenue from acquisitions and wireless equipment reseller revenue was approximately $810,000 and $296,000, respectively, for the nine months ended March 31, 2005. The Company became a wireless access provider in September 2004 and in November 2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $20,000, or 0.4%, to $4,898,000 for the nine months ended March 31, 2005 from $4,918,000 for the nine months ended March 31, 2004. Approximately $447,000 and $253,000 of the net change in this expense relates to increased connectivity costs for acquisitions and wireless equipment reseller cost of sales, respectively, incurred in the nine months ended March 31, 2005. Approximately $415,000 of the net change relates to a net increase in sales tax expense. In the nine months ended March 31, 2005 the Company recorded sales tax expense of approximately $72,000 related to a reserve for an on-going sales tax audit for the calendar years 2001 to 2003 compared to a $343,000 reduction in expense in the nine months ended March 31, 2004 for refunds of sales tax overpaid in 1999 and 2000.

Excluding the changes for acquisition connectivity costs and wireless equipment reseller cost of sales in 2005 and the sales tax, the net difference between the two periods is a decrease of approximately $1,135,000. Approximately $1.3 million of this change relates primarily to a decrease in connectivity costs due to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining difference relates primarily to a net decrease in customer care and systems payroll of approximately $151,000, offset by of severance costs of approximately $73,000 and increased wages for the Hillsboro division of approximately $136,000. As a percentage of total revenue, connectivity and operations expense increased to 60.8% for the nine months ended March 31, 2005, from 52.4% for the nine months ended March 31, 2004 due lower margins on the wireless equipment reseller revenue as well as the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $51,000, or 11.4%, to $498,000 for the nine months ended March 31, 2005, compared to $447,000 for the nine months ended March 31, 2004 The increase relates primarily to the hiring of two new sales and marketing staff members including the new wireless equipment reseller manager and the Vice President – Marketing and Sales hired in August 2004 offset by decreased advertising costs incurred in the nine months ended March 31, 2005. Sales and marketing expense for the nine month ended March 31, 2005 also includes severance costs, as a result of the reduction in force, of approximately $4,000.

General and administrative. General and administrative expense decreased by $0.8 million, or 26.7%, to $2.2 million for the nine months ended March 31, 2005, from $3.0 million for the nine months ended March 31, 2004. The decrease is primarily a result of expenses incurred during the nine months ended March 31, 2004 in connection with the settlement of a lawsuit with former, non-employee director, Mr. Gary Corona including legal fees of approximately $312,000 and lawsuit settlement expense of approximately $213,000 for total costs of approximately $525,000. The remaining decrease is primarily attributable to staff reductions resulting in decreased payroll and benefits costs as well as reduced office operating costs. General and administrative expense for the nine months ended March 31, 2005 also includes severance costs, as a result of the reduction in force, of approximately $3,000.

Provision for bad debt expense. Provision for bad debt expense decreased by $188,000, or 102.2% for the nine months ended March 31, 2005 mainly related to an overall improvement in the Company’s aging of customer accounts that are at least 90 days old and improved billing and collection efforts. As of March 31, 2005, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $149,000, or 57.1%, to $410,000 for the nine months ended March 31, 2005, from $261,000 for the nine months ended March 31, 2004. The increase relates primarily to increased amortization expense related to subscriber acquisition costs.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004 (Continued)

Interest expense (income), net. For the nine months ended March 31, 2005, the Company recorded approximately $27,000 in interest expense and approximately $21,000 in interest income. The interest expense recorded in the period relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts. For the nine months ended March 31, 2004, the Company recorded no interest expense, but did record approximately $89,000 in interest income of which approximately $62,000 relates to interest earned on an overpayment of sales tax during 2000 with the remainder related to interest earned on the Company’s cash balances.

Liquidity and Capital Resources

We have financed our operations to date primarily through public and private sales of equity securities, loans from shareholders and third parties and cash flows from operations.

Cash used in operating activities totaled $145,000 and $24,000 for the nine months ended March 31, 2005 and 2004, respectively. The net change of $121,000 relates primarily to net income plus depreciation, bad debt and non-cash items for the nine months ended March 31, 2005 of $470,000 compared to $1,334,000 for the nine months ended March 31, 2005, offset primarily by the decrease in accounts payable and accrued liabilities in 2005 as a result of the Company paying vendors on a timelier basis and the resolution of billing disputes with telecommunications vendors.

Cash used in investing activities totaled $332,000 and $24,000 for the nine months ended March 31, 2005 and 2004, respectively. The increase in investing activities is primarily the result of the Company implementing its new growth strategy through both acquisitions and new product development including the deployment of new wireless technology.

Cash used in financing activities totaled $253,000 and $135,000 for the nine months ended March 31, 2005 and 2004, respectively. Cash used in financing activities for the nine months ended March 31, 2005 included $72,000 paid to Jack Smith for the purchase of 200,000 shares of outstanding company stock in October 2004, and also included principal payments on long-term debt and capital lease obligations totaling approximately $245,000. Cash used in financing activities for the nine months ended March 31, 2004 included $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt.

Cash used in financing activities for the nine months ended March 31, 2005 and 2004 also included proceeds from shares issued under the Company’s employee stock purchase plan and the exercise of stock options totaling approximately $64,000 and $29,000, respectively.

We estimate that cash on hand of $1.1 million at March 31, 2005 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2005 for continuing operations in existing markets. As of March 31, 2005, the Company had negative working capital of approximately $1.4 million which included approximately $1.4 million in deferred revenue. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection these acquisitions. However, additional financing will be required to fund future acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

The Company is exploring the possibility of a private placement of approximately $1.5 million to fund acquisitions and additional wireless deployment in new non-metropolitan markets.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

Liquidity and Capital Resources (continued)

In addition, the following are contractual cash obligations entered into by the Company through March 31, 2005, for the next five fiscal years ending June 30:

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Connectivity contracts	$912,289	$196,111	$452,269	$263,909	$—	$—	$—
Operating leases	1,210,560	115,694	450,380	320,168	240,133	84,185	—
Long-term debt	413,304	131,117	167,415	67,786	46,986	—	—
Capital leases	323,050	20,386	88,101	74,113	54,368	54,368	31,714

	$2,859,203	$463,308	$1,158,165	$725,976	$341,487	$138,553	$31,714

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS 123R is required to be adopted by the Company on July 1, 2005. As part of this adoption, the Company will begin expensing its options and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the Company has outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this statement to have an impact on the financial statements, but the impact has not yet been determined.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended March 31,2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC.
(Registrant)

Date: 05/16/05	By:	/s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: 05/16/05	By:	/s/ Sandra T. Everett
Sandra T. Everett
Controller, Secretary and Chief Accounting Officer
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