Form 10-K
period 2005-06-30
INTERNET AMERICA INC
filed 2005-10-11
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on December 31, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $11,839,637. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more then 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 30, 2005 was 12,449,711.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in December 2005 to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

PART I

Item 1. Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider (“ISP”) that provides an array of Internet services tailored to meet the needs of residential and business subscribers. As of June 30, 2005, we served approximately 53,000 active subscribers. Internet America was incorporated in Texas in 1995 and currently has operations in the state of Texas.

Fiscal 2005 was a transition year for Internet America. The Company adjusted its focus and business away from reliance on dialup and broadband connectivity in major metropolitan markets to providing broadband wireless Internet connectivity to under-served and non-served rural markets. In the last twelve months, the Company has expanded its wireless operations into five new areas/markets through acquisitions (two markets) and through startup operations (three markets). The Company expanded into the rural areas north of Waco, Texas and south of Dallas (Hillsboro, Whitney, Blum, etc.) through the acquisition of Interlink Computer Connection in Hillsboro, Wacool.net in north Waco, and TXUN Internet Services in Whitney in September, October, and November 2004, respectively. In the last quarter of fiscal 2005, the Company opened new wireless operations in Corsicana, Texas 45 miles to the east of Hillsboro and Whitney. In July, 2005, the Company completed the acquisition of TopGun Telecom in Floresville, Texas, a community southeast of San Antonio. During the summer of 2005, the Company signed contracts to provide wireless internet connectivity to the rural towns of Columbus, Weimar, Schulenburg, and Flatonia, Texas and began operating in Weimar in the last half of September, 2005. The Company expects to initiate operations in the other three towns in that market area before the end of calendar 2005. Finally, during this past summer, the Company installed wireless facilities covering parts of Richmond and Rosenberg, Texas (southwest of Houston) and expects to begin operations in that area before the end of calendar 2005.

When economically feasible, the Company intends to open offices or “computer centers” in each rural market area. The Company currently has computer centers in the rural markets of Hillsboro, Corsicana, Floresville, Weimar, and Stafford, Texas. While each office and each market is different, the typical rented facility would have 1,500 to 2,000 square feet of space with between 4 and 10 employees. Hillsboro, which is the oldest and the largest of our rural facilities, employs 10 people while Weimar, the most recent addition employs 4 people as of this filing. We expect these centers to cover a market area that is larger than the town where it is located. We try to locate a center so that one can reach any part of its market within an hour’s drive. These centers provide sales, installation, and service of wireless connectivity. Additionally, three of the five centers also provide computer repair services and some installation and on site repair services. The center in Weimar will service Columbus, Schulenburg and Flatonia as well as future towns that may be added in that market.

In July, 2005, the Company constructed a wireless backhaul network from its Houston facility to Weimar. This wireless facility will be connected to San Antonio through Floresville in the next 60 days via additional backhaul towers and will provide a wireless network from San Antonio to Houston with redundancy to both Houston and San Antonio. The facility, when completed, will allow the Company to provide multiple business services as well as internet connectivity to many of the communities along or in the vicinity of Interstate 10 between San Antonio and Houston. While there is no guarantee that there will be significant revenues from this “wireless pipe”, preliminary inquiries from a number of businesses have encouraged the Company to complete construction in the near future.

The focus and emphasis of the Company over the past year has been to develop its wireless connectivity business in rural markets. While the first acquisitions in rural markets were completed between nine and twelve months ago in the Hillsboro area, the majority of our new markets have come on line since June 2005. The months between the first acquisitions and the recent addition of new markets were primarily used to learn more about rural marketing, develop operating systems for rural markets, establish management infrastructure, and apply accounting controls to those markets. At the same time, the Company was deemphasizing the major metropolitan markets and its dial-up business. In March 2005, the Company began a shift in the focus and the location of its employees to rural areas from the centralized Dallas headquarters. On March 1, 2005, the Company had 109 employees with all but 7 located in Dallas. As of September 30, 2005, the Company had 70 employees, with 34 located at headquarters in Dallas.

As marketing and sales programs have become more effective and technical systems have become more reliable over the last few months, sales to new wireless customers have started to increase. In August, installed, paying wireless customers increased, net after all wireless cancellations by 89 and in September they increased by 113. While September was better than August, it’s results were negatively affected by the preparations for and the down time that came from Hurricane Rita in the Southwest Houston and Weimar regions At the same time gross new signups for the Company in August were 179 and in September were 219. This is contrasted to net installs for May, June and July of 15, 11, and 4, respectively, and gross new signups of 91, 77 and 76, respectively, for the same three months. The Company’s goal is to increase new wireless customers by 10% per month. This is an aggressive goal and there is no assurance that we can achieve this growth rate over a sustained period of time. We do believe that the rural underserved and non served markets offer excellent growth potential while they remain underserved or non-served.

Growth through acquisition and de novo startup markets

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many wireless Internet service providers (“WISPS”) who need the sales, marketing, and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company has assembled a database of potential merger/acquisition candidates in its region that it has collected through meetings and discussions with various companies and whom it believes may be potential acquisitions. The Company is focusing on markets that enhance its geographic and strategic plans. While we are gaining experience opening new markets de novo, acquisitions remain attractive as an important method of acquiring good, experienced management. For this reason, as well as the potential attractiveness of some acquisitions, the Company anticipates blending its expansion to new rural markets in the near term between de novo openings and acquisitions. In addition to the opportunity for organic growth, some of the larger potential combinations appear to be even more attractive because of duplication and redundancy in areas such as customer support, accounting, telecom costs, and systems. Management believes that such combinations could be synergistic in improving sales and marketing while saving money by reducing duplicated expenses. Therefore, management intends to aggressively pursue larger acquisitions where they exist in our targeted geographic areas.

As of September 30, 2005, wireless service is provided to our customers via a wireless network composed of 48 towers or other high altitude platforms such as municipal water tanks which are located in our rural regions and provide point to multipoint communications to the customer over various frequencies. This network is connected primarily by wireless backhaul communication links utilizing 68 radios which link the towers together. We provide the end-user connectivity from these towers utilizing 86 Access Point radios that use different technologies and frequencies as necessary depending on their location and the surrounding topography. In addition, the backhaul network utilizes 12 additional towers or hops for access to the transmission locations where we provide connectivity for our customers. The coverage area for each location is on average, a 10 mile radius from each of our customer serving towers. As of September 30, 2005, Internet America serves wireless customers in Texas with coverage areas reaching communities starting 35 miles south of Dallas, to 80 miles north of the coast of the Gulf of Mexico where we provide access from Houston to San Antonio.

Elements of our growth strategy include:

Development of Value-Added Revenue Streams. We continue to develop value-added revenue streams such as dedicated broadband connectivity, Fax-2-Email and web hosting. In addition, we continue to evaluate other value-added service opportunities such as Internet telephony. We believe that a user dense, regional customer base provides an excellent platform for the introduction of new value-added services, taking advantage of existing brand awareness and economies of scale.

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

Creative Use of Advertising to Maintain the Internet America Brand. We have used primarily outdoor billboard, radio and print media advertising in the major metropolitan markets and the same media plus door hangars, local events, and resellers in rural markets in Texas. We are currently deploying marketing using these media and are working on new ones in the more rural markets.

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

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines (ADSL), fractional to full T-1, DS-3 level connectivity and wireless connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet. As of June 30, 2005, Internet America had approximately 3,200 DSL subscribers.

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

Wireless Broadband Internet Access. Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses, and personal web sites.

Customer Care

Our goal of customer satisfaction begins with providing superior systems and network performance. In addition to the provision of excellent systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by strong responses to customer problems via telephone, email and newsgroups.

Individuals accessing the Internet have many different operating system, hardware and network configurations, coupled with varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

•	Problems affecting a variety of hardware systems;

•	Start-up or other basic problems of new subscribers or new Internet users;

•	Highly technical issues that sophisticated users may encounter; and

•	Operating system defects/workarounds.

We had approximately 23 customer care employees at June 30, 2005. Customer care is available to subscribers 24-hours-a-day, 7-days-a-week. In addition to diagnosing and resolving subscribers’ technical problems, members of our customer care department answer questions about account status and billing information, provisions new product requests and provides configuration information.

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

Fax-2-Email – This provides our customers the ability to receive faxes directly in their email inbox. We offer two versions of the service, one with a limit of 50 received faxes and another with unlimited usage

Family Safe – In keeping with our view of providing our customers a safe Internet experience, we provide a product called Family Safe which offers customers a specialized software package to customize restrictions of access to certain websites and also to track the viewing habits of others who might abuse the use of the Internet

@Backup – In 2004 Internet America partnered with @Backup to develop a new online storage solution for our customers. The product was released in early summer and has seen many customers utilize the new online storage solution to better manage their need to safely backup their data. Our @Backup solution is simple, cost effective and allows a customer to set-it-and-forget-it.

Air Fetch – Also in 2004, we developed and implemented a new service called Air Fetch to enable our customers to check their non-Internet America email accounts from a local Internet America website, to provide better management of all of a customer’s email accounts. An example would be if a customer had the email addresses of abc@ev1.net and abc@airmail.net, by signing up with the Air Fetch service from Internet America, a customer could check all of their email accounts in one place using Air Fetch. Because of the nature of these products, there can be no assurance that all of these products will generate significant revenue for the Company in the future.

We are developing several exciting new products for our portfolio that will further enhance the customer value delivered for Internet America subscribers.

Family Mail America – Playing upon the idea that we are a net-enabled Internet service provider and furthering the idea that our products are customizable to the market, we are rolling out a new personalized email service called Family Mail America. This product will allow a customer to have their own EMAIL domain, i.e. thejonesfamily.com and assign as many names as they wish to the email to personalize their Internet mail experience.

Broadband over Powerline (BPL) – Internet America is exploring a new technology on the horizon called Broadband over Powerline to help provide expanded broadband coverage to customers. BPL is a technology that allows a customer to easily plug in a modem into their electrical outlet and receive high-speed Internet. We have installed a beta BPL installation in a suburb of Dallas, Texas and will be testing other vendor’s products in one of our new markets in the next few months. While BPL does not appear to offer substantial revenue potential in the immediate future, we intend to stay current with the development of the technology so that we are positioned to utilize it when it becomes ready for broad scale deployment.

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

Technology and Development

Although we do not focus a material amount of resources on creating new technologies, we recognize the growth and opportunity for broadband residential and business requested services and technologies, and we are continuously evaluating new technologies and applications for possible introduction or incorporation into our services. High-speed connectivity is essential to the commercially viable deployment of new, value-added services such as Internet telephony, particularly Voice over IP (“VOIP”), video and audio programming distribution, such as movies or television programs on-demand, and other high-bandwidth, low-latency applications. We are committed to developing and maintaining strong, stable, resilient broadband networks in order to provide these value-added services to our subscribers, and as new services are introduced, we believe our customers will quickly be able to adopt these new offerings on the infrastructure on which our network is deployed.

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek, “Airmail.net,” and “Airnews.net,” are registered service marks of Internet America or its subsidiaries. In addition, as we open more “computer centers” in rural markets and become more entrenched and integrated into the communities that we serve through our local offices, local staff, and internet connectivity, we believe that our brand and our presence may create some barriers to entry and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We believe that the primary competitive factors determining success in this market include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

•	commercial online service providers, such as AOL Time Warner and the Microsoft Network;

•	national ISPs, such as EarthLink;

•	national telecommunications providers, such as AT&T, Qwest, MCI and Sprint;

•	regional telecommunications providers, such as SBC Communications;

•	free and low cost providers, such as United Online;

•	numerous regional and local ISPs and WISPs;

•	computer hardware and software companies, and other technology companies, such as Microsoft and Dell;

•	cable operators, such as Time Warner and Comcast;

•	fixed wireless communications companies; and

•	satellite companies.

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

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as “information service providers,” rather than regulated “telecommunications providers” under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers. However, as we provide Internet access delivered via digital subscriber line (DSL) or wireline broadband technology, which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.

Changes in the FCC’s policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business. The FCC has recently determined that Internet access providers, utilizing DSL technology, are “information services functionally integrated with a telecommunications component”. In the past, the FCC required that telephone companies and similar carriers offer the DSL transmission component separately from their own Internet service, as a stand-alone service on a common-carrier basis. In August of 2005, this regulation requiring that telephone companies share their telephone lines was removed effective August 2006, thereby allowing telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both.

Internet America has approximately 3,200 DSL subscribers and over the next 12 months, we intend to enter into renegotiation of our contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. The intended result will be a mutually agreeable solution which will allow Internet America to continue to provide cost effective DSL service to our customers. However, there is no guarantee that we will be successful in renegotiating our contracts with the ILEC providers by August of 2006.

Further changes in the FCC’s policies relating to the classification of telecommunications services and information services could have more adverse effects on our business. If the FCC were to classify us as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, could impede our ability to compete for broadband customers and could cause us to have to increase prices for our services.

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

Employees

As of June 30, 2005, we employed approximately 64 people, almost all of whom are full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Available Information and Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s website at www.internetamerica.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Item 2. Properties

Our corporate headquarters are located in downtown Dallas, Texas at One Dallas Center, 350 N. St. Paul, Suite 3000, where all executive functions exist. We lease approximately 19,000 square feet in Dallas, Texas, approximately 5,600 square feet in Houston, Texas, approximately 1,500 square feet in Hillsboro, Texas, approximately 5,600 square feet in Stafford, Texas and approximately 2,000 square feet in Corsicana, Texas. In addition, in July 2005, related to our acquisition of TopGunTelecom, we leased approximately 1,500 square feet in Floresville, Texas. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchase of Equity Securities

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

	High	Low
Fiscal Year Ended June 30, 2005:
First Quarter	$0.80	0.51
Second Quarter	1.54	0.66
Third Quarter	1.54	0.87
Fourth Quarter	1.17	0.67
Fiscal Year Ended June 30, 2004:
First Quarter	$1.15	$0.36
Second Quarter	1.40	0.82
Third Quarter	1.25	0.88
Fourth Quarter	0.90	0.55

At September 30, 2005, there were 256 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 30, 2005 was $0.64 per share.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 12 of this Form 10-K, which incorporates by reference a section of the Company’s definitive proxy statement.

Item 6. Selected Financial Data

The selected financial data set forth below for each of the three years in the period ended June 30, 2005, has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial data set forth below for each of the two years in the period ended June 30, 2002, has been derived from audited financial statements for those periods not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
REVENUES:
Internet services	$10,063	$12,011	$17,493	$25,417	$34,642
Other	584	18	30	73	233

Total	10,647	12,029	17,523	25,490	34,875

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,518	6,368	8,736	12,719	22,013
Sales and marketing	607	687	487	699	3,348
General and administrative	2,887	3,193	4,333	5,335	7,713
(Recoveries of) provision for debt expense	(1)	177	703	2,254	3,283
Depreciation and amortization	602	253	669	15,510	15,787
Gain on vendor settlement	—	—	—	—	(2,395)
Lawsuit expense (gain)	—	332	(321)	—	3,200

Total	10,613	11,010	14,607	36,517	52,949

INCOME (LOSS) FROM OPERATIONS	34	1,019	2,916	(11,027)	(18,074)
INTEREST INCOME	29	98	22	20	73
INTEREST EXPENSE	(44)	—	(636)	(558)	(66)

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	19	1,117	2,302	(11,565)	(18,067)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS)	$19	$1,117	$2,302	$(11,565)	$(18,067)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.00	$0.11	$0.22	$(1.15)	$(1.82)

DILUTED	$0.00	$0.11	$0.22	$(1.15)	$(1.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	11,771,571	10,409,116	10,255,671	10,049,450	9,906,502

DILUTED	11,835,249	10,409,116	10,268,296	10,049,450	9,906,502

BALANCE SHEET DATA:
Cash and cash equivalents	$2,364	$1,870	$1,968	$2,902	$1,513
Other assets, net	4,905	4,361	4,381	4,451	18,654
Total assets	8,383	6,824	7,275	9,434	23,913
Accrued settlements	0	120	0	3,300	3,300
Long-term liabilities	293	0	0	0	0
Total stockholders’ equity	5,429	3,931	2,924	413	11,911
OTHER DATA:
EBITDA (1)	636	1,272	3,585	4,483	(2,287)
Cash flows related to:
Operating activities	(266)	178	(762)	2,714	1,091
Investing activities	(335)	(140)	(143)	(552)	(491)
Financing activities	$1,096	$(136)	$(29)	$(774)	$(461)

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$19	$1,117	$2,302	$(11,565)	$(18,067)
Add:
Depreciation and amortization	602	253	669	15,510	15,787
Interest income	(29)	(98)	(22)	(20)	(73)
Interest expense	44	—	636	558	66
Income tax benefit	—	—	—	—	—

EBITDA (1)	$636	$1,272	$3,585	$4,483	$(2,287)

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income (loss) as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2005, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-K

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions, especially as a result of the recent U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (8) that service interruptions or impediments could harm our business; (9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (10) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (11) that government regulations could force us to change our business practices; (12) that we may be unable to continually develop effective business systems, processes and personnel to support our business; (13) that we may be unable to hire and retain qualified personnel, including our key executive officers; (14) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (15) that our stock price has been volatile historically and may continue to be volatile; and (16) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

Overview

Internet America is an ISP serving approximately 53,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas as of June 30, 2005. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented more than 99% of our revenue for each of the two years in the period ended June 30, 2004. For the year ended June 30, 2005, Internet access services accounted for 94.5% of total revenue with the remaining revenues related primarily to wireless reseller revenues.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The Company does not currently have an adequate broadband solution for a majority of its customers in the major metropolitan areas and we operate in a highly competitive market for each of our service offerings. The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. The largest competitors in broadband access are the cable companies and regional bell operating companies.

The Company has undertaken several initiatives to address the declining subscriber base and decrease in its total revenues and the related impact on profitability including:

•	Change in focus to under served and non-served markets;

•	Actively pursing potential WISP acquisitions;

•	Initiatives in the development of new sources for BPL services and the introduction of new products like Fax-2-Email and VoIP; and

•	Continuing to identify opportunities to improve profitability.

As more fully described in Part I, Item 1. Business, the Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets. During the fiscal year ended June 30, 2005, we expanded in the rural markets through acquisitions and the deployment of new infrastructure. The Company is actively pursuing development and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for internet connectivity may be under-served or non-served. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation.

Additionally, management is evaluating other product offerings with a view toward improving profitability. Management is realigning both capital and human resources to focus on acquisitions, broadband connectivity, VoIP, and Fax-2-Email software. We expect to continue to evaluate the feasibility of new technologies and develop new service offerings, focusing primarily on offerings associated with traditional wireline and wireless voice services

Management continues to evaluate overall profitability. During 2005, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. Excluding connectivity costs directly related to acquisitions, connectivity costs decreased approximately 30.9% for fiscal 2005 compared to fiscal 2004, as follows:

	Total Telecommunications Costs 2005	Fiscal 2005 Related to Acquisitions	Net 2005	Fiscal 2004	Net $ Difference
Internet connectivity	$586,667	$(104,225)	$482,442	$719,792	$(237,350)
Telephone connectivity	2,142,292	(237,459)	1,904,833	2,738,581	(833,748)
Tower rentals	10,161	(7,512)	2,649	—	2,649

	$2,739,120	$(349,196)	$2,389,924	$3,458,373	$(1,068,449)	(30.9)%

The Company also reduced head count in fiscal 2005 through a reduction-in-force (“RIF”) carried out by management in March and April 2005. Although a certain number of staff has been added since April 2005 and we incurred severance costs related to the RIF, the Company still experienced an approximate 14.3% decrease in total salaries and wages, excluding severance costs of approximately $132,000 and acquisition related salaries of approximately $327,000.

In fiscal 2005 the Company also became a wireless equipment reseller (“WER”). Our WER business involves purchasing wireless infrastructure equipment and wireless customer premise equipment in bulk for both internal purchases and for resell to other WISP’s. Bulk purchases allow the Company to maximize its cost savings for the deployment of wireless. Included in other revenues during fiscal 2005 is revenue of approximately $582,000 related the Company’s WER revenues.

Company management believes the initiatives identified above are instrumental to the achievement of our goals, but they may be subject to competitive, regulatory, and other events and circumstances that are beyond our control. We can provide no assurance that we will be successful in achieving any or all of the initiatives, that the achievement or existence of such initiatives will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue includes Neo server revenue, which was discontinued in November 2004, and wireless equipment reseller revenues.

Prior to fiscal 2005 the Company operated primarily out of its corporate headquarters in Dallas, Texas. In fiscal 2005, in addition to the corporate office, the Company began operating out of local offices including computer centers in Corsicana, Texas, Hillsboro, Texas and Stafford, Texas. Operating expenses for the Company includes operating expenses for the both the corporate office and the local computer centers.

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

Results of Operations

Year Ended June 30, 2005 Compared to June 30, 2004

The following table shows financial data for the years ended June 30, 2005 and 2004. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2005		Year Ended June 30, 2004
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$10,063	94.5%	$12,011	99.8%
Other	584	5.5%	18	0.2%

Total	10,647	100.0%	12,029	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,518	61.2%	6,368	52.9%
Sales and marketing	607	5.7%	687	5.7%
General and administrative	2,887	27.1%	3,193	26.5%
(Recoveries of) provision for bad debt expense	(1)	.0%	177	1.5%
Depreciation and amortization	602	5.7%	253	2.1%
Lawsuit expense	—	—%	332	2.8%

Total	10,613	99.7%	11,010	91.5%

OPERATING INCOME	34	0.3%	1,019	8.5%
INTEREST (EXPENSE) INCOME, NET	(15)	(.1)%	98.8%

NET INCOME	$19	0.2%	$1,117	9.3%

NET INCOME PER COMMON SHARE:
BASIC	$0.00		$0.11

DILUTED	$0.00		$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,771,571		10,409,116

DILUTED	10,835,249		10,409,116

OTHER DATA:
Subscribers at end of period (1)	53,000		58,000
Number of employees at end of period	64		87
EBITDA(2)	$636		$1,272
EBITDA margin(3)	6.0%		10.6%
CASH FLOW DATA:
Cash flow (used in) provided by operations	$(266)		$178
Cash flow used in investing activities	$(335)		$(140)
Cash flow provided by (used in) financing activities	$1,096		$(136)

Reconciliation of net income to EBITDA:

Net income	$19		$1,117

Add:

Depreciation and amortization	602		253
Interest income	(29)		(98)
Interest expense	44		—

EBITDA (2)	$636		$1,272

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $1.4 million, or 11.5%, to $10.6 million in fiscal 2005 from $12.0 million in fiscal 2004. The Company’s subscriber counts decreased by 5,000, or 8.6%, to 53,000 as of June 30, 2005 compared to 58,000 as of June 30, 2004. The net decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless equipment reseller revenue. Revenue from acquisitions and wireless equipment reseller revenue was approximately $1.2 million and $0.6 million, respectively, for the year ended June 30, 2005. The Company became a wireless access provider in September 2004 and in November 2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expenses increased by approximately $150,000, or 2.4%, to $6.52 million for fiscal 2005 from $6.37 million for fiscal 2004. Approximately $768,000 and $521,000 of the net change in this expense relates to increased connectivity and operating costs related to acquisitions and wireless equipment reseller cost of sales, respectively, incurred in fiscal 2005. Approximately $451,000 of the net change relates to a net increase in sales tax expense. In fiscal 2005 the Company recorded sales tax expense of approximately $104,000 related to a reserve for an on-going sales tax audit for the calendar years 2001 to 2003 compared to a $347,000 reduction in expense in fiscal 2004 for refunds of sales tax overpaid in 1999 and 2000.

Excluding the increases for acquisition connectivity and operating costs, wireless equipment reseller cost of sales in 2005 and the sales tax the net difference between the two fiscal periods is a decrease of approximately $1,590,000. Approximately $1,070,000 of this change relates primarily to a decrease in connectivity costs due to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. The remaining difference relates primarily to a net decrease in customer care and systems payroll of approximately $683,000, offset by of severance costs of approximately $123,000. As a percentage of total revenue, connectivity and operations expense increased to 61.2% for fiscal 2005 from 52.9% for fiscal 2004 due to lower margins on the wireless equipment reseller revenue as well as the decrease in revenues.

Sales and marketing. Sales and marketing expenses decreased by $80,000, or 11.6%, to $607,000 for fiscal 2005 from $687,000 for the prior fiscal year. The net change relates to approximately $243,000 in increased payroll costs offset by approximately $323,000 in decreased advertising expenses. The payroll increases relate primarily to the hiring in fiscal 2005 of two new sales and marketing staff members including the new wireless equipment reseller manager and the Vice President – Marketing and Sales (“VP-M&S”) hired in August 2004 and severance costs of approximately $6,000. The VP-M&S resigned in April 2005. The decrease in advertising expenses relate primarily to a billboard campaign carried out in fiscal 2004 that was not renewed by the Company in fiscal 2005.

General and administrative. General and administrative (“G&A”) expenses decreased by $0.3 million, or 9.5%, to $2.9 million for fiscal 2005 from $3.2 million for fiscal 2004. The decrease relates primarily to decreases in personnel costs, professional fees and office expenses for the corporate office offset by increases in G&A related to acquisitions. G&A salaries and wages decreased by $0.1 million or 9.1%, to $1.0 million for the year ended June 30, 2005, compared to $1.1 million for the year ended June 30, 2004, primarily as a result of the Company’s staff reductions offset by approximately $41,000 in acquisition related payroll and severance costs of approximately $4,000.

Professional fees decreased by approximately $169,000, or 26.1%, to $477,000 for the year ended June 30, 2005, compared to $646,000 for the year ended June 30, 2004. Professional fees during fiscal 2004 included approximately $312,000 in fees related to the settlement of lawsuits during the year. Excluding the 2004 fees related to lawsuit settlements, the fiscal 2005 fees increased by approximately $143,000. Approximately $35,000 of the increase from fiscal 2004 to fiscal 2005 relates to an increase in the annual external audit fee. The remaining increase relates to legal fees incurred in fiscal 2005 associated with acquisitions, the stock rights agreement implemented in the first quarter and the non-employee option plan adopted in the second quarter.

Excluding G&A salaries and wages and professional fees the net change in G&A expense from fiscal 2004 to fiscal 2005 was a decrease of approximately $36,000. The net decrease was primarily a result of costs savings related to fewer employees offset by increases related to acquisitions.

Provision for bad debt expense. Provision for bad debt expense decreased by $178,000, or 100.6%, to a $1,000 credit for fiscal 2005 from $177,000 for fiscal 2004. The decrease relates primarily to changes in billing systems and tightened credit policies and procedures. As of June 30, 2005, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense increased by $349,000, or 137.9%, to $602,000 for fiscal 2005 from $253,000 for fiscal 2004. Fiscal 2005 depreciation increased approximately $34,000 over fiscal 2004 related primarily to depreciation of fixed assets acquired through acquisitions as well as capital purchases made for the build out of our wireless infrastructure. Amortization expense in fiscal 2005 of approximately $315,000 represents the amortization of subscriber acquisition costs.

Lawsuit expense. Lawsuit expense of $332,000 in fiscal 2004 relates to settlements entered into by the Company with one former non-employee director and two former employees.

Interest (expense) income, net. Net interest increased by $113,000, or 115.7%, to a net interest expense of $15,000 for fiscal 2005 compared to net interest income of $98,000 for fiscal 2004. Net interest in fiscal 2005 includes interest expense of approximately $44,000 related primarily to acquisition debt and interest income of approximately $29,000 related primarily to interest earned on the Company’s cash balances. During fiscal 2004 the Company recorded no interest expense, but did record interest income of approximately $62,000 related to interest earned on an overpayment of sales tax during 2000, interest income on an outstanding note receivable from a former CEO of approximately $5,000 and approximately $31,000 related to interest earned on the Company’s cash balances.

Year Ended June 30, 2004 Compared to June 30, 2003

The following table shows financial data for the years ended June 30, 2004 and 2003. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2004		Year Ended June 30, 2003
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$12,011	99.8%	$17,493	99.8%
Other	18	0.2%	30	0.2%

Total	12,029	100.0%	17,523	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,368	52.9%	8,736	49.9%
Sales and marketing	687	5.7%	487	2.8%
General and administrative	3,193	26.5%	4,333	24.7%
Provision for bad debt expense	177	1.5%	703	4.0%
Depreciation and amortization	253	2.1%	669	3.8%
Lawsuit expense (gain)	332	2.8%	(321)	(1.8)%

Total	11,010	91.5%	14,607	83.4%

OPERATING INCOME	1,019	8.5%	2,916	16.6%
INTEREST INCOME (EXPENSE), NET	98.8%		(614)	(3.5)%

NET INCOME	$1,117	9.3%	$2,302	13.1%

NET INCOME PER COMMON SHARE:
BASIC	$0.11		$0.22

DILUTED	$0.11		$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,409,116		10,255,671
DILUTED	10,409,116		10,268,296
OTHER DATA:
Subscribers at end of period (1)	58,000		78,000
Number of employees at end of period	87		119
EBITDA(2)	$1,272		$3,585
EBITDA margin(3)	10.6%		20.5%
CASH FLOW DATA:
Cash flow from operations	$178		$(762)
Cash flow used in investing activities	$(140)		$(143)
Cash flow used in financing activities	$(136)		$(29)

Reconciliation of net income to EBITDA:

Net income	$1,117		$2,302
Add:
Depreciation and amortization	253		669
Interest (income) expense, net	(98)		614

EBITDA(2)	$1,272		$3,585

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Subscriber counts previously reported by the Company included certain complimentary services and certain suspended services.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

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

Cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2005 cash used in operations was $266,000, compared to cash provided by operations of $178,000 in fiscal 2004 and cash used in operations in fiscal 2003 of $762,000. For fiscal 2005 net income plus non-cash items contributed $620,000 in cash which was then used primarily for purchases of inventory, pay off of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory increased in fiscal 2005 primarily due to the Company becoming a wireless equipment reseller during November 2004. For fiscal 2004 net income plus non-cash items contributed $1.7 million in cash which was then used primarily for the pay off of accounts payable and accrued expenses and a decrease in deferred revenue. Net income plus non-cash items for fiscal 2003 contributed $3.8 million in cash which was offset primarily by decreases in accounts payable and accrued expenses including a $3.3 million lawsuit settlement payment and by a decrease in deferred revenue. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count and the related decrease in revenue.

Cash used in investing activities totaled $335,000, $140,000 and $143,000 for the years ended June 30, 2005, 2004 and 2003, respectively. For fiscal 2004 and 2003 cash was used primarily for computer software and equipment purchases. The increase in cash used for investing activities for fiscal 2005 relates primarily to acquisitions and the deployment of new wireless infrastructure.

Cash provided by financing activities for fiscal 2005 totaled $1.1 million primarily as a result of $1.5 million in proceeds from a private placement completed by the Company in May 2005 offset by principal payments on debt and capital leases. Cash was also used in fiscal 2005 to pay $73,000 to Jack Smith for the purchase of 200,000 shares of outstanding company stock in October 2004. For fiscal 2004 and 2003 cash used in financing activities totaled $136,000 and $29,000, respectively, consisting primarily of proceeds from stock issuances offset by principal payments on debt and capital leases. Cash used in financing activities for fiscal 2004 also included $150,000 paid to purchase an outstanding stock option of the Company from William O. Hunt.

We estimate that cash on hand of $2.4 million at June 30, 2005 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2006 for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure . Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection these acquisitions. However, additional financing may be required to fund future acquisitions. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through June 30, 2005, for the next five fiscal years ending June 30:

		Payments Due By Period
	Total	2006	2007	2008	2009	2010	Thereafter
Connectivity contracts	$888,888	$740,256	$148,632	$—	$—	$—	$—
Operating leases	1,252,243	492,495	358,918	309,296	89,734	1,800	—
Long-term debt	346,480	241,742	56,018	48,720	—	—	—
Capital leases	300,455	86,996	73,009	54,368	54,368	31,714	—

	$2,788,066	$1,561,489	$636,577	$412,384	$144,102	$33,514	$—

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

Our critical accounting policies are as follows:

•	Accounting for income taxes; and

•	Valuation of goodwill.

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

The deferred tax asset as of June 30, 2005 of $12.0 million is fully reserved due to continued tax losses since inception of the Company. Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future. The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Valuation of Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

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

Based on our current impairment test, there would have to be a significant change in our cash flow projections used in such calculation in order for an impairment to occur as of June 30, 2005.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-19 and include our Balance Sheets as of June 30, 2005 and 2004, Statements of Income for each of the three years in the period ended June 30, 2005, Statements of Shareholders’ Equity for each of the three years in the period ended June 30, 2005, Statements of Cash Flows for each of the three years in the period ended June 30, 2005, and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the year ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we believe existing controls and procedures are effective, we continue to examine, refine and formalize our controls and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Management and Certain Shareholders” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Income

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

The Company filed a Form 8-K on May 25, 2005 announcing the unregistered sales of equity securities pursuant to a Securities Purchase Agreement dated as of May 20, 2005, with several investors, at a price per share of $0.75. Proceeds to the Company from the sale of the securities were approximately $1,500,000.

The Company filed a Form 8-K on June 6, 2005 announcing the resignation of Dave Hanna as a Director of the Board of Directors of the Company effective June 6, 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 11th day of October, 2005.

INTERNET AMERICA, INC.

/s/ William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer and Director

/s/ Sandra T. Everett
Sandra T. Everett
Chief Accounting Officer and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William E. Ladin, Jr. William E. (Billy) Ladin, Jr.	Chairman of the Board and Chief Executive Officer	October 11, 2005

/s/ Troy LeMaile-Stovall Troy Lemaile-Stovall	Director	October 11, 2005

/s/ Justin McClure Justin McClure	Director	October 11, 2005

/s/ John Palmer John Palmer	Director	October 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Internet America, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas

October 7, 2005

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,364,287	$1,869,750
Accounts receivable, net of allowance for uncollectible accounts of $75,695 and $74,819 in 2005 and 2004, respectively	182,953	214,649
Inventory	135,006	3,810
Prepaid expenses	52,238	76,475
Other current assets	31,506	—

Total current assets	2,765,990	2,164,684
PROPERTY AND EQUIPMENT — Net	712,139	298,417
OTHER ASSETS — Net	4,904,712	4,360,838

TOTAL	$8,382,841	$6,823,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$439,551	$562,999
Accrued liabilities	543,689	630,755
Deferred revenue	1,367,852	1,587,172
Note payable	—	112,500
Current portion of long-term debt	241,742	—
Current portion of capital lease obligations	68,460	—

Total current liabilities	2,661,294	2,893,426

Long-term debt	104,738	—
Capital lease obligations	187,988	—

Total liabilities	2,954,020	2,893,426

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 12,597,035 and 10,449,652 issued and 12,397,035 and 10,449,652 outstanding in 2005 and 2004, respectively	125,971	104,497
Additional paid-in capital	57,158,477	55,622,488
Treasury stock, at cost; 200,000 and -0- shares outstanding as of June 30, 2005 and 2004, respectively	(160,000)	—
Note receivable from shareholder	—	(82,000)
Accumulated deficit	(51,695,627)	(51,714,472)

Total shareholders’ equity	5,428,821	3,930,513

TOTAL	$8,382,841	$6,823,939

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2005	2004	2003
REVENUES:
Internet services	$10,063,538	$12,011,318	$17,493,106
Other	583,906	17,653	30,030

Total	10,647,444	12,028,971	17,523,136

OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,518,302	6,367,893	8,736,398
Sales and marketing	606,801	686,747	486,933
General and administrative	2,886,738	3,193,205	4,332,879
(Recoveries of) provision for bad debt expense	(518)	176,981	702,580
Depreciation and amortization	601,956	253,240	669,383
Lawsuit settlement expense (gain)	—	331,860	(321,201)

Total	10,613,279	11,009,926	14,606,972

INCOME FROM OPERATIONS	34,165	1,019,045	2,916,164
INTEREST INCOME	28,620	97,515	21,719
INTEREST EXPENSE	(43,940)	—	(635,624)

INCOME BEFORE INCOME TAXES	18,845	1,116,560	2,302,259
INCOME TAX EXPENSE	—	—	—

NET INCOME	$18,845	$1,116,560	$2,302,259

NET INCOME PER COMMON SHARE:
BASIC	$0.00	$0.11	$0.22

DILUTED	$0.00	$0.11	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,771,571	10,409,116	10,255,671

DILUTED	10,835,249	10,409,116	10,268,296

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Note Receivable From Shareholder	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JUNE 30, 2002	10,105,249	$101,052	$55,527,213	$—	$(82,000)	$(55,133,291)	$412,974

Issuance of common stock	232,227	2,323	54,044	—	—	—	56,367
Stock compensation expense	—	—	2,000	—	—	—	2,000
Issuance of stock option pursuant to letter of credit agreement	—	—	150,000	—	—	—	150,000
Net income	—	—	—	—	—	2,302,259	2,302,259

BALANCE, JUNE 30, 2003	10,337,476	103,375	55,733,257	—	(82,000)	(52,831,032)	2,923,600

Issuance of common stock	112,176	1,122	39,231	—	—	—	40,353
Purchase of stock option pursuant to letter of credit agreement	—	—	(150,000)	—	—	—	(150,000)
Net income	—	—	—	—	—	1,116,560	1,116,560

BALANCE, JUNE 30, 2004	10,449,652	104,497	55,622,488	—	(82,000)	(51,714,472)	3,930,513

Issuance of common stock	147,383	1,474	110,989	—	—	—	112,463
Issuance of common stock pursuant to private placement	2,000,000	20,000	1,425,000	—	—	—	1,445,000
Purchase of stock pursuant to settlement agreement	—	—	—	(160,000)	82,000	—	(78,000)
Net income	—	—	—	—	—	18,845	18,845

BALANCE, JUNE 30, 2005	12,597,035	$125,971	$57,158,477	$(160,000)	$—	$(51,695,627)	$5,428,821

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$18,845	$1,116,560	$2,302,259
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	601,956	253,240	669,383
(Recoveries of) provision for bad debt expense	(518)	176,981	702,580
Non-cash stock compensation expense	—	—	2,000
Non-cash settlement expense	—	137,500	—
Issuance of stock option pursuant to letter Of credit agreement	—	—	150,000
Changes in operating assets and liabilities:
Restricted cash	—	—	200,000
Accounts receivable	22,263	(40,146)	(377,275)
Inventory	(194,079)	(3,810)	—
Prepaid expenses	24,237	86,272	103,275
Other current assets	(31,506)	—	—
Other assets	(2,454)	19,555	70,651
Accounts payable and accrued liabilities	(313,417)	(1,087,287)	(524,106)
Deferred revenue	(391,291)	(481,232)	(760,989)
Accrued lawsuit expense	—	—	(3,300,000)

Net cash (used in) provided by operating activities	(265,964)	177,633	(762,222)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(226,039)	(139,731)	(142,720)
Cash paid for acquisitions	(109,250)	—	—

Net cash used in investing activities	(335,289)	(139,731)	(142,720)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,502,883	40,353	56,367
Purchase of treasury stock, net of note and accrued interest forgiven	(72,661)	—	—
Purchase of stock option pursuant to letter Of credit agreement	—	(150,000)	—
Principal payments under capital lease obligations	(33,946)	(14,096)	(78,133)
Principal payments of long-term debt	(300,486)	(12,500)	(6,746)

Net cash provided by (used in) financing activities	1,095,790	(136,243)	(28,512)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	494,537	(98,341)	(933,454)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,869,750	1,968,091	2,901,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,364,287	$1,869,750	$1,968,091

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$34,239	$—	$245,624

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended June 30,
	2005	2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$87,349	$—	$—

Transfers between fixed assets and inventory	$62,883	$—	$—

Assets acquired through accounts payable	$19,549	$—	$—

Assets acquired through capital lease obligation	$217,070	$—	$—

Stock issued in connection with acquisitions	$54,580	$—	$—

Debt assumed in connection with acquisitions	$251,463	$—	$—

Debt issued in connection with acquisitions	$356,327	$—	$—

Note payable issued in connection with lawsuit settlement	$—	$137,500	$—

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2005 and 2004

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider (“ISP”) in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced cumulative operating losses through the fiscal year ended June 30, 2002 and has experienced continued declines in revenue since fiscal 2002. The Company’s operations are subject to certain risks and uncertainties including, among others, risks associated with technology and regulatory trends, evolving industry standards, dependence on its network infrastructure and suppliers, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources and the development of the Internet market. There can be no assurance that the Company will be successful in sustaining profitability and positive cash flow in the future.

Revenue Recognition — Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided. Revenues from the Company wireless equipment reseller business are recognized when the products are shipped.

Credit Risk — The Company’s accounts receivable potentially subjects the Company to credit risk, as collateral is generally not required.

During the years ended June 30, 2005, 2004 and 2003, the Company recorded a (recovery) provision for bad debt expense totaling $(0.01) million, $0.2 million, and $0.7 million, respectively. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and collection efforts were continued on such accounts.

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

Inventory — Inventory, consisting primarily of wireless equipment reseller radios and related equipment, is carried at the lower of cost or market. Cost is determined using primarily the first-in, first-out method, or alternatively the average cost method.

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

Other Assets — Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. and PDQ.Net, Incorporated and subscriber acquisition costs related to acquisitions completed during the year ended June 30, 2005. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 24 months. The Company does not amortize goodwill; however goodwill is tested annually for impairment, or sooner if circumstances require, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment of goodwill occurred during the year ended June 30, 2005.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the year ended June 30, 2005.

Stock-Based Compensation — The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of Statement No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) had been adopted.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosures are no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after December 15, 2005, for public companies that are small business issuers (See subsequent events – footnote 14). The Company expects to adopt SFAS No. 123 (R) on July 1, 2006, based on the new effective date announced by the SEC and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share below adjusted for the impact of forfeitures. The Company’s earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s net (loss) income and (loss) income per share would have been as indicated below:

		2005	2004	2003
Net income	As reported	$18,845	$1,116,560	$2,302,259
Net (loss) income	Pro Forma	(163,905)	859,516	1,664,910

Basic income per share	As reported	$0.00	$0.11	$0.22

Diluted income per share	As reported	$0.00	$0.11	$0.22

Basic (loss) income per share	Pro Forma	$(0.02)	$0.08	$0.16

Diluted (loss) income per share	Pro Forma	$(0.02)	$0.08	$0.16

The fair value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 30 days to 10 years, volatility ranging from 200% to 320%, risk-free interest rate ranging from 1.9% to 4.0%, and an expected dividend yield of zero. The weighted average grant date fair value of options granted was $0.62 for the year ended June 30, 2005. No options were granted during the years ended June 30, 2004 and 2003.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2005, 2004 and 2003 were $119,897, $389,100 and $135,180, respectively.

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

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments.

	For the Years Ended June 30,
	2005	2004	2003
Basic earnings per share:
Net income	$18,845	$1,116,560	$2,302,259

Weighted average common shares	10,771,571	10,409,116	10,255,671
Basic earnings per share	$0.00	$0.11	$0.22

Diluted earnings per share:
Net income	$18,845	$1,116,560	$2,302,259

Weighted average common shares	10,771,571	10,409,116	10,255,671
Effect of dilutive stock options	63,678	—	12,625

Diluted weighted average common shares	10,835,249	10,409,116	10,268,296

Diluted earnings per share	$0.00	$0.11	$0.22

During the years ended June 30, 2005, 2004 and 2003, options to purchase 361,145, 288,537 and 1,049,557, shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2005, 2004 and 2003.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

During the year ended June 30, 2005, the Company completed the acquisition of five internet service providers. The combined aggregate purchase price was approximately $1,032,000, including approximately $109,000 in cash and common stock valued at approximately $55,000. The remaining consideration included the issuance of approximately $356,000 in debt and the assumption of approximately $512,000 in liabilities. The value of the 72,000 shares issued in connection with acquisitions was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisitions were agreed to and announced. Subscriber acquisition costs recorded in connection with the acquisitions totaled approximately $856,000.

All of the above acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the financial statements from their respective date of acquisition. Pro forma information for acquisitions is not presented as the impact is not material.

Subsequent to June 30, 2005, the Company completed an additional acquisition. See footnote 14 for additional information.

3. Property and Equipment

Property and equipment consist of:

	June 30,
	2005	2004
Data communications and office equipment	$5,941,703	$5,269,740
Leasehold improvements	632,390	632,390
Furniture and fixtures	261,277	253,883
Computer software	738,648	717,348

	7,574,018	6,873,361
Less accumulated depreciation and amortization	(6,861,879)	(6,574,944)

	$712,139	$298,417

Depreciation expense charged to operations was $286,935, $253,240 and $669,383 for the years ended June 30, 2005, 2004 and 2003, respectively.

4. Other Assets

Other assets consist of the following:

	June 30,
	2005	2004
Goodwill	$26,023,407	$26,023,407
Accum. amortization-goodwill	(21,734,139)	(21,734,139)

Total goodwill, net	4,289,268	4,289,268

Subscriber acquisition costs	856,441	—
Accum. amortization-subscriber acquisition costs	(308,812)	—

Total subscriber acquisition costs, net	547,629	—

Deposits	67,815	71,570

Total other assets, net	$4,904,712	$4,360,838

Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. (“Neo”) and PDQ.Net Incorporated (“PDQ”) and subscriber acquisition costs related the acquisitions completed during the year ended June 30, 2005, as more fully described in footnote 2 above. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition.

The weighted average amortization period for subscriber acquisition costs is 24 months for both dial-up and wireless customers. Amortization expense for the year ended June 30, 2005, was approximately $315,000. Subscriber acquisition costs related to the Neo and PDQ acquisitions were fully amortized as of June 30, 2002, therefore the Company incurred no amortization expense during the years ended June 30, 2004 and 2003. As of June 30, 2005, expected amortization expense for the fiscal years ended June 30, 2006 and 2007 is $428,221 and $119,408, respectively.

In connection with the requirements of SFAS 142, goodwill as of June 30, 2005 and 2004 was evaluated for impairment. As part of the evaluation, the Company compares the carrying value of the goodwill of its reporting unit with the fair value to determine whether an impairment exists. The Company discounts the reporting unit’s estimated future cash flow projections to determine if the goodwill can be recovered. As of June 30, 2005, no impairment loss was recorded based on the evaluation. Goodwill will be evaluated and tested for impairment on an annual basis on June 30.

5. Accrued Liabilities

Accrued liabilities consists of:

	June 30,
	2005	2004
Property, franchise and sales tax expenses	$160,664	$51,037
Employee wages and benefits	154,721	198,066
Professional fees	123,135	68,000
Telecommunications expenses	60,000	142,307
Other	22,265	25,953
Deferred rent	13,204	25,392
Interest	9,700	—
Reserve for settlement expense	—	120,000

	$543,689	$630,755

6. Long-Term Debt

As of June 30, 2005 long-term debt consists of:

Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$47,729
Note payable due September 22, 2007, payable in three annual installments of $41,667 with interest imputed at 8%	107,379
Note payable due April 1, 2006, payable in eighteen monthly installments of $5,629 with interest imputed at 8%	54,315
Note payable due October 1, 2005 payable in four quarterly payments of $28,863 with interest imputed at 8%	46,349
Note payable due May 30, 2007, payable in monthly installments of approximately $987 bearing interest at prime plus 2%	23,013
Note payable due November 17, 2005, payable in four quarterly installments of $12,000 with interest imputed at 8%	23,308
Note payable due September 15, 2005, payable in four quarterly installments of $3,809 with interest imputed at 8%	3,771
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	40,616

Total debt	346,480
Less current portion	(241,742)

Total long-term debt	$104,738

The Company’s long-term debt is unsecured except for approximately $71,000 which is secured by certain inventory and equipment. The prime rate at June 30, 2005 was 6.25%.

7. Capital Lease Obligations

The Company leases certain phone equipment, wireless equipment and switches under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of June 30, 2005:

2006	$86,996
2007	73,009
2008	54,368
2009	54,368
2010	31,714

Total minimum lease payments	300,455
Less amounts representing interest	(44,007)

Present value of minimum capitalized payments	256,448
Less current portion	(68,460)

Long-term capitalized lease obligations	$187,988

8. Commitments and Contingencies

The Company leases certain of its facilities including tower space under operating leases. Rental expense under these leases was approximately $439,000, $435,000 and $585,000 for the years ended June 30, 2005, 2004 and 2003, respectively. At June 30, 2005, future minimum lease payments on operating leases were approximately as follows:

2006	$492,495
2007	358,918
2008	309,296
2009	89,734
2010	1,800
Thereafter	—

Total minimum lease payments	$1,252,243

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. At June 30, 2005, the Company has minimum annual obligations as follows:

2006	$740,256
2007	148,632
2008	—
2009	—
2010	—

Total minimum obligations	$888,888

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

9. Shareholders’ Equity

Earnings Per Share — For the years ended June 30, 2005 and 2003, options to purchase 146,448 and 58,000 shares of common stock, respectively, were included in the computation of diluted EPS because the options were “in the money” as of June 30, 2005 and 2003, respectively, and it resulted in 63,678 and 12,625 common stock equivalents (determined using the treasury stock method at the estimated average fair value), respectively, to be added to the weighted average shares for the years ended June 30, 2005 and 2003, respectively. There were no “in the money” options as of June 30, 2004.

Common Stock — The Company has authorized 40,000,000 shares of $0.01 par value common stock.

On May 23, 2005, the Company issued 2,000,000 shares of its common stock, $0.01 par value per share, pursuant to a Securities Purchase Agreement dated as of May 20, 2005, at a price per share of $0.75. Proceeds to the Company from the sale of the securities were approximately $1.5 million.

Note Receivable from a shareholder and officer for common stock — Pursuant to a Stock Purchase Agreement entered into on August 6, 2001, the Company issued 200,000 shares of common stock to an officer of the Company in exchange for cash of $2,000 and a note receivable, bearing interest at 6.33%, for $82,000. Under the terms of this Stock Purchase Agreement, the officer had the option to put the shares of common stock to the Company during the term of the Stock Purchase Agreement for $0.42 per share. In connection with the put option, the Company recognized non-cash compensation expense of $2,000 during the year ended June 30, 2003, based on the price of the Company’s common stock as of June 30, 2003.

In October 2004, the Company entered into a release agreement with the former officer resulting in a cash payment to the officer of approximately $73,000 and the cancellation of the note receivable and related accrued interest, in connection with the purchase by the Company of 200,000 shares of common stock from the officer. This transaction resulted in 200,000 shares of treasury stock outstanding at June 30, 2005.

Subsequent to June 30, 2005, the Company cancelled the 200,000 shares in treasury stock. See footnote 14 for additional information.

Shareholder Rights Plan — During August 2004, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In connection with the Rights Plan, the Board of Directors declared a dividend of one common share purchase right (a “Right”) for each share of common stock, $.01 par value, of the Company outstanding at the close of business on August 13, 2004.

Each Right entitles the registered holder to purchase from the Company one common share at a price of $7.00 per share, upon the terms and subject to the conditions set forth in a Rights Agreement dated as of August 9, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of Common Stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2005, 25,775 shares were purchased ranging in price from $0.51 to $0.86 per share. At June 30, 2005, 167,838 shares were available under the Purchase Plan for future issuance.

9. Shareholders’ Equity (continued)

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

The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 4,335 options outstanding under the 1996 Option Plan at June 30, 2005. These options are exercisable at $1.67 per share of common stock.

The Company’s 1998 Nonqualified Stock Option Plan (the “1998 Option Plan”) was adopted by the Board of Directors and the Company’s shareholders in July 1998. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1998 Option Plan.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee’s services, except in cases when the optionee is terminated “for cause” (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise.

In September 2004, the Company issued 200,000 options to employees under the 1998 Option Plan that contingently vested based upon the Company having 5,000 wireless subscribers as of September 30, 2005 and approximately $3.5 million in EBITDA (earnings before interest, taxes and depreciation) for the twelve months ended September 30, 2005. As discussed in footnote 14, the vesting contingency was not met and these options were forfeited. The Company has 188,588 options, including 94,500 related to the September 2004 issuance, outstanding to its employees under the 1998 Option Plan at June 30, 2005. These options are exercisable at prices ranging from $0.59 to $13.19 per share of common stock.

The Company’s Employee and Consultant Stock Option Plan (the “Employee and Consultant Option Plan”) was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan and 1,488 were still outstanding at June 30, 2005. These options are exercisable at $2.69 per share of common stock.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 181,626 options outstanding to its employees that are not related to any plan at June 30, 2005. These options are exercisable at $1.67 per share of common stock. The strike price of these options was equal to the fair market value of the stock on the date of grant. These options, which vested on the date of grant, expire on the tenth anniversary of the date of grant.

9. Shareholders’ Equity (continued)

On October 26, 2004, the Board of Directors adopted the 2004 Non-Employee Director Plan (the “2004 Option Plan”). Pursuant to the 2004 Option Plan, non-employee directors are granted stock options on the next business day following their election to the Board of Directors (“Initial Award Date”) and the next business day following their anniversary as a board member (“Annual Award Date”). On both the Initial Award Date and the Annual Award Date such director will receive an option to purchase a number of shares of Common Stock equal to the lesser of (i) $20,000 divided by the per share fair market value of the Common Stock on the award date or (ii) 30,000 shares of Common Stock. Additionally, at the discretion of the Board of Directors, directors receive (i) an option to purchase up to 50,000 shares of Common Stock and (ii) a 30-day option to purchase a matching number of shares of Common Stock of the initial and/or annual option grant. In the case of an individual who is also appointed or elected as the Chairman of the Board for the first time, such Chairman of the Board will automatically receive a one-time grant of (A) an option to purchase a number of shares of Common Stock equal to the lesser of (i) $50,000 divided by the per share fair market value of such Common Stock on the Initial Award Date, or (ii) 70,000 shares of Common Stock.

The maximum term of options granted under the 2004 Option Plan is ten years. Options granted under the 2004 Option Plan are nontransferable and expire upon the termination of the director’s service on the Board of Directors. A total of 600,000 shares of common stock have been reserved for issuance under the 2004 Option Plan. The Company currently has 131,556 options outstanding to its non-employee directors under the 2004 Option Plan at June 30, 2005. These options are exercisable at prices ranging from $0.77 to $1.07 per share of common stock.

The Company applies APB 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm’s length sales of common and preferred stock prior to the company’s initial public offering. In cases where there were no arm’s length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2005, 2004 and 2003 related to stock option plans.

A summary of the status of the Company’s stock options as of June 30, 2005, 2004, and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	288,537	$2.93	1,107,557	$3.80	1,119,323	$3.88
Granted	611,164	.88	—	—	—	—
Exercised	(49,608)	1.05	(38,000)	0.22	—	—
Forfeited	(342,500)	1.09	(781,020)	4.30	(11,766)	11.43
Outstanding at end of Period	507,593	1.89	288,537	2.93	1,107,557	3.80

Options exercisable at year end	281,537	2.77	288,537	2.93	859,807	4.14

The following table summarizes information about stock options outstanding at June 30, 2005:

Exercise Price	Number Outstanding at 6/30/05	Weighted-Average Remaining Contractual Life as of 6/30/05(Years)	Number Exercisable at 6/30/05
.59	94,500	9.3	—
.77	51,948	4.8	—
1.02	19,608	4.6	—
1.07	60,000	4.3	—
1.12	60,588	1.8	60,588
1.67	185,961	1.0	185,961
2.69	1,488	4.0	1,488
9.25	11,000	4.5	11,000
13.19	22,500	4.5	22,500

	507,593		281,537

10. Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2005, 2004 and 2003 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2005 and 2004, consist of:

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$9,286,000	$8,982,000
Intangible assets	2,703,000	2,328,000
Allowance for doubtful accounts	37,000	25,000
Property and equipment	—	68,000
Other	65,000	35,000

Total deferred tax assets	12,091,000	11,438,000

Deferred tax liabilities:
Deferred tax liability	(54,000)	—

Total deferred tax liability	(54,000)	—

Total net deferred tax	12,037,000	11,438,000
Valuation allowance	(12,037,000)	(11,438,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized. During the year ended June 30, 2005, the valuation allowance increased $599,000.

At June 30, 2005, the Company has net operating loss carryforwards of approximately $27.2 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2025 and may be limited in their use due to significant changes in the Company’s ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2005, 2004 and 2003 is as follows:

	Years ended June 30,
	2005	2004	2003
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
Valuation allowance	34	34	34

Total income tax provision	0%	0%	0%

11. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2005.

12. Related Party Transactions

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith. The agreement states that a consulting fee is to be paid at a rate of $10,000 per month. During the years ended June 30, 2005 and 2004, the Company paid a total of $30,000 and $90,000, respectively, in consulting fees to Mr. Smith. The Company also had an $82,000 note receivable due from Mr. Smith and accrued interest income due on the note of $5,349 as of June 30, 2004. Included in interest income for the years ended June 30, 2005 and 2004, is approximately $1,360 and $4,052, respectively, related to Mr. Smith’s note receivable. In October 2004, the Company entered into a release agreement with Mr. Smith resulting in a cash payment to Mr. Smith of approximately $73,000 and the cancellation of the note receivable and related accrued interest, in connection with the purchase by the Company of 200,000 shares of common stock from Mr. Smith.

12. Related Party Transactions (continued)

During the years ended June 30, 2005 and 2004, the Company paid approximately $23,000 and $75,000 in marketing consulting fees and related expenses to Marc Ladin Consulting for services rendered through July 2004. Marc Ladin is the son of William E. Ladin, the CEO of the Company. Marc Ladin became Vice President-Marketing and Sales for the Company in August 2004 and resigned from the position in April 2005. Wages, tax expense and expense reimbursement incurred by the Company related to Marc Ladin’s employment with the Company totaled approximately $103,000 during the year ended June 30, 2005.

During the year ended June 30, 2004, the Company paid former president, Peter Gibbons, approximately $30,000 in consulting fees.

The Company engaged Gary Corona, a former non-employee director of the Company, as a consultant to the Company at a rate of $6,000 per month. Per this agreement, Mr. Corona was paid $26,000 during the year ended June 30, 2004. The Company also paid Mr. Corona $15,250 during the year ended June 30, 2004, for his services as a director. In addition, in April 2004, the Company settled a lawsuit it had filed against Mr. Corona and, as a result, recorded lawsuit settlement expense of $212,500 during the year ended June 30, 2004. Included in accounts payable and short-term note payable on the balance sheet as of June 30, 2004, is $12,500 and $112,500, respectively, related to the settlement with Mr. Corona. The note payable, which was a non-interest bearing note due in monthly installments of $12,500, was paid off in April 2005.

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors during the fiscal years ended June 30, 2005 and 2004 (no amounts were paid in 2003):

	June 30,
	2005	2004
Dave Hanna	$4,491	$—
Troy LeMaile Stovall	15,250	3,500
Justin McClure	16,000	4,000
John Palmer	4,750	—

Total director fees	$40,491	$7,500

As more fully described in footnote 9-Shareholders’ Equity, the Company adopted a non-employee director stock option plan and completed a private placement during the fiscal year ended June 30, 2005. The Company received approximately $32,000 and $20,000 from Mr. McClure and Mr. Palmer, respectively, during fiscal 2005 related to the exercise of options under the 2004 Option Plan. Mr. McClure and Mr. Palmer also participated indirectly in the private placement completed by the Company in May 2005 when an individual, a partnership and a corporation affiliated with Mr. McClure and Mr. Palmer purchased a total of 233,324 shares of the Company’s common stock.

13. Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,501	$2,771	$2,787	$2,588
Total expenses	2,272	2,679	3,039	2,623
Income (loss) from operations	229	92	(252)	(35)
Net income (loss)	237	84	(258)	(44)
Net income per common share:
BASIC	$0.02	$0.01	$(0.02)	$(0.01)

DILUTED	$0.02	$0.01	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,463	10,529	10,578	11,520

DILUTED	10,469	10,617	10,578	11,562

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,436	$3,114	$2,832	$2,647
Total expenses	3,108	2,684	3,007	2,211
Income (loss) from operations	328	430	(175)	436
Net income (loss)	337	440	(104)	444
Net income per common share:
BASIC	$0.03	$0.04	$(0.01)	$0.04

DILUTED	$0.03	$0.04	$(0.01)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,380	10,396	10,419	10,441

DILUTED	10,412	10,427	10,419	10,441

13. Quarterly Financial Data (Unaudited)(continued)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,986	$4,627	$4,192	$3,718
Total expenses	4,270	3,781	3,514	3,042	[1]
Income from operations	716	846	678	676
Net income	572	704	535	491
Net income per common share:
BASIC	$0.06	$0.07	$0.05	$0.05

DILUTED	$0.06	$0.07	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,168	10,228	10,291	10,337

DILUTED	10,173	10,280	10,296	10,460

14. Subsequent Events

On July 20, 2005, the Company completed the acquisition of TopGun Telecom, a wireless Internet access provider based in Floresville, TX for approximately $208,000 in cash, debt and common stock.

In August 2005 the Company determined that it met the SEC requirements to file as a small business issuer. The Company expects to file Form 10-QSB for the quarter ending September 30, 2005.

On August 5, 2005, the Company retired the 200,000 shares that were in treasury from the October 2004 purchase from Jack Smith.

On September 30, 2005, 94,500 options outstanding under the Company’s 1998 Option Plan, were forfeited when the performance measures required for vesting were not met.

[1]	Included in expenses for the fourth quarter 2003 is a $321,000 benefit recognized in connection with the lawsuit settlement