Form 10QSB
period 2005-09-30
INTERNET AMERICA INC
filed 2005-11-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

As of November 12, 2005, registrant had 12,452,756 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,018,802	$2,364,287
Accounts receivable, net of allowance for uncollectible accounts of $84,185 and $75,695 as of September 30, 2005 and June 30, 2005, respectively	218,222	182,953
Inventory	238,378	135,006
Prepaid expenses and other current assets	95,907	83,744

Total current assets	2,571,309	2,765,990
PROPERTY AND EQUIPMENT — Net	808,568	712,139
OTHER ASSETS — Net	4,961,695	4,904,712

TOTAL	$8,341,572	$8,382,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$401,170	$439,551
Accrued liabilities	451,081	543,689
Deferred revenue	1,329,294	1,367,852
Current portion of long-term debt	185,068	241,742
Current portion of capital lease obligations	68,761	68,460

Total current liabilities	2,435,374	2,661,294

Long-term debt	158,886	104,738
Capital lease obligations	171,148	187,988

Total liabilities	2,765,408	2,954,020

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 12,449,711 and 12,597,035 issued and 12,449,711 and 12,397,035 outstanding as of September 30, 2005 and June 30, 2005, respectively	124,497	125,971
Additional paid-in capital	57,038,578	57,158,477
Treasury stock, at cost; -0- and 200,000 shares outstanding as of September 30, 2005 and June 30, 2005, respectively	—	(160,000)
Accumulated deficit	(51,586,911)	(51,695,627)

Total shareholders’ equity	5,576,164	5,428,821

TOTAL	$8,341,572	$8,382,841

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Internet services	$2,241,910	$2,480,138
Other	405,893	21,243

Total	2,647,803	2,501,381

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,535,177	1,378,308
Sales and marketing	74,707	158,527
General and administrative	696,518	670,468
Provision for bad debt expense	11,683	169
Depreciation and amortization	217,377	64,414

Total	2,535,462	2,271,886

INCOME FROM OPERATIONS	112,341	229,495
INTEREST (EXPENSE) INCOME, NET	(3,625)	8,079

NET INCOME	$108,716	$237,574

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.02

DILUTED	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,514,812	10,462,903

DILUTED	12,523,761	10,469,461

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$108,716	$237,574
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	217,377	64,414
Provision for bad debt expense	11,683	169
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(46,952)	20,710
Inventory	(140,117)	—
Prepaid expenses and other current assets	(12,163)	(46,318)
Other assets	904	(899)
Accounts payable and accrued liabilities	(160,708)	(165,654)
Deferred revenue	(63,509)	(97,222)

Net cash (used in) provided by operating activities	(84,769)	12,774

INVESTING ACTIVITIES:
Purchases of property and equipment	(103,165)	(36,866)
Cash paid at closing for acquisitions	(50,000)	(68,750)

Net cash used in investing activities	(153,165)	(105,616)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,127	4,263
Principal payments under note payable	(97,139)	(37,500)
Principal payments under capital lease obligations	(16,539)	—

Net cash used in financing activities	(107,551)	(33,237)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(345,485)	(126,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,364,287	1,869,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,018,802	$1,743,671

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$10,674	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers between fixed assets and inventory	$36,746	$—

Assets acquired through accounts payable	$29,720	$—

Stock issued in connection with acquisitions	$32,500	$29,500

Debt assumed in connection with acquisitions	$—	$322,193

Debt issued in connection with acquisitions	$94,612	$230,778

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Acquisitions

On July 21, 2005, the Company acquired the subscriber base and assets of TopGun Telecom, Inc. The purchase price was approximately $202,000. Subscriber acquisition costs and goodwill recorded in connection with the acquisition were approximately $157,000 and $24,000, respectively. The fair value assigned to the assets acquired at the date of acquisition is based upon preliminary estimates. The Company is in the process of obtaining supplemental information related to certain intangible assets and equipment, and accordingly the allocation of the purchase price is subject to refinement.

The acquisition was accounted for as a purchase and, accordingly, the operations of the acquired company were included in the financial statements from the date of acquisition. Pro forma information for the acquisition is not presented as the impact is not material.

3.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2005 and 2004. For the three months ended September 30, 2005 and 2004, options to purchase 94,500 and 200,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2005 and 2004, respectively, and it resulted in 8,949 and 6,558 common stock equivalents to be added to the weighted average shares for the three months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005 and 2004, options to purchase 408,289 and 288,537 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2005 and 2004, respectively. There were no options exercised to purchase shares of common stock during the three months ended September 30, 2005 and 2004.

4.	Employee Stock Option Plans

The Company applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against income for the three months ended September 30, 2005 and 2004, related to stock option plans.

4.	Employee Stock Option Plans (continued)

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of Statement of Financial Accounting Standard (“SFAS’) No. 123, the Company’s net income and income per share for the three months ended September 30, 2005 and 2004 would have been as indicated below:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Reported net income	$108,716	$237,574

Less: SFAS No. 123 compensation expense	(22,663)	(25,140)

Pro forma net income	$86,053	$212,340

Reported basic income per share	$0.01	$0.02

Reported diluted income per share	$0.01	$0.02

Less: SFAS No. 123 compensation expense	$—	$—

Pro forma basic income per share	$0.01	$0.02

Pro forma diluted income per share	$0.01	$0.02

5.	Other Assets

Other assets consist of the following:

	September 30, 2005	June 30, 2005
Goodwill	$26,047,266	$26,023,407
Accum. amortization-goodwill	(21,734,139)	(21,734,139)

Total goodwill, net	4,313,127	4,289,268

Subscriber acquisition costs	1,013,106	856,441
Accum. amortization-subscriber acquisition costs	(431,449)	(308,812)

Total subscriber acquisition costs, net	581,657	547,629

Deposits	66,911	67,815

Total other assets, net	$4,961,695	$4,904,712

The amortization period for subscriber acquisition costs is 24 months. Amortization expense for the three months ended September 30, 2005, was approximately $125,000. As of September 30, 2005, amortization expense for the fiscal years ended June 30, 2006, 2007 and 2008 is expected to be $379,915, $197,742 and $4,000, respectively. Goodwill and subscriber acquisition costs acquired during the three months ended September 30, 2005, were approximately $24,000 and $157,000, respectively.

6.	Income Taxes

During the three months ended September 30, 2005 and 2004, the Company generated net income. No provision for income taxes has been recorded as the Company has reduced the valuation allowance on its net operating losses generated in prior periods. As of September 30, 2005, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.0 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	September 30, 2005	June 30, 2005
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$44,827	$47,729

Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8%	74,303	107,379

Note payable due April 1, 2006, payable in monthly installments of $5,629 with interest imputed at 8%	38,393	54,315

Note payable due October 1, 2005, payable in quarterly payments of $23,863 with interest imputed at 8%	23,401	46,349

Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	20,535	23,013

Note payable due November 17, 2005, payable in quarterly payments of $12,000 with interest imputed at 8%	11,768	23,308

Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9%	94,612	—

Note payable due September 15, 2005, payable in quarterly payments of $3,809 with interest imputed at 8%	—	3,771

Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	36,115	40,616

	343,954	346,480
Less current portion	(185,068)	(241,742)

Total long-term debt	$158,886	$104,738

The Company’s long-term debt is unsecured except for approximately $65,000 and $71,000 as of September 30, 2005 and June 30, 2005, respectively, which is secured by certain inventory and equipment. The prime rate at September 30, 2005 and June 30, 2005, was 6.75% and 6.25%, respectively.

8.	Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 30, 2005:

2006	$64,876
2007	74,113
2008	54,367
2009	54,367
2010	31,714

Total minimum lease payments	279,437
Less amounts representing interest	(39,528)

Present value of minimum capitalized payments	239,909
Less current portion	(68,761)

Long-term capitalized lease obligations	$171,148

9.	Related Parties

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

During the three months ended September 30, 2004, the Company paid approximately $23,000 in marketing consulting fees and related expenses to Marc Ladin Consulting. Marc Ladin is the son of William E. Ladin, Jr., the Chairman and CEO of the Company.

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors during the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Troy LeMaile Stovall	$6,750	$4,250
Justin McClure	6,750	4,250
John Palmer	3,750	—

Total director fees	$17,250	$8,500

10.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosures are no longer an alternative. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after December 15, 2005, for public companies that are small business issuers. The Company expects to adopt SFAS No. 123 (R) on July 1, 2006, based on the new effective date announced by the SEC and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America is an Internet service provider (“ISP’) serving approximately 51,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas, as of September 30, 2005. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Prior to fiscal 2005 the Company derived substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented more than 99% of our revenue for the three months ended September 30, 2004. During fiscal 2005 the Company became a wireless equipment reseller which changed the revenue mix. For the three months ended September 30, 2005, Internet access services accounted for 84.7% of total revenue with the remaining revenues related primarily to wireless equipment reseller revenues.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The Company does not currently have an adequate broadband solution for a majority of its customers in the major metropolitan areas and we operate in a highly competitive market for each of our service offerings. The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. The largest competitors in broadband access are cable companies and Regional Bell Operating Companies.

The Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets where competition is less intense. During the fiscal year ended June 30, 2005, we expanded into several rural markets which meet these criteria through acquisitions and the deployment of new infrastructure. The Company is actively pursuing development and acquisition opportunities in other non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served or non-served. In pursuing this strategy, the Company is narrowing its focus to products and services that contribute directly to its implementation.

Additionally, management is evaluating other product offerings with a view toward improving profitability. Management is realigning both capital and human resources to focus on acquisitions, broadband connectivity, VoIP, and Fax-2-Email software. We expect to continue to evaluate the feasibility of new technologies and develop new service offerings, focusing primarily on offerings associated with traditional wireline and wireless voice services.

Company management believes the initiatives identified above are instrumental in the achievement of our goals, but they may be subject to competitive, regulatory, and other events and circumstances that are beyond our control. We can provide no assurance that we will be successful in achieving any or all of the initiatives, that the achievement or existence of such initiatives will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

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

Bad debt expense consists primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older and certain other accounts, as necessary, have been provided for as a bad debt expense.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth certain unaudited financial data for the three months ended September 30, 2005 and 2004. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF INCOME DATA:
REVENUES:
Internet services	$2,242	84.7%	$2,480	99.2%
Other	406	15.3%	21	0.8%

Total	2,648	100.0%	2,501	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,535	58.0%	1,378	55.1%
Sales and marketing	75	2.8%	159	6.3%
General and administrative	696	26.3%	670	26.8%
Provision for bad debt expense	12	0.4%	—	0.0%
Depreciation and amortization	217	8.2%	64	2.6%

Total	2,535	95.8%	2,271	90.8%

OPERATING INCOME	113	4.2%	230	9.2%
INTEREST (EXPENSE) INCOME, NET	(4)	(0.1)%	8	0.3%

NET INCOME	$109	4.1%	$238	9.5%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.02

DILUTED	$0.01		$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,515		10,463
DILUTED	12,524		10,469

CASH FLOW DATA:
Cash flow (used in) provided by operations	$(85)		$13
Cash flow used in investing activities	$(153)		$(106)
Cash flow used in financing activities	$(107)		$(33)

OTHER DATA:
Subscribers at end of period (1)	51,000		58,000
EBITDA(2)	$330		$294
EBITDA margin(3)	12.5%		11.8%
Reconciliation of net income to EBITDA:
Net income	$109		$238
Add:
Depreciation and amortization	217		64
Interest expense (income), net	4		(8)

EBITDA(2)	$330		$294

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (Continued)

Total revenue. Total revenue increased by $0.1 million, or 3.8%, to $2.6 million for the three months ended September 30, 2005, from $2.5 million for the three months ended September 30, 2004. The Company’s subscriber count decreased by 7,000, or 12.1%, to 51,000 as of September 30, 2005 compared to 58,000 as of September 30, 2004. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other provider’s broadband service. Wireless access revenue from the addition of wireless subscribers from both acquisitions and organic growth of approximately $141,000 plus revenue from the wireless equipment reseller business of approximately $377,000 slightly more than offset the decrease in dial-up revenue.

Connectivity and operations. Connectivity and operations expense increased by $0.1 million, or 7.1%, to $1.5 million for the three months ended September 30, 2005 from $1.4 million for the three months ended September 30, 2004. The increase is a result of increased connectivity costs related to acquisitions of approximately $122,000 and the wireless reseller cost of sales of approximately $347,000 offset by net reductions in customer care and systems payroll.

Sales and marketing. Sales and marketing expense decreased by $84,000, or 52.8%, to $75,000 for the three months ended September 30, 2005, compared to $159,000 for the three months ended September 30, 2004. The decrease relates primarily to reductions in head count.

General and administrative. General and administrative expense increased by $26,000, or 3.9%, to $696,000 for the three months ended September 30, 2005, from $670,000 for the three months ended September 30, 2004. The increase is primarily attributable to operating costs of the new computer centers.

Provision for bad debt expense. Provision for bad debt expense increased to $12,000 for the three months ended September 30, 2005, from $169 for the three months ended September 30, 2004. The increase is due primarily to reserve for bad debts for the wireless equipment reseller business. As of September 30, 2005, the Company continues to be fully reserved for all customer accounts that are at least 90 days old and certain other accounts.

Depreciation and amortization. Depreciation and amortization increased by $153,000, or 239.1%, to $217,000 for the three months ended September 30, 2005, from $64,000 for the three months ended September 30, 2004. The increase is primarily due to an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest (expense) income, net. For the three months ended September 30, 2005 and 2004 the Company recorded net interest expense of $4,000 and net interest income of $8,000, respectively. For the three months ended September 30, 2005, the interest income earned was more than offset by the interest paid on long-term debt and capital leases.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash (used in) provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended September 30, 2005, cash used in operations was $85,000 compared to cash provided by operations of $13,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, net income plus non-cash items contributed $338,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory, which primarily includes modems and wireless access radios, increased in the three months ended September 30, 2005, due to the new computer centers as well as the Company expanding its wireless equipment reseller business. For the three months ended September 30, 2004, net income plus non-cash items contributed $302,000 in cash which was then used primarily for the payment of accounts payable and accrued expenses and a decrease in deferred revenue. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count and the related decrease in revenue.

Cash used in investing activities totaled $153,000 and $106,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in cash used for investing activities for the three months ended September 30, 2005, relates primarily to the deployment of new wireless infrastructure.

Cash used in financing activities which totaled $108,000 and $33,000 for the three months ended September 30, 2005 and 2004, respectively, consisted of proceeds from stock issuances offset by principal payments on debt and capital leases.

We estimate that cash on hand of $2.0 million at September 30, 2005 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions, especially as a result of the recent U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (8) that service interruptions or impediments could harm our business; and 9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

The Company filed a Form 8-K on July 22, 2005 announcing the acquisition of TopGun Telecom, Inc. and the expansion of its wireless service area.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 11/14/05	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 11/14/05	By:	/s/ Sandra T. Everett
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