Form 10QSB
period 2005-12-31
INTERNET AMERICA INC
filed 2006-02-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

As of February 12, 2006, registrant had 12,508,624 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,925,738	$2,364,287
Accounts receivable, net of allowance for uncollectible accounts of $97,180 and $75,695 as of December 31, 2005 and June 30, 2005, respectively	154,776	182,953
Inventory	260,489	135,006
Prepaid expenses and other current assets	126,427	83,744

Total current assets	2,467,430	2,765,990
PROPERTY AND EQUIPMENT — Net	891,757	712,139
OTHER ASSETS — Net	4,844,042	4,904,712

TOTAL	$8,203,229	$8,382,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$566,543	$439,551
Accrued liabilities	548,573	543,689
Deferred revenue	1,279,939	1,367,852
Current portion of long-term debt	127,091	241,742
Current portion of capital lease obligations	66,652	68,460

Total current liabilities	2,588,798	2,661,294

Long-term debt	154,084	104,738
Capital lease obligations	153,971	187,988

Total liabilities	2,896,853	2,954,020

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 12,452,756 and 12,597,035 issued and 12,452,756 and 12,397,035 outstanding as of December 31, 2005 and June 30, 2005, respectively	124,528	125,971
Additional paid-in capital	57,040,229	57,158,477
Treasury stock, at cost; -0- and 200,000 shares outstanding as of December 31, 2005 and June 30, 2005, respectively	—	(160,000)
Accumulated deficit	(51,858,381)	(51,695,627)

Total shareholders’ equity	5,306,376	5,428,821

TOTAL	$8,203,229	$8,382,841

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
REVENUES:
Internet services	$2,157,583	$2,677,228	$4,399,144	$5,157,367
Other	314,132	93,444	720,374	114,687

Total	2,471,715	2,770,672	5,119,518	5,272,054

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,558,543	1,596,645	3,093,720	2,974,953
Sales and marketing	89,576	159,316	164,283	317,844
General and administrative	839,414	769,257	1,535,932	1,435,723
Provision for (recoveries of) bad debt expense	19,843	(4,390)	31,526	(4,221)
Depreciation and amortization	211,652	161,666	429,029	226,081

Total	2,719,028	2,678,494	5,254,490	4,950,380

(LOSS) INCOME FROM OPERATIONS	(247,313)	92,178	(134,972)	321,674
INTEREST EXPENSE, NET	24,157	8,143	27,782	64

NET (LOSS) INCOME	$(271,470)	$84,035	$(162,754)	$321,610

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.02)	$0.01	$(0.01)	$0.03

DILUTED	$(0.02)	$0.01	$(0.01)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,452,659	10,529,182	12,445,732	10,496,043

DILUTED	12,452,659	10,617,336	12,445,732	10,554,971

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(162,754)	$321,610
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	429,029	226,081
Provision for (recoveries of) bad debt expense	31,526	(4,221)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,349)	16,069
Inventory	(208,446)	—
Prepaid expenses and other current assets	(42,683)	(79,559)
Other assets	(8,082)	(900)
Accounts payable and accrued liabilities	81,082	78,810
Deferred revenue	(112,864)	(287,302)

Net cash provided by operating activities	3,459	270,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(204,075)	(146,300)
Cash paid at closing for acquisitions	(50,000)	(109,250)

Net cash used in investing activities	(254,075)	(255,550)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,808	39,616
Principal payments under note payable	(159,917)	(117,078)
Principal payments under capital lease obligations	(35,824)	(10,276)
Purchase of treasury stock, net of note receivable forgiven	—	(72,661)

Net cash used in financing activities	(187,933)	(160,399)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(438,549)	(145,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,364,287	1,869,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,925,738	$1,724,389

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,415	$6,133

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$—	$87,339

Transfers between fixed assets and inventory	$82,963	$—

Assets acquired through accounts payable	$50,794	$—

Assets acquired through capital lease obligation	$—	$223,444

Stock issued in connection with acquisitions	$32,500	$54,580

Debt assumed in connection with acquisitions	$—	$257,748

Debt issued in connection with acquisitions	$94,612	$356,327

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

On July 21, 2005, the Company acquired the subscriber base and assets of TopGun Telecom, Inc. The purchase price was approximately $202,000, including approximately $50,000 in cash and common stock valued at approximately $33,000. Subscriber acquisition costs and goodwill recorded in connection with the acquisition were approximately $157,000 and $24,000, respectively. The fair value assigned to the assets acquired at the date of acquisition is based upon preliminary estimates. The Company is in the process of obtaining supplemental information related to certain intangible assets and equipment, and accordingly the allocation of the purchase price is subject to refinement.

The acquisition was accounted for as a purchase and, accordingly, the operations of the acquired company were included in the financial statements from the date of acquisition. Pro forma information for the acquisition is not presented as the impact is not material.

Subsequent to December 31, 2005, the Company completed an additional acquisition. See footnote 11 for additional information.

3.	Basic and Diluted Net (Loss) Income Per Common Share

There are no adjustments required to be made to net (loss) income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2005 and 2004. For the three and six months ended December 31, 2005, diluted earnings per share is the same as basic earnings per share due to the net loss. For the three and six months ended December 31, 2004, options to purchase 198,000 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of December 31, 2004, and it resulted in 88,154 and 58,928 common stock equivalents to be added to the weighted average shares for the three and six months ended December 31, 2004, respectively. During the three and six months ended December 31, 2004, options to purchase 574,537 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2004. There were no options exercised to purchase shares of common stock during the six months ended December 31, 2005. Options to purchase 30,000 shares of common stock were exercised during the six months ended December 31, 2004.

4.	Employee Stock Option Plans

The Company applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against income for the six months ended December 31, 2005 and 2004, related to stock option plans.

4.	Employee Stock Option Plans (continued)

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of Statement of Financial Accounting Standard (“SFAS’) No. 123, the Company’s net (loss) income and (loss) income per share for the three and six months ended December 31, 2005 and 2004 would have been as indicated below:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Reported net (loss) income	$(271,470)	$84,035	$(162,754)	$321,610
Less: SFAS No. 123 compensation expense	(8,724)	(103,379)	(31,387)	(128,520)

Pro forma net (loss) income	$(280,194)	$(19,344)	$(194,141)	$193,090

Reported basic (loss) income per share	$(0.02)	$0.01	$(0.01)	$0.03

Reported diluted (loss) income per share	$(0.02)	$0.01	$(0.01)	$0.03

Less: SFAS No. 123 compensation expense	(0.00)	(0.01)	(0.00)	(0.01)

Pro forma basic (loss) income per share	$(0.02)	$(0.00)	$(0.01)	$0.02

Pro forma diluted (loss) income per share	$(0.02)	$(0.00)	$(0.01)	$0.02

5.	Other Assets

Other assets consist of the following:

	December 31, 2005	June 30, 2005
Goodwill	$26,047,266	$26,023,407
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)

Total goodwill, net	4,313,127	4,289,268

Subscriber acquisition costs	1,013,106	856,441
Accumulated amortization-subscriber acquisition costs	(558,087)	(308,812)

Total subscriber acquisition costs, net	455,019	547,629

Deposits	75,896	67,815

Total other assets, net	$4,844,042	$4,904,712

The amortization period for subscriber acquisition costs is 24 months. Amortization expense for the three and six months ended December 31, 2005, was approximately $127,000 and $249,000, respectively. As of December 31, 2005, amortization expense for the fiscal years ending June 30, 2006, 2007 and 2008 is expected to be approximately $503,000, $198,000 and $4,000, respectively. Goodwill and subscriber acquisition costs acquired during the six months ended December 31, 2005 were approximately $24,000 and $157,000, respectively.

6.	Income Taxes

During the three and six months ended December 31, 2005, the Company generated a net loss. During the three and six months ended December 31, 2004, the Company generated net income. No provision for income taxes was recorded for the three and six months ended December 31, 2004, as the Company reduced the valuation allowance on its net operating losses generated in prior periods. As of December 31, 2005, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.1 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	December 31, 2005	June 30, 2005
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$40,393	$47,729
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8%	74,303	107,379
Note payable due April 1, 2006, payable in monthly installments of $5,629 with interest imputed at 8%	22,154	54,315
Note payable due October 1, 2005, payable in quarterly payments of $23,863 with interest imputed at 8%	—	46,349
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	18,172	23,013
Note payable due November 17, 2005, payable in quarterly payments of $12,000 with interest imputed at 8%	—	23,308
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9%	94,612	—
Note payable due September 15, 2005, payable in quarterly payments of $3,809 with interest imputed at 8%	—	3,771
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	31,541	40,616

	281,175	346,480
Less current portion	(127,091)	(241,742)

Total long-term debt	$154,084	$104,738

The Company’s long-term debt is unsecured except for approximately $59,000 and $71,000 as of December 31, 2005 and June 30, 2005, respectively, which is secured by certain inventory and equipment. The prime rate at December 31, 2005 and June 30, 2005 was 7.25% and 6.25%, respectively.

8.	Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

2006	$61,563
2007	74,113
2008	54,367
2009	54,367
2010	31,714

Total minimum lease payments	276,124
Less amounts representing interest	(55,501)

Present value of minimum capitalized payments	220,623
Less current portion	(66,652)

Long-term capitalized lease obligations	$153,971

9.	Related Parties

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith. The agreement, which terminated September 30, 2004, stated that a consulting fee was to be paid at a rate of $10,000 per month. During the six months ended December 31, 2004, the Company paid a total of $30,000 in consulting fees to Mr. Smith. The Company also had an $82,000 note receivable due from Mr. Smith and accrued interest income due on the note of $5,349 outstanding at December 31, 2004. Included in interest income for the six months ended December 31, 2004 is approximately $1,300 related to Mr. Smith’s note receivable. In October 2004, the Company entered into a release agreement with Mr. Smith for the note receivable in connection with the purchase by the Company of 200,000 shares from Mr. Smith.

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

11.	Subsequent Events

On January 12, 2006 the Company announced the appointment of Jennifer S. LeBlanc, CPA, as Chief Financial Officer and Chief Accounting Officer of the Company and the relocation of the corporate headquarters to Houston, Texas from Dallas, Texas. The Company expects the relocation to be completed in March 2006 and expects to incur approximately $130,000 for severance payments to impacted staff and other relocation costs.

On January 23, 2006 the Company completed the acquisition of the assets of 2Fast Communications, Inc., a wireless Internet access provider based in San Antonio, Texas for approximately $350,000 in cash, debt and common stock.

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

Overview

Internet America is an Internet service provider (“ISP’) serving approximately 49,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas, as of December 31, 2005. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Prior to fiscal 2005, the Company derived substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented more than 99% of our revenue for the six months ended December 31, 2004. During fiscal 2005, the Company became a wireless equipment reseller which changed the revenue mix. For the six months ended December 31, 2005, Internet access services accounted for 85.9% of total revenue with the remaining revenues related primarily to wireless equipment reseller revenues. Due to lower profit margins in the wireless equipment reseller business compared to Internet access services, management is evaluating the feasibility of continuing the wireless equipment reseller business.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The Company does not currently have an adequate broadband solution for a majority of its customers in the major metropolitan areas, and we operate in a highly competitive market for each of our service offerings. The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to attract. The largest competitors in broadband access are cable companies and Regional Bell Operating Companies.

The Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets where competition is less intense. During the fiscal year ended June 30, 2005, we expanded into several rural markets which meet these criteria through acquisitions and the deployment of new infrastructure. The Company evaluates locations for deploying new infrastructure based on population density, in an attempt to serve a larger number of underserved customers with each network. The Company is actively pursuing development and acquisition opportunities in other non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served or non-served. In pursuing this strategy, the Company is narrowing its focus to products and services that contribute directly to its implementation.

Additionally, management is evaluating other product offerings with a view toward improving profitability. Management is realigning both capital and human resources to focus on acquisitions, wireless connectivity and other broadband connectivity. We expect to continue to evaluate the feasibility of new technologies and develop new service offerings, focusing primarily on offerings associated with traditional wireline and wireless services.

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

Prior to fiscal 2005 the Company operated primarily out of its corporate headquarters in Dallas, Texas. In fiscal 2005, in addition to the corporate office, the Company began operating out of local offices including computer centers in Hillsboro, Texas and Stafford, Texas. In fiscal 2006, we continued operating these local offices and added computer centers in Corsicana, Texas, Floresville, Texas and Weimar, Texas. Operating expenses for the Company include operating expenses for both the corporate office and the local computer centers.

In January 2006, the Company announced the relocation of its corporate headquarters to Houston, Texas. The move is expected to be completed in March 2006. The Company’s dial-up support center will continue to operate out of the Dallas office.

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

Bad debt expense consists primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older and certain other accounts, as necessary, have been accounted for as a bad debt expense.

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

The following table sets forth certain unaudited financial data for the three months ended December 31, 2005 and 2004. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF INCOME DATA:
REVENUES:
Internet services	$2,158	87.3%	$2,677	96.6%
Other	314	12.7%	94	3.4%

Total	2,472	100.0%	2,771	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,558	63.0%	1,597	57.7%
Sales and marketing	90	3.6%	159	5.7%
General and administrative	839	33.9%	765	27.6%
Provision for (recoveries of) bad debt expense	20	0.8%	(4)	(0.1)%
Depreciation and amortization	212	8.6%	162	5.8%

Total	2,719	109.9%	2,679	96.7%

OPERATING (LOSS) INCOME	(247)	(9.9)%	92	3.3%
INTEREST EXPENSE, NET	24	1.0%	8.3%

NET (LOSS) INCOME	$(271)	(10.9)%	$84	3.0%

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.02)		$0.01

DILUTED	$(0.02)		$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,453		10,529
DILUTED	12,453		10,617

OTHER DATA:
Subscribers at end of period (1)	49,000		58,000
EBITDA(2)	$(35)		254
EBITDA margin(3)	(1.4)%		9.2%

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(271)		84
Add:
Depreciation and amortization	212		162
Interest expense, net	24		8

EBITDA(2)	$(35)		$254

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 (Continued)

Total revenue. Total revenue decreased by $0.3 million, or 10.8%, to $2.5 million for the three months ended December 31, 2005, from $2.8 million for the three months ended December 31, 2004. The Company’s subscriber count decreased by 9,000, or 15.5%, to 49,000 as of December 31, 2005 compared to 58,000 as of December 31, 2004. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers offset by an increase in wireless equipment reseller revenue. Wireless equipment reseller revenue for the three months ended December 31, 2005 was $277,000 compared to $80,000 for the three months ended December 31, 2004. The wireless equipment reseller program was launched in late November 2004.

Connectivity and operations. Connectivity and operations expense decreased by $.04 million, or 2.4%, to $1.56 million for the three months ended December 31, 2005, from $1.60 million for the three months ended December 31, 2004. The decrease in expense relates primarily to decreases in payroll and connectivity costs offset by increases in installation costs, wireless reseller cost of sales and sales tax expense. Wage expense decreased by approximately $223,000 in the three months ended December 31, 2005, compared to the same period of 2004 primarily as a result of the staff reductions carried out by the Company in the spring of 2005. Connectivity costs decreased by approximately $188,000 in the three months ended December 31, 2005, compared to the same period of 2004, primarily as a result of the consolidation of internet and telephone connections and circuits to more closely align with demand.

Decreases in wages and connectivity from 2004 to 2005 were offset primarily by increases in cost of sales related to the ramp up of wireless installations at the new computer centers and the costs of sales for the wireless reseller business. Tower rents, installations costs and wireless CPE (customer premise equipment) costs of sales for the three months ended December 31, 2005 totaled approximately $145,000 compared to $20,000 for the three months ended December 31, 2004. Wireless equipment reseller cost of sales increased by $182,000, or 260%, to $251,000 for the three months ended December 31, 2005, from $70,000 for the three months ended December 31, 2004, due to the increase in wireless equipment reseller revenue.

During the three months ended December 31, 2005, connectivity and operations expense also includes sales tax expense of approximately $45,000 related to a sales tax audit.

Sales and marketing. Sales and marketing expense decreased by $69,000, or 43.4%, to $90,000 for the three months ended December 31, 2005, compared to $159,000 for the three months ended December 31, 2004. The decrease relates primarily to reductions in head count.

General and administrative. General and administrative expense increased by $74,000, or 9.7%, to $839,000 for the three months ended December 31, 2005, from $765,000 for the three months ended December 31, 2004. The increase is primarily attributable to operating costs of the new computer centers.

Provision for bad debt expense. Provision for bad debt expense increased to $20,000 for the three months ended December 31, 2005, from a bad debt recovery of $4,000 for the three months ended December 31, 2004. The increase is due to the increase in reserve for bad debts for the wireless equipment reseller business. As of December 31, 2005, the Company continues to be fully reserved for all customer accounts that are at least 90 days old and certain other accounts.

Depreciation and amortization. Depreciation and amortization increased by $50,000, or 30.9%, to $212,000 for the three months ended December 31, 2005, from $162,000 for the three months ended December 31, 2004. The increase is primarily due to an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest expense, net. For the three months ended December 31, 2005, the Company recorded net interest expense of $37,000 and net interest income of $13,000. Interest expense relates primarily to interest accrued and/or paid on acquisition debt and interest accrued on the sales tax audit assessment. Interest income relates to interest earned on the Company’s money market cash accounts. For the three months ended December 31, 2004, the Company recorded approximately $15,000 in interest expense related to acquisition debt, and approximately $7,000 in interest income related to interest earned on the Company’s money market accounts.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

The following table sets forth certain unaudited financial data for the six months ended December 31, 2005 and 2004. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).

	Six Months Ended December 31, 2005		Six Months Ended December 31, 2004
	(000’s)	% of Revenues	(000’s)	% of Revenues
STATEMENT OF INCOME DATA:
REVENUES:
Internet services	$4,399	85.9%	$5,158	97.8%
Other	720	14.1%	114	2.2%

Total	5,119	100.0%	5,272	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,094	60.4%	2,974	56.4%
Sales and marketing	164	3.2%	318	6.0%
General and administrative	1,536	30.0%	1,436	27.2%
Provision for (recoveries of) bad debt Expense	31	0.6%	(4)	0.0%
Depreciation and amortization	429	8.4%	226	4.3%

Total	5,254	(102.6)%	4,950	93.9%

OPERATING (LOSS) INCOME	(135)	(2.6)%	322	6.1%
INTEREST EXPENSE, NET	28	(0.6)%	0	0.0%

NET (LOSS) INCOME	$(163)	(3.2)%	$322	6.1%

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.01)		$0.03

DILUTED	$(0.01)		$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,446		10,496
DILUTED	12,446		10,555

CASH FLOW DATA:
Cash flow provided by operations	$3		271
Cash flow used in investing activities	$(254)		(256)
Cash flow used in financing activities	$(188)		(160)

OTHER DATA:
Subscribers at end of period (1)	49,000		58,000
EBITDA(2)	$294		$548
EBITDA margin(3)	5.7%		10.4%

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(163)		$322
Add:
Depreciation and amortization	429		226
Interest expense, net	28		—

EBITDA(2)	$294		$548

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3)	EBITDA margin represents EBITDA as a percentage of total revenue.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004 (Continued)

Total revenue. Total revenue decreased by $0.2 million, or 3.8%, to $5.1 million for the six months ended December 31, 2005, from $5.3 million for the six months ended December 31, 2004. The Company’s subscriber count decreased by 9,000, or 15.5%, to 49,000 as of December 31, 2005 compared to 58,000 as of December 31, 2004. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers offset by an increase in wireless equipment reseller revenue. Wireless equipment reseller revenue for the six months ended December 31, 2005 was $654,000, compared to $80,000 for the six months ended December 31, 2004. The wireless equipment reseller program was launched in late November 2004.

Connectivity and operations. Connectivity and operations expense increased by $0.1 million, or 3.3%, to $3.1 million for the six months ended December 31, 2005, from $3.0 million for the six months ended December 31, 2004. The increase in expense relates primarily to increases in installation costs, wireless reseller cost of sales and sales tax expense offset by decreases in wage expense and connectivity costs. Wage expense decreased by approximately $342,000 in the six months ended December 31, 2005, compared to the same period of 2004 primarily as a result of the staff reductions carried out by the Company in the spring of 2005. Connectivity costs decreased by approximately $329,000 in the six months ended December 31, 2005, compared to the same period of 2004, primarily as a result of the consolidation of internet and telephone connections and circuits to more closely align with demand.

Decreases in wages and connectivity from 2004 to 2005 were offset primarily by increases in cost of sales related to the ramp up of wireless installations at the new computer centers and the costs of sales for the wireless reseller business. Tower rents, installations costs and wireless CPE (customer premise equipment) costs of sales for the six months ended December 31, 2005 totaled approximately $194,000, compared to $8,000 for the six months ended December 31, 2004. Wireless equipment reseller cost of sales increased by $528,000, or 754%, to $598,000 for the six months ended December 31, 2005, from $70,000 for the six months ended December 31, 2004, due to the increase in wireless equipment reseller revenue.

During the six months ended December 31, 2005, connectivity and operations expense also includes sales tax expense of approximately $45,000 related to a sales tax audit.

Sales and marketing. Sales and marketing expense decreased by $154,000, or 48.4%, to $164,000 for the six months ended December 31, 2005, compared to $318,000 for the six months ended December 31, 2004. The decrease relates primarily to reductions in head count.

General and administrative. General and administrative expense increased by $100,000, or 7.0%, to $1,536,000 for the six months ended December 31, 2005, from $1,436,000 for the six months ended December 31, 2004. The increase is primarily attributable to operating costs of the new computer centers.

Provision for bad debt expense. Provision for bad debt expense increased to $31,000 for the six months ended December 31, 2005, from a bad debt recovery of $4,000 for the six months ended December 31, 2004. The increase is due primarily to the increase in reserve for bad debts for the wireless equipment reseller business. As of December 31, 2005, the Company continues to be fully reserved for all customer accounts that are at least 90 days old and certain other accounts.

Depreciation and amortization. Depreciation and amortization increased by $203,000, or 89.8%, to $429,000 for the six months ended December 31, 2005, from $226,000 for the six months ended December 31, 2004. The increase is primarily due to an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest (expense) income, net. For the six months ended December 31, 2005, the Company recorded net interest expense of $49,000 and net interest income of $21,000. Interest expense relates primarily to interest accrued and/or paid on acquisition debt and interest accrued on the sales tax audit assessment. Interest income relates to interest earned on the Company’s money market cash accounts. For the six months ended December 31, 2004, the interest income earned offset the interest paid on long-term debt and capital leases.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2005, cash provided by operations was $3,000 compared to cash provided by operations of $271,000 for the six months ended December 31, 2004. For the six months ended December 31, 2005, the net loss plus non-cash items totaled $298,000 which was used primarily for purchases of inventory and to decrease deferred revenue. Inventory, which primarily includes modems and wireless access radios, increased in the six months ended December 31, 2005 due to the new computer centers as well as the Company expanding its wireless equipment reseller business. For the six months ended December 31, 2004, net income plus non-cash items totaled $544,000 which was used primarily to offset the decrease in deferred revenue. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count.

Cash used in investing activities totaled $254,000 and $256,000 for the six months ended December 31, 2005 and 2004, respectively, and consisted of cash paid for acquisitions and fixed asset purchases related to the deployment of new wireless infrastructure.

Cash used in financing activities totaled $188,000 and $160,000 for the six months ended December 31, 2005 and 2004, respectively, and consisted primarily of proceeds from stock issuances offset by principal payments on debt and capital leases. Cash used in financing activities for the six months ended December 31, 2004 also included $72,000 paid to Jack Smith for the purchase of 200,000 shares of outstanding company stock in October 2004.

We estimate that cash on hand of $1.9 million at December 31, 2005, along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995 to the extent available. These risks include, without limitation, that (1) we will not be able to increase our rural customer base by providing wireless access in Texas at a rate that exceeds the loss of metropolitan area customers currently purchasing non-wireless access, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions; (8) that service interruptions or impediments could harm our business; and 9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the six months ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2005, the Company held its 2005 Annual Meeting of Shareholders, at which the shareholders voted as follows:

MATTER VOTED ON	SHARES VOTED FOR	SHARES VOTED AGAINST	AUTHORITY WITHHELD	ABSTAINING
The election of Troy LeMaile-Stovall to the board of directors	10,311,616	—	145,530	—

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Internet America, Inc. 1996 Incentive Stock Option Plan (4)

10.2	Internet America, Inc. First Amended 1998 Non-Qualified Stock Option Plan (5)

10.3	Internet America, Inc. Employee and Consultant Stock Option Plan (6)

10.4	Internet America, Inc. 2004 Non-Employee Director Plan (7)

11.1	Statement regarding computation of per share earnings(8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-70461) filed on January 19, 1999, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Internet America’s Post-Effective Amendment Registration Statement on Form S-8 (file no. 333-80277) filed on December 8, 1999, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-92295) filed on December 8, 1999, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(8)	See Note 3 to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 02/14/06	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 02/14/06	By:	/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Internet America, Inc.’s Articles of Incorporation (1)

3.2	Internet America, Inc.’s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Internet America, Inc. 1996 Incentive Stock Option Plan (4)

10.2	Internet America, Inc. First Amended 1998 Non-Qualified Stock Option Plan (5)

10.3	Internet America, Inc. Employee and Consultant Stock Option Plan (6)

10.4	Internet America, Inc. 2004 Non-Employee Director Plan (7)

11.1	Statement regarding computation of per share earnings (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*	Filed herewith
(1)	Previously filed as an exhibit to Internet America’s Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Internet America’s Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-70461) filed on January 19, 1999, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Internet America’s Post-Effective Amendment Registration Statement on Form S-8 (file no. 333-80277) filed on December 8, 1999, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-92295) filed on December 8, 1999, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.
(8)	See Note 3 to the Financial Statements.