Form 10QSB
period 2006-03-31
INTERNET AMERICA INC
filed 2006-06-09
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10930 W. Sam Houston Pkwy., N., Suite 200 HOUSTON, TX	77064
(Address of principal executive offices)	(Zip Code)

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

As of June 06, 2006, registrant had 12,508,914 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$979,927	$2,364,287
Accounts receivable, net of allowance for uncollectible accounts of $45,019 and $75,695 as of March 31, 2006 and June 30, 2005 respectively	62,854	182,953
Inventory	289,224	135,006
Prepaid expenses and other current assets	259,526	83,744

Total current assets	1,591,531	2,765,990
PROPERTY AND EQUIPMENT—Net	1,249,281	712,139
OTHER ASSETS—Net	4,934,996	4,904,712

TOTAL	7,775,808	$8,382,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$417,860	$439,551
Accrued liabilities	459,558	543,689
Deferred revenue	1,321,296	1,367,852
Current portion of long-term debt	103,544	241,742
Current portion of capital lease obligations	61,520	68,460

Total current liabilities	2,363,778	2,661,294
Long-term debt	191,378	104,738
Capital lease obligations	141,847	187,988

Total liabilities	2,697,003	2,954,020

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized 12,508,624 and 12,597,035 issued and outstanding as of March 31, 2006 and June 30, 2005, respectively	125,086	125,971
Additional paid-in capital	57,061,842	57,158,477
Treasury stock, at cost; -0- and 200,000 shares outstanding as of March 31, 2006 and June 30, 2005, respectively	—	(160,000)
Accumulated deficit	(52,108,123)	(51,695,627)

Total shareholders’ equity	5,078,805	5,428,821

TOTAL	$7,775,808	$8,382,841

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
REVENUES:
Internet services	$2,260,354	$2,570,057	$6,659,498	$7,727,423
Other	293,382	216,896	1,013,756	331,583

Total	2,553,736	2,786,953	7,673,254	8,059,006

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,654,217	1,923,264	4,747,937	4,898,216
Sales and marketing	34,592	180,566	198,875	498,409
General and administrative	857,932	750,743	2,393,864	2,186,468
Bad debt expense (recoveries)	21,893	87	53,419	(4,134)
Depreciation and amortization	233,129	184,385	662,158	410,465

Total	2,801,763	3,039,045	8,056,253	7,989,424

OPERATING (LOSS ) INCOME	(248,027)	(252,092)	(382,999)	69,582
INTEREST EXPENSE, NET	1,715	5,589	29,497	5,653

NET (LOSS) INCOME	$(249,742)	$(257,681)	$(412,496)	$63,929

NET (LOSS) INCOME PER COMMON
SHARE:
BASIC	$(0.02)	$(0.02)	$(0.03)	$0.01

DILUTED	$(0.02)	$(0.02)	$(0.03)	$0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,495,064	10,578,144	12,461,925	10,523,010

DILUTED	12,495,064	10,578,144	12,461,925	10,571,961

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(412,496)	$63,929
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	662,158	410,465
Provision for (recoveries of) bad debt expense	53,419	(4,134)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	66,680	31,598
Inventory	(248,099)	—
Prepaid expenses and other current assets	(175,782)	(131,466)
Other assets	(7,357)	(900)
Accounts payable and accrued liabilities	(264,524)	(183,581)
Deferred revenue	(108,675)	(331,015)

Net cash used in operating activities	(434,676)	(145,104)

INVESTING ACTIVITIES:
Purchases of property and equipment	(470,293)	(222,866)
Cash paid at closing for acquisitions	(248,371)	(109,250)

Net cash used in investing activities	(718,664)	(332,116)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,981	64,286
Purchase of treasury stock, net of note receivable forgiven	—	(72,661)
Principal payments under note payable	(187,920)	(227,447)
Principal payments under capital lease obligations	(53,081)	(17,294)

Net cash used in financing activities	(231,020)	(253,116)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,384,360)	(730,336)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,364,287	1,869,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$979,927	$1,139,414

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$27,408	$20,244

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$—	$87,349

Assets acquired through capital lease obligation	$—	$223,444

Assets acquired through accounts payable	$93,536	$—

Stock issued in connection with acquisitions	$52,500	$54,580

Debt assumed in connection with acquisitions	$65,166	$257,748

Debt issued in connection with acquisitions	$136,362	$356,327

Transfers between fixed assets and inventory	$187,417	$—

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K (File No 000-25147).

2.	Acquisitions

On January 23, 2006 the Company acquired the subscriber base and assets of 2FAST Communications, Inc. The purchase price was approximately $350,000, including common stock valued at approximately $20,000. Subscriber acquisition costs recorded in connection with the acquisition was approximately $228,000. The fair value assigned to the assets acquired at the date of acquisition is based upon preliminary estimates. The Company is in the process of obtaining supplemental information related to certain intangible assets and equipment, and accordingly the allocation of the purchase price is subject to refinement.

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

These acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the financial statements from the date of acquisition. Pro forma information for the acquisition is not presented as the impact is not material.

3.	Basic and Diluted Net (Loss) Income Per Common Share

There are no adjustments required to be made to net (loss) income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2006 and 2005. For the three and nine months ended March 31, 2006, diluted earnings per share is the same as basic earnings per share due to the net loss. For the nine months ended March 31, 2005, options to purchase 129,750 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of March 31, 2005, and it resulted in 48,951 common stock equivalents to be added to the weighted average shares for the nine months ended March 31, 2005. During the nine months ended March 31, 2005, options to purchase 361,145 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of March 31, 2005.

4.	Employee Stock Option Plans

The Company applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock option plans. The estimated fair value of each option grant was determined by reference to the quoted market price of the Company’s common shares at the date of grant over the amount an employee must pay to acquire the common shares of the Company. No compensation expense has been charged against operations for the nine months ended March 31, 2006 and 2005 related to stock option plans.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards consistent with the method of Statement of Financial Accounting Standard (“SFAS’) No. 123, the Company’s net income (loss) and income (loss) per share for the three and nine months ended March 31, 2006 and 2005 would have been as indicated below:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Reported net (loss) income	($249,742)	($257,681)	($412,496)	$63,929
Less: SFAS No. 123 compensation expense	(8,724)	(48,246)	(40,112)	(160,589)

Pro forma net loss	($258,466)	($305,927)	($452,608)	($96,660)

Reported basic (loss) income per share	($0.02)	($0.02)	($0.03)	$0.01

Reported diluted (loss) income per share	($0.02)	($0.02)	($0.03)	$0.01

Less: SFAS No. 123 compensation expense	($0.00)	($0.01)	($0.00)	($0.02)

Pro forma basic loss per share	($0.02)	($0.03)	($0.03)	($0.01)

Pro forma diluted loss per share	($0.02)	($0.03)	($0.03)	($0.01)

There were no options exercised to purchase shares of common stock during the nine months ended March 31, 2006. Options to purchase 30,000 shares of common stock were exercised during the nine months ended March 31, 2005.

5.	Other Assets

The carrying value of other assets at March 31, 2006 and June 30, 2005, are as follows:

	March 31, 2006	June 30, 2005
Goodwill	$26,047,266	$26,023,407
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)

Total goodwill, net	4,313,127	4,289,268

Subscriber acquisition costs	1,253,936	856,441
Accumulated amortization-subscriber acquisition costs	(707,239)	(308,812)

Total subscriber acquisition costs, net	546,697	547,629

Deposits	75,172	67,815

Total other assets, net	$4,934,996	$4,904,712

The amortization period for subscriber acquisition costs is 24 months. Amortization expense for the three and nine months ended March 31, 2006, was approximately $149,000 and $398,000, respectively. As of March 31, 2006, amortization expense for the fiscal years ending June 30, 2006, 2007 and 2008 is expected to be approximately $555,000, $318,000 and $72,000, respectively. Goodwill and subscriber acquisition costs acquired during the nine months ended March 31, 2006 were approximately $24,000 and $397,000, respectively.

6.	Income Taxes

During the three and nine months ended March 31, 2006 and the three months ended March 31, 2005, the Company generated a net loss. During the nine months ended March 31, 2005, the Company generated net income. No provision for income taxes was recorded for the three and nine months ended March 31, 2005, as the Company reduced the valuation allowance on its net operating losses generated in prior periods. As of March 31, 2006, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.2 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	March 31, 2006	June 30, 2005
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$35,938	$47,729
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8%	74,303	107,379
Note payable due April 1, 2006, payable in monthly installments of $5,629 with interest imputed at 8%	5,593	54,315
Note payable due October 1, 2005, payable in quarterly payments of $23,863 with interest imputed at 8%	—	46,349
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	15,772	23,013
Note payable due November 17, 2005, payable in quarterly payments of $12,000 with interest imputed at 8%	—	23,308
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9%	94,612	—
Note payable due September 15, 2005, payable in quarterly payments of $3,809 with interest imputed at 8%	—	3,771
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8%	41,750	—
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	26,954	40,616

	294,922	346,480
Less current portion	(103,544)	(241,742)

Total long-term debt	$191,378	$104,738

The Company’s long-term debt is unsecured except for approximately $52,000 and $71,000 as of March 31, 2006 and June 30, 2005, respectively, which is secured by certain inventory and equipment. The prime rate at March 31, 2006 and June 30, 2005 was 7.75% and 6.25%, respectively.

8.	Capital Lease Obligations

The Company leases certain phone equipment, wireless equipment and switches under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2006:

2006	$20,483
2007	74,113
2008	54,368
2009	54,368
2010	31,714

Total minimum lease payments	235,046
Less amounts representing interest	(31,679)

Present value of minimum capitalized payments	203,367
Less current portion	(61,520)

Long-term capitalized lease obligations	$141,847

9.	Related Parties

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosures are no longer an alternative. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after December 15, 2005, for public companies that are small business issuers. The Company expects to adopt SFAS No. 123 (R) on July 1, 2006, based on the new effective date announced by the SEC and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date. The Company has not yet completed its assessment of the impact of SFAS No. 123 (R) on its financial condition or results of operation upon adoption.

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

Overview

Internet America is an Internet service provider (“ISP’) serving approximately 46,000 subscribers in the southwestern United States, primarily in Dallas and Houston, Texas, as of March 31, 2006. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Prior to fiscal 2005, the Company derived substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented more than 99% of our revenue for the six months ended December 31, 2004. During fiscal 2005, the Company derived some revenue from reselling wireless equipment which changed the revenue mix. For the nine months ended March 31, 2006, Internet access services accounted for 86.8% of total revenue with the remaining revenues related primarily to wireless equipment reseller revenues. Due to lower profit margins in the wireless equipment reseller business compared to Internet access services, management has discontinued substantially all activity in the wireless equipment reseller business as of February 28, 2006, and made related reduction in sales staffing. Substantially all inventory held for the wireless equipment reseller business was sold prior to February 28, 2006, remaining amounts will be deployed in our own wireless Internet infrastructure or related customer network.

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

The Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets where competition is less intense. During the fiscal year ended June 30, 2005, we expanded into several rural markets which meet these criteria through acquisitions and the deployment of new infrastructure. The Company evaluates locations for deploying new infrastructure based on population density, in an attempt to serve a larger number of underserved customers with each network. The Company is actively pursuing development opportunities in other non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served or non-served. In pursuing this strategy, the Company is narrowing its focus to products and services that contribute directly to its implementation.

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

Prior to fiscal 2005 the Company operated primarily out of its corporate headquarters in Dallas, Texas. In January 2006, the Company announced the relocation of its corporate headquarters to Houston, Texas. The move was completed in March 2006, however, certain support center staff continue to operate out of the Dallas office. In fiscal 2005, in addition to the corporate office, the Company began operating out of local offices including district offices in Hillsboro and Stafford, Texas. In fiscal 2006, we continued operating these local offices and added district offices in Corsicana, Floresville and Weimar, Texas. Operating expenses for the Company include operating expenses for both the corporate office and the district offices.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel, including call center wages. Connectivity costs include (i) fees paid to telephone companies for subscribers’ dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our new wireless networks.

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement and management salaries. Advertising costs are expensed as incurred.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth certain unaudited financial data for the three months ended March 31, 2006 and 2005. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	(000’s)	% of Revenues		(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA: REVENUES:
Internet services Other	$2,260 294	88.5 11.5	% %	$2,570 217	92.2 7.8	% %

Total	2,554	100.0%		2,787	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,654	64.8%		1,923	69.0%
Sales and marketing	35	1.4%		181	6.5%
General and administrative	858	33.6%		751	26.9%
Bad debt expense	22	0.9%		—	0.0%
Depreciation and amortization	233	9.1%		184	6.6%

Total	2,802	109.8%		3,039	109.0%

OPERATING LOSS	(248)	(9.7%)		(252)	(9.0%)
INTEREST EXPENSE, NET	2	0.1%		6	0.2%

NET LOSS	$(250)	(9.8%)		$(258)	(9.2%)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)			$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	12,495			10,578

OTHER DATA:
Subscribers at end of period(1)	46,000			55,000

EBITDA(2)	$(15)			$(68)
Reconciliation of net loss to EBITDA:
Net loss	$(250)			$(258)
Add:
Depreciation and amortization	233			184
Interest expense, net	2			6

EBITDA(2)	$(15)			$(68)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)

EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue decreased by $233,000 or 8.4%, to $2,554,000 for the three months ended March 31, 2006, from $2,787,000 for the three months ended March 31, 2005. The Company’s subscriber count decreased by 9,000 or 16.4%, to 46,000 as of March 31, 2006 compared to 55,000 as of March 31, 2005. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers partially offset by an increase in wireless subscribers. Wireless equipment reseller revenue for the three months ended March 31, 2006 was $281,000 compared to $216,000 for the three months ended March 31, 2005. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $269,000, or 14.0%, to $1.7 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. Wages decreased by approximately $314,000 due to several reductions in force since March 2005 offset by severance costs of approximately $50,000 incurred in connection with the reduction-in-force carried out by the Company in January 2006. Additional decrease of approximately $116,000 relates primarily to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. Sales tax expense decreased $25,000 related to prior period sales tax audits. These decreases are offset by increases in wireless installation costs, tower rents and wireless CPE (customer premises equipment) of approximately $136,000. As a percentage of total revenue, connectivity and operations expense decreased to 64.8% for the three months ended March 31, 2006, from 69.0% for the three months ended March 31, 2005 due to lower margins on the wireless equipment reseller revenue offset by the decrease in revenues.

Sales and marketing. Sales and marketing expense decreased by $146,000, or 80.7%, to $35,000 for the three months ended March 31, 2006, compared to $181,000 for the three months ended March 31, 2005. The decrease relates primarily to decrease in wages and payments to marketing consultants of approximately $119,000, which is the result of previous reductions in force. Additionally, there was a decrease in billboard and mass marketing costs totaling $27,000. Sales and marketing expense for the three months ended March 31, 2005 also includes severance costs, as a result of the reduction in force, of approximately $4,000.

General and administrative. General and administrative expense increased by $107,000 or 14.2%, to $858,000 for the three months ended March 31, 2006, from $751,000 for the three months ended March 31, 2005. The increase is primarily a result of increased operating costs of regional offices which were former headquarters for acquired entities. General and administrative expense for the three months ended March 31, 2006 also includes severance costs, as a result of the reduction in force, of approximately $21,000. Also, the Company incurred additional travel for Houston personnel to Dallas during the transition of the corporate office from Dallas.

Provision for bad debt expense. Provision for bad debt expense increased by $22,000, or 100% for the three months ended March 31, 2006, from $-0- for the three months ended March 31, 2005. The increase is related to reserve for doubtful wireless equipment reseller receivables. As of March 31, 2006, the Company continues to be fully reserved for all customers accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $49,000 or 26.6% to $233,000 for the three months ended March 31, 2006, from $184,000 for the three months ended March 31, 2005. The increase relates to additions in fixed assets through both acquisitions and new product development including the deployment of new wireless technology.

Interest expense (income), net. For the three months ended March 31, 2006, the Company recorded approximately $14,000 in interest expense and approximately $12,000 in interest income. For the three months ended March 31, 2005, the Company recorded approximately $12,000 in interest expense and approximately $6,000 in interest income. The interest expense recorded relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2006 and 2005. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended March 31, 2006			Nine Months Ended March 31, 2005_
	(000’s)	% of Revenues		(000’s)	% of Revenues
STATEMENT OF OPERATIONS DATA: REVENUES:
Internet services Other	$6,659 1,014	86.8 13.2	% %	$7,727 332	95.9 4.1	% %

Total	7,673	100.0%		8,059	100.0%

OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,748	61.9%		4,898	60.8%
Sales and marketing	199	2.6%		498	6.2%
General and administrative	2,394	31.2%		2,187	27.1%
Bad debt (recoveries) expense	53	0.7%		(4)	0.0%
Depreciation and amortization	662	8.6%		410	5.1%

Total	8,056	105.0%		7,989	99.2%

OPERATING (LOSS) INCOME	(383)	5.0%		70	0.8%
INTEREST EXPENSE, NET	29	0.4%		6	0.0%

NET (LOSS) INCOME	$(412)	5.4%		$64	0.8%

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.03)			$0.01

DILUTED	$(0.03)			$0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,462			10,523
DILUTED	12,462			10,572
CASH FLOW DATA:
Cash flow used in operations	$(435)			$(145)
Cash flow used in investing activities	(719)			(332)
Cash flow used in financing activities	(231)			(253)
OTHER DATA:
Subscribers at end of period (1)	46,000			55,000
EBITDA(2)	$279			$480
Reconciliation of net income to EBITDA:
Net Loss income	$(412)			$64
Add:
Depreciation and amortization	662			410
Interest expense (income), net	29			6

EBITDA(2)	$279			$480

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)

EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue decreased by $386,000, or 4.8%, to $7.7 million for the nine months ended March 31, 2006, from $8.1 million for the nine months ended March 31, 2005. The Company’s subscriber count decreased by 9,000 or 16.4%, to 46,000 as of March 31, 2006 compared to 55,000 as of March 31, 2005. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers partially offset by an increase in wireless equipment reseller revenue and to a lesser extent from an increase in wireless subscribers. Revenue from wireless equipment reseller revenue was approximately $938,000 for the nine months ended March 31, 2006 compared to $296,000 for the nine months ended March 31, 2005. The Company became a wireless access provider in September 2004 and in November

2004 became a wireless equipment reseller. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $150,000, or 3.1%, to $4.7 million for the nine months ended March 31, 2006 from $4.9 million for the nine months ended March 31, 2005. The increase in expense relates primarily to increases in installation costs and wireless reseller cost of sales offset by decreases in wage expense and connectivity costs. Wage expense decreased by approximately $655,000 in the nine months ended March 31, 2006, compared to the same period of 2005 primarily as a result of the staff reductions carried out by the Company in the spring of 2005 and again in the three months ended March 31, 2006. Wage expense includes severance costs of approximately $50,000 for the nine months ended March 31, 2006. Connectivity costs decreased by approximately $460,000 in the nine months ended March 31, 2006, compared to the same period of 2005, primarily as a result of the consolidation of internet and telephone connections and circuits to more closely align with demand.

Decreases in wages and connectivity from 2004 to 2005 were offset primarily by increases in cost of sales related to the ramp up of wireless installations at the acquired regional locations and the costs of sales for the wireless reseller business. Tower rents, installation costs and wireless CPE (customer premise equipment) costs of sales for the nine months ended March 31, 2006 totaled approximately $375,000, compared to $114,000 for the nine months ended March 31, 2005. Wireless equipment reseller cost of sales increased by $687,000, or 256%, to $955,000 for the nine months ended March 31, 2006, from $268,000 for the nine months ended March 31, 2005, due to the increase in wireless equipment reseller revenue.

During the nine months ended March 31, 2006, connectivity and operations expense also includes sales tax expense of approximately $45,000 related to a sales tax audit.

Sales and marketing. Sales and marketing expense decreased by $299,000, or 60.1%, to $199,000 for the nine months ended March 31, 2006, compared to $498,000 for the nine months ended March 31, 2005. The decrease relates primarily to decreases in staffing and also decreases in advertising costs incurred in the nine months ended March 31, 2006.

General and administrative. General and administrative expense increased by $207,000, or 9.5%, to $2.4 million for the nine months ended March 31, 2006, from $2.2 million for the nine months ended March 31, 2005. The increase is primarily a result of expenses incurred during the nine months ended March 31, 2006 in connection with the additional travel for Houston personnel to Dallas during the transition of the corporate office from Dallas, as well as moving expense for relocating the corporate office. General and administrative expense for the nine months ended March 31, 2006 and 2005 also includes severance costs, as a result of the reduction in force, of approximately $21,000 and $3,000, respectively.

Provision for bad debt expense. Provision for bad debt expense increased by $53,000, for the nine months ended March 31, 2006, compared to bad debt recoveries of $4,000 for the nine months ended March 31, 2005, mainly related to wireless equipment reseller receivables which are fully reserved for. As of March 31, 2006, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $252,000, or 61.5%, to $662,000 for the nine months ended March 31, 2006, from $410,000 for the nine months ended March 31, 2005. The increase relates primarily to increased amortization expense related to subscriber acquisition costs.

Interest expense (income), net. For the nine months ended March 31, 2006, the Company recorded approximately $63,000 in interest expense and approximately $33,000 in interest income. For the nine months ended March 31, 2005, the Company recorded approximately $27,000 in interest expense and approximately $21,000 in interest income. The interest expense recorded in these periods relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended March 31, 2006, cash used in operations was $435,000 compared to cash used in operations of $145,000 for the nine months ended March 31, 2005. For the nine months ended March 31, 2006, adding non-cash items back to the net loss results in net income of $303,000 which was used primarily for purchases of inventory and increases in prepaids and to decrease accounts payable and accrued liabilities and deferred revenue. Inventory, which primarily includes modems and wireless access radios, increased in the nine months ended March 31, 2006 due to the new computer centers, as well as, the Company expanding its wireless equipment reseller business. For the nine months ended March 31, 2005, net income plus non-cash items totaled $470,000 which was used primarily to offset the increase in prepaid and other current assets, decrease in deferred revenue, as well as a decrease in accounts payable and accrued liabilities. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count. The decrease in accounts payable and accrued liabilities is a result of the Company paying vendors on a timelier basis and the resolution of billing disputes with telecommunication vendors.

Cash used in investing activities totaled $719,000 and $332,000 for the nine months ended March 31, 2006 and 2005, respectively, and consisted of cash paid for acquisitions and fixed asset purchases related to the deployment of new wireless infrastructure.

Cash used in financing activities totaled $231,000 and $253,000 for the nine months ended March 31, 2006 and 2005, respectively, and consisted primarily of proceeds from stock issuances offset by principal payments on debt and capital leases.

We estimate that cash on hand of $980,000 at March 31, 2006, along with anticipated reductions in cash used in operations will be sufficient to meet our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

During the nine months ended March 31, 2006, we had significant use of cash related to acquisitions and fixed assets which increased our investing activity by $387,000 over the nine months ended March 31, 2005. We incurred severance costs of approximately $79,000 and significant costs for redundant payroll and other moving expense during the relocation of our corporate headquarters from Dallas to Houston. We have made significant decreases in our accounts payable to pay vendors on a timelier basis and significant increases in our inventories which total $513,000 for the nine months ended March 31, 2006. We believe that while these contributed to our significant reduction in cash, these costs are not related to our ability to continue operations in existing markets. We will monitor our cash balance before proceeding with additional acquisitions or expansion.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995 to the extent available. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers currently purchasing non-wireless access, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) financing will not be available to us if and as needed, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions, especially as a result of the recent U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (8) that service interruptions or impediments could harm our business; and 9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2006, we issued 50,000 shares of our common stock, $0.01 per value per share, pursuant to an Asset Purchase Agreement dated the same date, to the owner of 2FAST Communications, Inc. in connection with our acquisition of the assets of that company. A copy of the Asset Purchase Agreement is attached as Exhibit 2.1 to this Current Report on Form 10-QSB and is incorporated herein by reference.

The foregoing securities were offered and sold in a private transaction in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position of the recipient as an informed, qualified investor. The sale was made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sale.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement with 2FAST Communications, Inc. dated January 14, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: June 7, 2006	By:	/s/ William E. Ladin, Jr.

William E. Ladin President and Chief Executive Officer

Date: June 7, 2006	By:	/s/ Jennifer S. LeBlanc

Jennifer S. LeBlanc, CPA Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement with 2FAST Communications, Inc. dated January 14, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc