Form 10KSB
period 2006-06-30
INTERNET AMERICA INC
filed 2006-10-06
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2006
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25147

Internet America, Inc.
(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10930 W. Sam Houston Pkwy.,N. Suite 200	77064
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number: (214) 861-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:
(Not applicable)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01 Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $9,909,385.

Based on the closing price of the registrant’s Common Stock on September 1, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $3,146,439. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more then 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 30, 2006 was 12,508,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in December 2006 to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 9 through 12 and 14 of this Form 10-KSB.

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement.”

PART I

Item 1. Description of Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that provides an array of Internet services to residential and business subscribers. As of June 30, 2006, we served approximately 37,000 active subscribers. Internet America was incorporated in Texas in 1995 and currently has operations only in the state of Texas.

In fiscal 2006 the Company continued to adjust its focus and business away from reliance on dialup and wire broadband connectivity in major metropolitan markets to providing wireless broadband Internet connectivity to under-served suburban and rural markets near its wireless operational centers in San Antonio, Stafford (a suburb of Houston) and Corsicana, Texas. These operational centers provide installation, construction and repair services to their surrounding geographic areas, and are supported by two additional remote offices in Hillsboro and Weimar, Texas. We expect these centers to cover a market area that is larger than the town where it is located. We try to locate a center so that one can reach any part of its market within an hour and a half’s drive. Initially, three of these operational centers also offered computer repair services. However, due to lack of profitability, these service offerings were discontinued during 2006.

The San Antonio wireless operations are a result of two acquisitions made in fiscal 2006 and internal growth in that market subsequent to the acquisitions: Top Gun Telecommunications, purchased in July of 2005, and 2Fast Communications, Inc. purchased in January, 2006. The operations of these two entities were combined shortly after the 2Fast acquisition.

The Houston area wireless operations have been expanded in a “de-novo” fashion since operations commenced in September 2005 in the area west of Houston, roughly following Interstate Highway 10. The initial service offerings were provided in Weimar, Texas and have expanded since then to the towns of Schulenberg, Flatonia and Columbus. In February 2006, the Company acquired a small Wireless ISP, PowerWeb, in the Fulshear, Texas area near Houston and has used this as a platform for expansion of services in that geographic region as well.

In the Corsicana operational center, approximately 50% of the present operations and subscriber base are the result of several acquisitions made in fiscal 2005 and the remaining 50% from growth in subscribers since those acquisitions. The Corsicana operations provide service coverage to a five county area where some residents commute to the Dallas/Fort Worth Metroplex for employment.

In addition to the growth of the wireless subscriber base through acquisitions, in the last nine months, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets”, consisting primarily of subdivisions and other small geographic areas with favorable demographics and population density, near the operational centers in San Antonio, Houston and Corsicana, Texas. At June 30, 2006, the Company had approximately 3,200 wireless subscribers.

In addition to its focus on wireless broadband Internet access services, the Company continues to provide dialup and wire-line broadband Internet access services and other services such as co-location of servers, hosting of websites and broadband telecommunications to its long-existing base of subscribers. However, as previously reported, the Company does not aggressively market these services and has seen some decline of the overall number of subscribers using these services as wireless service becomes more popular. As of June 30, 2006, Internet America had approximately 3,000 wire-line broadband subscribers down from 3,200 at June 30, 2005.

In January of 2006, the Company announced its intention to relocate its corporate headquarters to Houston from Dallas, Texas. That move was completed in March. Also in March, the Company ceased operations of its small “computer centers” which offered computer repair services in some local markets, after a review of them indicated that they were only marginally profitable and did not provide the tactical marketing advantages that management had originally presumed.

The Company is also in the process of relocating its primary data center operations from Dallas to Houston. Management anticipates that this will be completed by the end of calendar 2006.

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many wireless Internet service providers (“WISPS”) who need the sales, marketing and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company is focusing on markets that enhance its geographic and strategic plans. As we have gained experience in both opening de novo markets and acquiring ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring attractive subscriber bases and good, experienced management. For these reasons, as well as the potential financial attractiveness of some acquisitions, the Company remains open to blending its expansion to new suburban and rural markets in the near term between de novo openings and acquisitions. In addition to the opportunity for organic growth, some of the larger potential combinations appear to be even more attractive because of duplication and redundancy in areas such as customer support, accounting, telecom costs and systems. Management believes that such combinations could be synergistic in improving sales and marketing while saving money by reducing duplicated expenses.

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, web hosting, co-location and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions, and the majority of our business customers are under service contracts for a term. We bill most consumer subscribers through automatic charges to their credit cards or bank accounts, and we bill most of our business customers by monthly invoices. We offer discounts on almost all of our services for subscribers who prepay for a longer term.

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

Wireless Broadband Internet Access. Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses and personal web sites.

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

• Highly technical issues that sophisticated users may encounter; and

• Operating system defects/workarounds.

We had approximately 28 customer care employees in three different business areas (specialized by type of service) at June 30, 2006. Customer care is available to subscribers during extended business hours, typically until 9 p.m. weekdays and on limited hours on weekends. These hours were reduced from 24x7 in early 2006 after careful evaluation of overnight call volumes and the user needs at those times. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.

We maintain a comprehensive description of our customer care services on our Web site, as well as troubleshooting tips and configuration information. Subscribers can also obtain recorded system and network status reports at any time and review extensive system and network performance on the World Wide Web.

Marketing

As discussed, our marketing efforts and expenditures are primarily focused on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door direct marketing to create brand and service awareness in these areas. We do not use mass-marketing tools or tactics as a result of our focus on very specific geographic areas.

Infrastructure

Our network provides subscribers with local dial-up and broadband (DSL) access in all major metropolitan areas of Texas, as well as dial-up access in many tier 2 and tier 3 cities. Our wireless network is limited to specific areas in which we have chosen to establish the required network components such as towers and network access points.

Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

Physical and Virtual POPs. Subscribers dial a local phone number and connect to one of our points of presence (POPs), consisting of inbound telephone lines, modems and related computer equipment. The POPs are either facilities owned by Internet America or "Virtual POPs" owned by telecommunication companies. Virtual POP architecture allows us to provide local access services without deploying additional physical infrastructure. The Virtual POP architecture enables subscribers to dial a local phone number and connect to a modem owned and housed by a telecommunications provider. The subscriber's data call is then routed across leased lines to our internal network. Unlike simply leasing network capacity from a third-party provider, the Virtual POP architecture allows us to maintain substantial control over quality of service and capacity. The benefits of this architecture include substantially reduced capital expenditures and reduced exposure to technological obsolescence. In addition, when entering new markets, the Virtual POP architecture allows us to match more precisely capacity needs to actual sales in that market.

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

Our network is remotely monitored by using software tools that alert specific employees who are responsible for specific functions of the network and various applications running on the network. The software tools monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure on a 24 hour/365 days a year basis and transmit alerts as issues appear. The employees who receive the alerts are responsible for operational communications among internal departments and are also responsible for communication with external service providers. Other software tools such as statistical analysis software are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed.

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

Management Information Systems. Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system (“CMS”) to handle all customer contact and billing information for the services we provide. CMS maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. We continually enhance CMS to provide additional functionality for improved financial, marketing and management reporting.

Technology and Development

The Company does not focus a material amount of resources on developing new technologies. We do however recognize that additional revenue streams and higher level of subscriber satisfaction (and thus increased subscriber retention) are, in many cases, based on deploying new services and technologies as they become commercially reliable and economically feasible. Therefore, we are continuously evaluating new technologies and applications for possible introduction or incorporation into our services.

Additionally, we are committed to developing and maintaining strong, stable, resilient low latency data-communications networks in order to provide connectivity services to our subscribers. As new services are introduced, we believe our customers will quickly be able to adopt our new offerings on the infrastructure on which our network is deployed.

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek”, “Airmail.net," and "Airnews.net," are registered service marks of Internet America or its subsidiaries. In addition, as we expand our wireless operations in rural markets and become more entrenched and integrated into the communities that we serve through our local offices, local staff and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive in every type of market (dialup, wired broadband and wireless).

In the dialup market, where we have approximately 18,000 subscribers, there are no substantial barriers to entry, and we expect that competition will continue to intensify and, more importantly, dialup subscribers in general will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services market, such as DSL (where we have over 3,000 subscribers) or cable-modem, in particular is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer. We have to rely on local loop providers with whom we compete in order to provide DSL services to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers. Furthermore, other methods of broadband delivery which we do not currently offer, such as cable transmission, may be more successful than DSL.

In the wireless market, while there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e. those areas where there is less competition or technically inferior services available).

In all of these competitive markets, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services) than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

• national online service providers, such as AOL, the Microsoft Network and EarthLink;
• national telecommunications providers, such as AT&T, Qwest, MCI and Sprint;
• numerous regional and local ISPs and WISPs;
• computer hardware and software companies, and other technology companies, such as Microsoft and Dell;

• cable operators, such as Time Warner and Comcast;
• fixed wireless communications companies;
• satellite companies; and
• electric utility companies.

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as "information service providers," rather than regulated "telecommunications providers" under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers. However, as we provide Internet access delivered via DSL or wire line broadband technology, which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.

Changes in the FCC's policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business. The FCC has recently determined that Internet access providers, utilizing DSL technology, are “information services functionally integrated with a telecommunications component”. In the past, the FCC required that telephone companies and similar carriers offer the DSL transmission component separately from their own Internet service, as a stand-alone service on a common-carrier basis. This regulation was removed effective August 2006, thereby allowing telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both.

Internet America has approximately 3,000 DSL subscribers. After the data center move is complete at the end of this calendar year, we anticipate entering into renegotiation of our contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. The intended result will be a mutually agreeable solution which will allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating our contracts with the ILEC providers.

Further changes in the FCC's policies relating to the classification of telecommunications services and information services could have more adverse effects on our business. If the FCC were to classify us as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, could impede our ability to compete for broadband customers and could cause us to have to increase prices for our services.

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

Due to the increasing popularity and use of the Internet, it is possible that additional laws, regulations or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2006, we employed approximately 67 people, 58 of whom were full-time and 9 of whom were part time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 2. Description of Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where all executive functions exist. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use. We lease office space in the following locations for the purposes indicated:

Location	Square footage	Purpose
Houston	4,100	Corporate headquarters
Hillsboro	1,500	Field office
Dallas	19,000	Call center
Stafford	5,600	Call center/Field office
Corsicana	2,000	Field office
San Antonio	1,700	Field office

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol GEEK.OB. The following table shows the high and low bid quotations per share of the common stock for the periods indicated as reported on the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2006:
Fourth Quarter	$0.40	$0.29
Third Quarter	0.55	0.38
Second Quarter	0.64	0.40
First Quarter	0.78	0.46
Fiscal Year Ended June 30, 2005:
Fourth Quarter	1.17	0.67
Third Quarter	1.54	0.87
Second Quarter	1.54	0.66
First Quarter	0.80	0.51

At September 30, 2006, there were 252 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 28, 2006 was $0.28 per share.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 10 of this Form 10-KSB, which incorporates by reference a section of the Company’s definitive proxy statement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions; (8) service interruptions or impediments could harm our business; (9) we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (10) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (11) government regulations could force us to change our business practices; (12) we may be unable to continually develop effective business systems, processes and personnel to support our business; (13) we may be unable to hire and retain qualified personnel, including our key executive officers; (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (15) our stock price has been volatile historically and may continue to be volatile; and (16) some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

Overview

Internet America is an ISP serving approximately 37,400 subscribers in Texas as of June 30, 2006. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.  The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented more than 94.5% of our revenue for the year ended June 30, 2005.  For the year ended June 30, 2006, Internet access services accounted for 89.5% of total revenue, with the remaining revenues related primarily to wireless reseller revenues.

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

The Company has undertaken several initiatives to address the declining subscriber base and decrease in its total revenues and the related impact on profitability including:

•	Change in focus to under served markets;
•	Acquiring Wireless Internet Service Providers in strategic geographic areas; and
•	Continuing to identify opportunities to improve profitability.

As more fully described in Part I, Item 1. Description of Business, the Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served markets.  During the fiscal year ended June 30, 2006, we expanded in the suburban and rural markets near San Antonio and Houston, Texas, through acquisitions and in all three of our major wireless markets we deployed new infrastructure to enable additional growth within markets we presently serve. The Company is pursuing additional growth within markets we presently serve and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served.. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation.

Management continues to evaluate overall profitability. During 2006, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. The Company also reduced head count in fiscal 2006 through a reduction-in-force (“RIF”) carried out by management in January 2006. Although a certain number of staff has been added since then and we incurred severance costs related to the RIF, the Company still experienced an approximate 13% decrease in total salaries and wages, excluding severance costs of approximately $83,000 in 2006 and $132,000 in 2005.

In fiscal 2006 the Company continued as a wireless equipment reseller (“WER”). Our WER business involves purchasing wireless infrastructure equipment and wireless customer premise equipment in bulk for both internal purchases and for resale to other WISP’s. Bulk purchases allow the Company to maximize its cost savings for the deployment of wireless. Included in other revenues during fiscal 2006 is revenue of approximately $963,000 related the Company’s WER revenues. Due to lower profit margins, the Company discontinued this business in March 2006. Remaining inventories were sold prior to March or are being utilized in our wireless internet provider business.

Company management believes the initiatives identified above are instrumental to the achievement of our goals, but they may be subject to competitive, regulatory and other events and circumstances that are beyond our control. We can provide no assurance that we will be successful in achieving any or all of the initiatives, that the achievement or existence of such initiatives will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue includes Neo server revenue, which was discontinued in November 2004, and wireless equipment reseller revenues, which was discontinued in March 2006.

Prior to fiscal 2005, the Company operated primarily out of its corporate headquarters in Dallas, Texas. In fiscal 2005, in addition to the corporate office, the Company began operating out of local offices including computer centers in Corsicana, Hillsboro and Stafford, Texas. In March 2006, the corporate headquarters were moved to Houston, Texas. Operating expenses for the Company includes operating expenses for both the corporate office and the local computer centers.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our new wireless networks.

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

Results of Operations

Year Ended June 30, 2006 Compared to June 30, 2005

The following table shows financial data for the years ended June 30, 2006 and 2005. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30, 2006		Year Ended June 30, 2005

	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$8,874	89.6%	$10,063	94.5%
Other	1,035	10.4%	584	5.5%
Total	9,909	100.0%	10,647	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,080	61.4%	6,518	61.2%
Sales and marketing	229	2.3%	607	5.7%
General and administrative	3,288	33.2%	2,887	27.1%
(Recoveries of) provision for bad debt expense	56.6%		(1)	.0%
Depreciation and amortization	859	8.7%	602	5.7%
Total	10,512	106.1%	10,613	99.7%
OPERATING INCOME (LOSS)	(603)	(6.1)%	34	0.3%
INTEREST (EXPENSE) INCOME, NET	(33)	(.3)%	(15)	(.1)%
NET INCOME (LOSS)	$(636)	(6.4)%	$19	0.2%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.05)		$0.00
DILUTED	$(0.05)		$0.00
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,473,635		10,771,571
DILUTED	12,473,635		10,835,249
OTHER DATA:
Subscribers at end of period (1)	37,400		53,000
Number of employees at end of period	67		64
EBITDA(2)	$256		$636
EBITDA margin(3)	2.6%		6.0%
CASH FLOW DATA:
Cash flow used in operations	$(475)		$(266)
Cash flow used in investing activities	$(685)		$(335)
Cash flow provided by (used in) financing activities	$(267)		$1,096

Reconciliation of net income (loss) to EBITDA:

Net income (loss)	$(636)		$19

Add:

Depreciation and amortization	859		602
Interest income	(43)		(29)
Interest expense	76		44
EBITDA (2)	$256		$636
__________

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

Total revenue. Total revenue decreased by $738,000, or 6.9%, to $9.9 million in fiscal 2006 from $10.6 million in fiscal 2005. The Company’s subscriber count decreased by 15,600, or 29.4%, to 37,400 as of June 30, 2006 compared to 53,000 as of June 30, 2005. The net decrease in revenue is the direct result of the decrease in subscriber counts offset by increased revenue related primarily to dial-up and wireless access revenue from acquisitions and wireless equipment reseller revenue. Revenue from wireless equipment reseller revenue was approximately $963,000 and $615,000, respectively, for the year ended June 30, 2006 and 2005. The Company became a wireless access provider in September 2004, and in November 2004 became a wireless equipment reseller. In March 2006, the Company discontinued its wireless equipment reseller business due to low profit margins. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expenses decreased by approximately $438,000, or 6.7%, to $6.08 million for fiscal 2006 from $6.52 million for fiscal 2005. Due to reductions-in-force carried out in fiscal 2005 and fiscal 2006, labor costs decreased by $782,000 or 30.0%, from $2.6 million in fiscal 2005. A decrease of approximately $630,000 in connectivity costs was due to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. Additional decreases in merchant processing fees of approximately $62,000 are directly related to the decreases in internet services revenue.

These cost reductions of approximately $1.5 million are offset by increases in costs of equipment in the wireless equipment reseller business of $296,000, or 59%, from $500,000 in fiscal 2005. Additionally, as the Company has expanded its wireless access provider business, costs associated with this service have increased by $794,000 to $1.1 million in fiscal 2006.

As a percentage of total revenue, connectivity and operations expense was consistent at 61.4% for fiscal 2006 compared to 61.2% for fiscal 2005, due to increases in costs in the wireless access provider business offsetting significant cost reduction measures.

Sales and marketing. Sales and marketing expenses decreased by $378,000, or 62.3%, to $229,000 for fiscal 2006 from $607,000 for the prior fiscal year. The net change relates to approximately $322,000 in decreased payroll and consulting costs as well as approximately $55,000 in decreased advertising expenses. In fiscal 2005, payroll costs included two new sales and marketing staff members including a new wireless equipment reseller manager and the Vice President - Marketing and Sales (“VP-M&S”) hired in August 2004 and severance costs of approximately $6,000. The VP-M&S resigned in April 2005. The decrease in advertising expenses relates to reductions in printed promotions and a focus on direct mail marketing, which is less expensive and focuses on areas where wireless access service is offered.

General and administrative. General and administrative (“G&A”) expenses increased by $401,000, or 13.9%, to $3.3 million for fiscal 2006 from $2.9 million for fiscal 2005. The increase relates primarily to increases in personnel costs, contract labor, office expenses for the additional field offices, and loss on disposal of property and equipment, offset by decreases in G&A related to lower professional fees. G&A salaries and wages and related taxes increased by $306,000, or 20.7%, to $1.5 million for the year ended June 30, 2006, compared to $1.2 million for the year ended June 30, 2005, primarily as a result of the addition of managers for newly established or acquired field offices as well as redundant accounting staff during the transition of the corporate office to Houston, offset by Company’s staff reductions. Contract labor increased by $62,000 from $15,000 in fiscal 2005 to $77,000 for fiscal 2006 primarily as a result of the outsourcing the human resource management position during fiscal 2006.

Office expenses and utilities increased by $73,000 from $273,000 in fiscal 2005 to $346,000 in fiscal 2006, as a result of additional field offices in the San Antonio and Weimar markets as well as rising utility costs from our providers. Also included in office expense is approximately $24,000 in costs associated with relocating the corporate headquarters in fiscal 2006. Additionally, during fiscal 2006, the Company disposed of certain property and equipment including computer equipment which was considered obsolete for a net loss on disposal of $50,000.

Professional fees decreased by approximately $55,000, or 11.5%, to $422,000 for the year ended June 30, 2006, compared to $477,000 for the year ended June 30, 2005. Approximately $34,000 of the decrease from fiscal 2005 to fiscal 2006 relates to a decrease in the annual external audit fee. The remaining decrease relates to legal fees incurred in fiscal 2005 associated with acquisitions, the stock rights agreement implemented in the first quarter and the non-employee option plan adopted in the second quarter.

The remaining net increase in G&A expense from fiscal 2005 to fiscal 2006 was approximately $41,000 which is related to costs incurred due to acquisitions.

Provision for bad debt expense. Provision for bad debt expense increased by $57,000, from a $1,000 credit for fiscal 2005 to $56,000 for fiscal 2006. The increase relates primarily to write offs of uncollectible wireless reseller accounts receivable in fiscal 2006. As of June 30, 2006, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense increased by $257,000, or 42.7%, to $859,000 for fiscal 2006 from $602,000 for fiscal 2005. Fiscal 2006 depreciation increased approximately $106,000 over fiscal 2005 related primarily to depreciation of fixed assets acquired through acquisitions as well as capital purchases made for the build out of our wireless infrastructure. Amortization expense in fiscal 2005 of approximately $466,000 represents the amortization of subscriber acquisition costs.

Interest (expense) income, net. Net interest expense increased by $18,000, or 120.0%, to a net interest expense of $33,000 for fiscal 2006, compared to net interest expense of $15,000 for fiscal 2005. Net interest in fiscal 2006 includes interest expense of approximately $76,000 related primarily to acquisition debt and interest income of approximately $43,000 related primarily to interest earned on the Company’s cash balances. Net interest in fiscal 2005 includes interest expense of approximately $44,000 related primarily to acquisition debt and interest income of approximately $29,000 related primarily to interest earned on the Company’s cash balances.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2006, cash used in operations was $475,000, compared to $266,000 in fiscal 2005. Net income plus non-cash items contributed $328,000 in fiscal 2006 and $620,000 in fiscal 2005 in cash which was then used primarily for purchases of inventory, pay off of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory increased in fiscal 2006 due to the deployment of wireless access equipment in each of the field offices to allow timely activation of new customers. Inventory increased in fiscal 2005 primarily due to the Company becoming a wireless equipment reseller during November 2004. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count and the related decrease in revenue.

Cash used in investing activities totaled $685,000 and $335,000 for the years ended June 30, 2006 and 2005, respectively. The increase in cash used for investing activities for fiscal 2006 relates primarily to acquisitions and the deployment of new wireless infrastructure.

Cash used in financing activities for fiscal 2006 of $267,000 relates to principal payments on debt and capital leases. Cash provided by financing activities for fiscal 2005 totaled $1.1 million, primarily as a result of $1.5 million in proceeds from a private placement completed by the Company in May 2005, offset by principal payments on debt and capital leases. Cash was also used in fiscal 2005 to pay $73,000 to Jack Smith for the purchase of 200,000 shares of outstanding Company stock in October 2004.

We estimate that cash on hand of $937,000 at June 30, 2006 along with anticipated cash flow from operations will be sufficient to meet our working capital needs for fiscal 2007 for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions. However, additional financing may be required to fund future acquisitions. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through June 30, 2006, for the next five fiscal years ending June 30:

		Payments Due By June 30,
	Total	2007	2008	2009	2010	2011	Thereafter

Connectivity contracts	$183,633	$178,633	$5,000	$—	$—	$—	$—

Operating leases	1,254,606	491,698	438,738	198,406	65,748	60,016	—

Long-term debt	267,252	98,208	82,341	26,233	38,906	21,564	—

Capital leases	211,163	70,713	54,368	54,368	31,714	—	—
	$1,916,654	$839,252	$580,447	$279,007	$136,368	$81,580	$—

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ, and could be material, from these estimates under different assumptions or conditions.

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

Our critical accounting policies and estimates are as follows:

•	Accounting for income taxes; and

•	Valuation of goodwill.

•	Useful life of Subscriber acquisition costs

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax (benefit) expense line item in our statement of operations.

The net deferred tax asset as of June 30, 2006 of $12.3 million is fully reserved due to continued losses since inception of the Company. Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future. The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

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

Based on our current impairment test, we concluded no impairment occurred as of June 30, 2006 There would have to be a significant change in our cash flow projections in order for an impairment to occur.

  Useful life of Subscriber acquisition costs

We are required to periodically review the estimated useful lives of our intangible assets. This review during fiscal 2006 indicated that actual lives for subscriber acquisition costs generally were longer than the useful life used for amortization purposes in the Company’s financial statements. As a result, the Company revised the estimated useful life of subscriber acquisition costs from 24 to 36 months, effective April 1, 2006. The effect of this change in estimate was to reduce fiscal 2006 amortization expense by $30,000 and decrease fiscal 2006 net loss from operations and resulting net loss by $30,000.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7. Financial Statements

The financial statements of Internet America and Subsidiaries are attached hereto as pages F-1 through F-19 and include our Balance Sheet as of June 30, 2006, Statements of Operations for each of the two years in the period ended June 30, 2006 and 2005, Statements of Shareholders' Equity for each of the two years in the period ended June 30, 2006 and 2005, Statements of Cash Flows for each of the two years in the period ended June 30, 2006 and 2005, and the Notes to the Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Subsequent to that evaluation and through the date of this filing, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we believe existing controls and procedures are effective, we continue to examine, refine and formalize our controls and procedures.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 10. Executive Compensation

Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Shareholders" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 13. Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)
10.1	Asset Purchase Agreement between Registrant and 2FAST Communications, Inc. dated January 14, 2006 (4)
21.1	Subsidiaries list (5)
23.1	Consent of UHY LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*
__________
*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(3)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(4)	Incorporated by reference to exhibit 2.1 to Form 10-QSB filed May 16, 2006.
(5)	Incorporated by reference to exhibit 21.1 to Form 10-K for the fiscal year ended June 30, 2005 filed October 11, 2005.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 6 day of October, 2006.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer and Director

/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr. William E. (Billy) Ladin, Jr.	Chairman of the Board and Chief Executive Officer	October 6, 2006

/s/ Troy LeMaile-Stovall Troy LeMaile-Stovall	Director	October 6, 2006

/s/ Justin McClure Justin McClure	Director	October 6, 2006

/s/ John Palmer John Palmer	Director	October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Internet America, Inc. and Subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Internet America, Inc. and Subsidiaries as of June 30, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Dallas, Texas

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of Internet America, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
October 7, 2005

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$937,401
Accounts receivable, net of allowance for uncollectible accounts of $6,996	120,208
Inventory	280,888
Prepaid expenses and other current assets	299,379
Total current assets	1,637,876
PROPERTY AND EQUIPMENT — Net	1,082,590
OTHER ASSETS — Net	4,812,122
TOTAL	$7,532,588

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$419,766
Accrued liabilities	465,836
Deferred revenue	1,292,430
Current portion of long-term debt	98,208
Current portion of capital lease obligations	57,390
Total current liabilities	2,333,630

Other long-term liabilities	47,320
Long-term debt, net of current portion	169,044
Capital lease obligations, net of current portion	127,344
Total liabilities	2,677,338

COMMITMENTS AND CONTINGENCIES (Note 8)	—
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 12,508,914 issued and 12,508,914 outstanding	125,089
Additional paid-in capital	57,061,952
Accumulated deficit	(52,331,791)
Total shareholders' equity	4,855,250
TOTAL	$7,532,588

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005
REVENUES:
Internet services	$8,873,795	$10,063,538
Other	1,035,590	583,906
Total	9,909,385	10,647,444
OPERATING COSTS AND EXPENSES:
Connectivity and operations	6,080,457	6,518,302
Sales and marketing	229,220	606,801
General and administrative	3,288,205	2,886,738
(Recoveries of) provision for bad debt expense	55,742	(518)
Depreciation and amortization	858,769	601,956
Total	10,512,393	10,613,279
INCOME (LOSS) FROM OPERATIONS	(603,008)	34,165
INTEREST INCOME	42,853	28,620
INTEREST EXPENSE	(76,009)	(43,940)
INCOME (LOSS) BEFORE INCOME TAXES	(636,164)	18,845
INCOME TAX EXPENSE	—	—
NET INCOME (LOSS)	$(636,164)	$18,845
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.05)	$0.00
DILUTED	$(0.05)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,473,635	10,771,571
DILUTED	12,473,635	10,835,249

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Treasury	Note Receivable From	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Stock	Shareholder	Deficit	Equity

BALANCE, JULY 1, 2004	10,449,652	$104,497	$55,622,488	$—	$(82,000)	$(51,714,472)	$3,930,513

Issuance of common stock	147,383	1,474	110,989	—	—	—	112,463
Issuance of common stock pursuant to private placement	2,000,000	20,000	1,425,000	—	—	—	1,445,000
Purchase of stock pursuant to settlement agreement	—	—	—	(160,000)	82,000	—	(78,000)

Net income	—	—	—	—	—	18,845	18,845
BALANCE, JUNE 30, 2005	12,597,035	125,971	57,158,477	(160,000)	—	(51,695,627)	5,428,821

Retirement of treasury stock	(200,000)	(2,000)	(158,000)	160,000	—	—	—
Issuance of common stock	111,879	1,118	57,033	—	—	—	58,151
Adjustment of issuance of common stock pursuant to private placement	—	—	4,442	—	—	—	4,442

Net loss	—	—	—	—	—	(636,164)	(636,164)
BALANCE, JUNE 30, 2006	12,508,914	$125,089	$57,061,952	$—	$—	$(52,331,791)	$4,855,250

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(636,164)	$18,845
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	858,769	601,956
Loss on disposal of property and equipment	49,605	—
(Recoveries of) provision for bad debt expense	55,742	(518)
Changes in operating assets and liabilities (net of effects of assets acquired, less liabilities assumed):
Accounts receivable	7,003	22,263
Inventory	(346,768)	(194,079)
Prepaid expenses and other current assets	(215,635)	(7,269)
Other assets	38,241	(2,454)
Other long-term liabilities	47,320	—
Accounts payable and accrued liabilities	(195,079)	(313,417)
Deferred revenue	(137,541)	(391,291)

Net cash used in operating activities	(474,507)	(265,964)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(460,399)	(226,039)
Proceeds from sale of property and equipment	23,768	—
Cash paid for acquisitions	(248,371)	(109,250)

Net cash used in investing activities	(685,002)	(335,289)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,093	1,502,883
Purchase of treasury stock, net of note and accrued interest forgiven	—	(72,661)
Principal payments under capital lease obligations	(71,714)	(33,946)
Principal payments of long-term debt	(205,756)	(300,486)

Net cash provided by (used in) financing activities	(267,377)	1,095,790
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,426,886)	494,537
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,364,287	1,869,750
CASH AND CASH EQUIVALENTS, END OF YEAR	$937,401	$2,364,287
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$26,651	$34,239

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended June 30,
	2006	2005

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of note receivable and related accrued interest in connection with purchase of treasury stock	$—	$87,349
Transfers between property and equipment and inventory	$233,161	$62,883
Assets acquired through accounts payable	$32,275	$19,549
Assets acquired through capital lease obligation	$—	$217,070
Stock issued in connection with acquisitions	$52,500	$54,580
Debt assumed in connection with acquisitions	$65,166	$251,463
Debt issued in connection with acquisitions, net	$126,528	$356,327

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2006 and 2005

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation— Internet America, Inc. is an Internet service provider ("ISP") operating in Texas. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced an operating loss for the fiscal year ended June 30, 2006 and has experienced continued declines in revenue since fiscal 2002. The Company’s operations are subject to certain risks and uncertainties, including that the rural customer base will not increase at a rate that exceeds the loss of metropolitan area customers; competition with existing or new competitors; changes in industry pricing or technological developments impacting the Internet; dependence on network infrastructure, telecommunications providers and other vendors; service interruptions or impediments; and the inability to continually develop effective business systems and processes and to hire and retain qualified personnel. The stock price has been volatile historically and may continue to be volatile. There can be no assurance that the Company will be successful in achieving profitability and positive cash flow in the future.

Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Revenue Recognition— Revenues derived from monthly subscribers and set-up charges are recognized as services are provided. The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the service is provided. Revenues from the Company wireless equipment reseller business are recognized when the products are shipped.

Credit Risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required.

During the years ended June 30, 2006 and 2005, the Company recorded a provision (recovery) for bad debt expense totaling approximately $56,000, and ($500), respectively. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected and collection efforts were continued on such accounts.

Financial Instruments— The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

Cash and Cash Equivalents— Cash and cash equivalents consist of cash on hand and cash deposited in money market accounts, occasionally in excess of federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value.

Inventory— The Company values inventory at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventory consists primarily of wireless internet access equipment and routers.

Property and Equipment— Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Equipment Under Capital Lease— The Company leases certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the related lease term.

Other Assets— Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. and PDQ.Net, Incorporated and subscriber acquisition costs related to acquisitions completed during the years ended June 30, 2005 and June 30, 2006. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 36 months . During fiscal 2006, the Company revised the estimated useful life of subscriber acquisition costs from 24 to 36 months, effective April 1, 2006. The effect of this change in estimate was to reduce fiscal 2006 amortization expense by $30,000 and decrease fiscal 2006 net loss from operations and resulting net loss by $30,000. The Company does not amortize goodwill; however goodwill is tested annually for impairment, or sooner if circumstances require, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets." The Company has concluded that no impairment of goodwill occurred during the year ended June 30, 2006.

Long-Lived Assets— The Company periodically reviews the values assigned to long-lived assets, such as property and equipment to determine if any impairments have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the year ended June 30, 2006.

Stock-Based Compensation— The Company continues to account for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of Statement No. 123 "Accounting for Stock-Based Compensation," (“SFAS 123”) had been adopted.

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

The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share below adjusted for the impact of forfeitures. The Company’s earnings and earnings per share could be adversely affected upon adoption of SFAS No. 123 (R).

Stock-Based Compensation (continued)— Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net (loss) income and (loss) income per share would have been as indicated below:

		2006	2005

Net (loss) income	As reported	$(636,164)	$18,845
Net (loss) income	Pro Forma	(684,131)	(163,905)
Basic (loss) income per share	As reported	$(0.05)	$0.00
Diluted (loss) income per share	As reported	$(0.05)	$0.00
Basic (loss) income per share	Pro Forma	$(0.05)	$(0.02)
Diluted (loss) income per share	Pro Forma	$(0.05)	$(0.02)

The fair value of each option granted is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 30 days to 10 years, volatility ranging from 200% to 320%, risk-free interest rate ranging from 1.9% to 4.0%, and an expected dividend yield of zero. No options were granted during the years ended June 30, 2006 and 2005.

Advertising Expenses— The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2006 and 2005 were approximately $65,000 and $120,000, respectively.

Income Taxes— Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Basic and Diluted Net Income (Loss) Per Share— Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments.

	For the Years Ended June 30,
	2006	2005
Basic (loss) earnings per share:
Net (loss) income	$(636,164)	$18,845
Weighted average common shares	12,473,635	10,771,571
Basic (loss) earnings per share	$(0.05)	$0.00
Diluted (loss) earnings per share:
Net (loss) income	$(636,164)	$18,845
Weighted average common shares	12,473,635	10,771,571
Effect of dilutive stock options	—	63,678
Diluted weighted average common shares	12,473,635	10,835,249
Diluted (loss) earnings per share	$(0.05)	$0.00

During the years ended June 30, 2006 and 2005, options to purchase 175,598 and 361,145 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years ended June 30, 2006 and 2005, respectively.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

New accouting standards— In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007. The implementation of FIN No. 48 is not expected to have a material impact on the company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company is in the process of determining whether the initial adoption will have a material impact on its financial condition.

In September 2006, the FASB issued FASB Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The implementation of SFAS No. 158 is not expected to have a material impact on the company’s financial statements.

Comprehensive Income— The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2006 and 2005.

2.	Acquisitions

During the year ended June 30, 2006, the Company completed the acquisition of three internet service providers. The combined aggregate purchase price was approximately $555,000, including approximately $248,000 in cash and common stock valued at approximately $53,000. The remaining consideration included the issuance of approximately $127,000 in debt, net of approximately $39,000 in imputed interest and the assumption of approximately $127,000 in liabilities. The value of the 100,000 shares issued in connection with acquisitions was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisitions were agreed to and announced. Subscriber acquisition costs recorded in connection with the acquisitions totaled approximately $388,000. These acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the consolidated financial statements from the date of acquisition. Pro forma information for the acquisitions is not presented as the impact is not material.

3. Property and Equipment

Property and equipment consist of:

June 30, 2006
Data communications and office equipment	$6,068,180
Leasehold improvements	611,325
Furniture and fixtures	233,396
Computer software	773,895
7,686,796
Less accumulated depreciation and amortization	(6,604,206)
$1,082,590

Depreciation expense charged to operations was $393,000 and $287,000 for the years ended June 30, 2006 and 2005, respectively.

4. Other Assets

Other assets consist of the following:

June 30, 2006
Goodwill	$26,047,266
Accum. amortization-goodwill	(21,734,139)
Total goodwill, net	4,313,127

Subscriber acquisition costs	1,244,102
Accum. amortization-subscriber acquisition costs	(774,681)
Total subscriber acquisition costs, net	469,421

Deposits	29,574
Total other assets, net	$4,812,122

Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. (“Neo”) and PDQ.Net Incorporated (“PDQ”) and subscriber acquisition costs related to the acquisitions completed during the year ended June 30, 2006, as more fully described in footnote 2 above. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition.

The weighted average amortization period for subscriber acquisition costs is 36 months for both dial-up and wireless customers. Prior to April 1, 2006, these costs were amortized over 24 months. Amortization expense for the year ended June 30, 2006, was approximately $466,000. Subscriber acquisition costs related to the Neo and PDQ acquisitions were fully amortized as of June 30, 2002. As of June 30, 2006, expected amortization expense for the fiscal years ended June 30, 2007, 2008 and 2009 is $269,770, $157,011 and $42,640, respectively.

In connection with the requirements of SFAS 142, goodwill as of June 30, 2006 was evaluated for impairment. As part of the evaluation, the Company compares the carrying value of the goodwill of its reporting unit with the fair value to determine whether an impairment exists. The Company discounts the reporting unit’s estimated cash flow projections to determine if the goodwill can be recovered. As of June 30, 2006, no impairment loss was recorded based on this evaluation. Goodwill will be evaluated and tested for impairment on an annual basis on June 30, or when events and circumstances indicate that an impairment has occurred.

5. Accrued Liabilities

Accrued liabilities consists of:

June 30, 2006
Property, franchise and sales tax expenses	$112,966
Employee wages and benefits	192,323
Professional fees	75,000
Investor relations and communication fees	33,454
Telecommunications expenses	7,602
Other	19,022
Deferred rent	9,263
Interest	16,206
$465,836

In addition to the property, franchise and sales tax expenses above, $47,320 of additional accrued sales tax expense is included in other long-term liabilities.

6. Long-Term Debt

As of June 30, 2006 long-term debt consists of:

June 30, 2006
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$31,200
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $9,031)	74,303
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	13,201
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $29,409)	94,612
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $8,770)	32,980
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	20,956
267,252

Less current portion	(98,208)

Total long-term debt	$169,044

The Company’s long-term debt is unsecured except for approximately $21,000 as of June 30, 2006, which is secured by certain inventory and equipment. The prime rate at June 30, 2006 was 8.25%.

6. Long-Term Debt (continued)

The following is a schedule by fiscal years of the principal payments under these agreements as of June 30, 2006:

2007	$98,208
2008	82,341
2009	26,233
2010	38,906
2011	21,564
Total principal payments	$267,252

7. Capital Lease Obligations

The Company leases certain phone equipment, wireless equipment and switches under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments as of June 30, 2006:

2007	$70,713
2008	54,368
2009	54,368
2010	31,714
2011	—
Total minimum lease payments	211,163
Less amounts representing interest	(26,429)
Present value of minimum capitalized payments	184,734
Less current portion	(57,390)
Long-term capitalized lease obligations	$127,344

8. Commitments and Contingencies

The Company leases certain of its facilities including tower space under operating leases. Rental expense under these leases was approximately $503,370 and $439,000 for the years ended June 30, 2006 and 2005, respectively. At June 30, 2006, future minimum lease payments on operating leases were approximately as follows:

2007	$491,698
2008	438,738
2009	198,406
2010	65,748
2011	60,016
Thereafter	—
Total minimum lease payments	$1,254,606

8. Commitments and Contingencies (continued)

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. At June 30, 2006, the Company has minimum annual obligations as follows:

2007	$178,633
2008	5,000
2009	—
2010	—
2011	—
Total minimum obligations	$183,633

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

9. Shareholders' Equity

Earnings Per Share— For the year ended June 30, 2005, options to purchase 146,448 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of June 30, 2005, and it resulted in 12,625 common stock equivalents (determined using the treasury stock method at the estimated average fair value) to be added to the weighted average shares for the year ended June 30, 2005. There were no “in the money” options as of June 30, 2006.

Common Stock— The Company has authorized 40,000,000 shares of $0.01 par value common stock.

On May 23, 2005, the Company issued 2,000,000 shares of its common stock, $0.01 par value per share, pursuant to a Securities Purchase Agreement dated as of May 20, 2005, at a price per share of $0.75. Proceeds to the Company from the sale of the securities were approximately $1.5 million.

In October 2004, the Company entered into a release agreement with a former officer resulting in a cash payment to the officer of approximately $73,000 and the cancellation of a note receivable and related accrued interest, in connection with the purchase by the Company of 200,000 shares of common stock from the former officer. This transaction resulted in 200,000 shares of treasury stock outstanding at June 30, 2005. During the year ended June 30, 2006, the Company cancelled the 200,000 shares of treasury stock.

Shareholder Rights Plan— During August 2004, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In connection with the Rights Plan, the Board of Directors declared a dividend of one common share purchase right (a “Right”) for each share of common stock, $.01 par value, of the Company outstanding at the close of business on August 13, 2004.

Each Right entitles the registered holder to purchase from the Company one common share at a price of $7.00 per share, upon the terms and subject to the conditions set forth in a Rights Agreement dated as of August 9, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Employee Stock Purchase Plan— Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which initially provided for the issuance of a maximum of 200,000 shares of common stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. During the year ended 2006, 11,879 shares were purchased ranging in price from $0.40 to $0.59 per share. At June 30, 2006, 155,959 shares were available under the Purchase Plan for future issuance. During April 2006, the Company temporarily suspended future purchases in the Purchase Plan due to lack of employee participation.

9. Shareholders' Equity (continued)

Stock Option Plans— The Company's 1996 Nonqualified Stock Option Plan (the "1996 Option Plan") was adopted by the Board of Directors and the Company's shareholders in December 1996. Pursuant to the 1996 Option Plan, the Company may grant incentive and nonqualified stock options to key employees of the Company. A total of 225,000 shares of common stock have been reserved for issuance under the 1996 Option Plan.

The maximum term of options granted under the 1996 Option Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. The exercise price of incentive stock options must be equal to or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. The Company currently has 4,831 options outstanding under the 1996 Option Plan at June 30, 2006. These options are exercisable at $1.67 per share of common stock.

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

In September 2004, the Company issued 200,000 options to employees under the 1998 Option Plan that contingently vested based upon the Company having 5,000 wireless subscribers as of September 30, 2005 and approximately $3.5 million in EBITDA (earnings before interest, taxes and depreciation) for the twelve months ended September 30, 2005. The vesting contingency was not met and these options were forfeited. The Company has 90,088 options, including 7,000 related to the September 2004 issuance, outstanding to its employees under the 1998 Option Plan at June 30, 2006. These options are exercisable at prices ranging from $1.12 to $13.19 per share of common stock.

The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America common stock. Pursuant to the Employee and Consultant Stock Option Plan, the Company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of common stock have been reserved for issuance under the Employee and Consultant Option Plan. There were no options outstanding under this plan at June 30, 2006.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 36,826 options outstanding to its employees that are not related to any plan at June 30, 2006. These options are exercisable at $1.67 per share of common stock. The strike price of these options was equal to the fair market value of the stock on the date of grant. These options, which vested on the date of grant, expire on the tenth anniversary of the date of grant.

9. Shareholders' Equity (continued)

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

The maximum term of options granted under the 2004 Option Plan is ten years. Options granted under the 2004 Option Plan are nontransferable and expire upon the termination of the director’s service on the Board of Directors. A total of 600,000 shares of common stock have been reserved for issuance under the 2004 Option Plan. The Company currently has 131,556 options outstanding to its non-employee directors under the 2004 Option Plan at June 30, 2006. These options are exercisable at prices ranging from $0.77 to $1.07 per share of common stock.

The Company applies APB 25 and related Interpretations in accounting for its employee plans. The estimated fair value of each option grant was determined by reference to quoted market price or recent private, arm's length sales of common stock prior to the company's initial public offering. In cases where there were no arm's length transactions on or around the date of an option grant, the Board of Directors determined the value. No compensation expense has been charged against operations for the years ended June 30, 2006 and 2005 related to stock option plans.

A summary of the status of the Company's stock options as of June 30, 2006 and 2005, and changes during the years ended on those dates is presented below:

	June 30, 2006		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	507,593	$1.89	288,537	$2.93
Granted	—	—	611,164.88
Exercised	—	—	(49,608)	1.05
Forfeited	(244,292)	1.38	(342,500)	1.09
Outstanding at end of Period	263,301	2.37	507,593	1.89
Options exercisable at year end	175,597	3.08	281,537	2.77

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Price	Number Outstanding at 6/30/06	Weighted-Average Remaining Contractual Life as of 6/30/06 (Years)	Number Exercisable at 6/30/06
$.77	51,948	3.8	17,316
1.02	19,608	3.6	6,536
1.07	60,000	3.3	20,000
1.12	60,588	0.8	60,588
1.67	41,657.9		41,657
9.25	7,000	3.5	7,000
13.19	22,500	3.5	22,500
	263,301		175,597

10.  Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2006 and 2005 as the Company incurred a net operating loss for income tax purposes in each year and has no present carryback potential.

Deferred tax assets and liabilities as of June 30, 2006 and 2005 consist of:

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$9,803,000	$9,286,000
Intangible assets	2,383,000	2,703,000
Allowance for doubtful accounts	2,000	37,000
Other	97,000	65,000
Total deferred tax assets	12,285,000	12,091,000
Deferred tax liabilities:
Other	(18,000)	(54,000)
Total deferred tax liability	(18,000)	(54,000)
Total net deferred tax asset	12,267,000	12,037,000
Valuation allowance	(12,267,000)	(12,037,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized. During the year ended June 30, 2006, the valuation allowance increased $230,000.

At June 30, 2006, the Company has net operating loss carryforwards of approximately $28.8 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2025 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2006 and 2005 is as follows:

	Years ended June 30,

	2006	2005
Federal income tax expense (benefit) at statutory rate	(34)%	34%
Change in valuation allowance	34	(34)
Total income tax provision	0%	0%

11. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2006.

12. Related Party Transactions

The Company entered into a consulting agreement for a one-year term beginning October 1, 2003 with the former Chairman and CEO of the Company, Jack T. Smith. The agreement states that a consulting fee is to be paid at a rate of $10,000 per month. During the year ended June 30, 2005, the Company paid a total of $30,000 in consulting fees to Mr. Smith.

12. Related Party Transactions (continued)

During the year ended June 30, 2005, the Company paid approximately $23,000 in marketing consulting fees and related expenses to Marc Ladin Consulting for services rendered through July 2004. Marc Ladin is the son of William E. Ladin, the CEO of the Company. Marc Ladin became Vice President-Marketing and Sales for the Company in August 2004 and resigned from the position in April 2005. Wages, tax expense and expense reimbursement incurred by the Company related to Marc Ladin’s employment with the Company totaled approximately $103,000 during the year ended June 30, 2005.

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors during the fiscal years ended June 30, 2006 and 2005:

	Years ended June 30,
	2006	2005
Dave Hanna	$—	$4,491
Troy LeMaile Stovall	17,500	15,250
Justin McClure	17,500	16,000
John Palmer	16,000	4,750
Total director fees	$51,000	$40,491

As more fully described in footnote 9-Shareholders’ Equity, the Company adopted a non-employee director stock option plan and completed a private placement during the fiscal year ended June 30, 2005 The Company received approximately $32,000 and $20,000 from Mr. McClure and Mr. Palmer, respectively, during fiscal 2005 related to the exercise of options under the 2004 Option Plan. Mr. McClure and Mr. Palmer also participated indirectly in the private placement completed by the Company in May 2005 when an individual, a partnership and a corporation affiliated with Mr. McClure and Mr. Palmer purchased a total of 233,324 shares of the Company’s common stock.

13. Subsequent Events

On August 18, 2006, the Company signed an agreement with Gevity HR, Inc., an employee management solution provider. Gevity will bill the Company for all payroll amounts, employer’s tax contributions, health and welfare benefits, and 401(k) and other retirement plan contributions for all services rendered by employees beginning October 1, 2006.

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)
10.1	Asset Purchase Agreement between Registrant and 2FAST Communications, Inc. dated January 14, 2006 (4)
21.1	Subsidiaries list (5)
23.1	Consent of UHY LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*
__________
*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(3)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(4)	Incorporated by reference to exhibit 2.1 to Form 10-QSB filed May 16, 2006.
(5)	Incorporated by reference to exhibit 21.1 to Form 10-K for the fiscal year ended June 30, 2005 filed October 11, 2005.