Form 10QSB
period 2006-09-30
INTERNET AMERICA INC
filed 2006-11-09
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.
(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10930 West Sam Houston Pkwy., N., Suite 200, Houston	77064
(Address of principal executive offices)	(Zip Code)

(214) 861-2500
(Registrant's telephone number, including area code)

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
Yes ☐ No ☒

As of November 8, 2006, registrant had 12,508,914 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐ No ☒
--------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$618,110	$937,401
Accounts receivable, net of allowance for uncollectible accounts of $7,998 and $6,996 as of September 30, 2006 and June 30, 2006, respectively	102,175	120,208
Inventory	256,068	280,888
Prepaid expenses and other current assets	433,731	299,379
Total current assets	1,410,084	1,637,876
PROPERTY AND EQUIPMENT — Net	1,031,267	1,082,590
OTHER ASSETS — Net	4,744,682	4,812,122
TOTAL	$7,186,033	$7,532,588

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$207,601	$419,766
Accrued liabilities	414,033	465,836
Deferred revenue	1,275,045	1,292,430
Current portion of long-term debt	100,220	98,208
Current portion of capital lease obligations	53,577	57,390
Total current liabilities	2,050,476	2,333,630

Long-term debt	119,906	169,044
Capital lease obligations	115,395	127,344
Other long-term liabilities	28,345	47,320
Total liabilities	2,314,122	2,677,338

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized, 12,508,914 issued and outstanding as of September 30, 2006 and June 30, 2006	125,089	125,089
Additional paid-in capital	57,072,098	57,061,952
Accumulated deficit	(52,325,276)	(52,331,791)
Total shareholders' equity	4,871,911	4,855,250
TOTAL	$7,186,033	$7,532,588

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
REVENUES:
Internet services	$2,083,976	$2,241,910
Other	-	405,893
Total	2,083,976	2,647,803
OPERATING COSTS AND EXPENSES:
Connectivity and operations	992,284	1,535,177
Sales and marketing	41,357	74,707
General and administrative	829,236	696,518
Provision for bad debt expense	1,002	11,683
Depreciation and amortization	206,975	217,377
Total	2,070,854	2,535,462
INCOME FROM OPERATIONS	13,122	112,341
INTEREST EXPENSE, NET	(6,607)	(3,625)
NET INCOME	$6,515	$108,716
NET INCOME PER COMMON SHARE:
BASIC	$0.00	$0.01
DILUTED	$0.00	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,508,914	12,514,812
DILUTED	12,508,914	12,523,761

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$6,515	$108,716
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	206,975	217,377
Provision for bad debt expense	1,002	11,683
Stock based compensation	10,146	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	17,031	(46,952)
Prepaid expenses and other current assets	(134,352)	(12,163)
Inventory	93,564	(140,117)
Other assets	-	904
Accounts payable and accrued liabilities	(332,712)	(160,708)
Other long-term liabilities	(18,975)	-
Deferred revenue	(17,385)	(63,509)
Net cash used in operating activities	(168,191)	(84,769)
INVESTING ACTIVITIES:
Purchases of property and equipment	(88,212)	(103,165)
Cash paid at closing for acquisitions	-	(50,000)
Net cash used in investing activities	(88,212)	(153,165)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	6,127
Principal payments under note payable	(47,126)	(97,139)
Principal payments under capital lease obligations	(15,762)	(16,539)
Net cash used in financing activities	(62,888)	(107,551)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(319,291)	(345,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	937,401	2,364,287
CASH AND CASH EQUIVALENTS, END OF PERIOD	$618,110	$2,018,802
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$16,184	$10,674
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers between fixed assets and inventory	$—	$36,746
Assets acquired through accounts payable	$68,744	$29,720
Stock issued in connection with acquisitions	$—	$32,500
Debt issued in connection with acquisitions	$—	$94,612

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Article 310(b) of Regulation S-B of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2006, included in the Company’s Annual Report on Form 10-KSB (File No 001-32273).

2.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006 and 2005, options to purchase 0 and 94,500 shares of common stock were included in the computation of diluted EPS because the options were “in the money” as of September 30, 2006 and 2005, respectively, and it resulted in 0 and 8,949 common stock equivalents to be added to the weighted average shares for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006 and 2005, respectively, options to purchase 263,302 and 408,289 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2006 and 2005, respectively. There were no options exercised to purchase shares of common stock during the three months ended September 30, 2006 and 2005.

3.	Employee Stock Option Plans

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  The effect on net income and earnings per share of the Company before and after application of the fair value recognition provision of SFAS 123(R) to stock-based employee compensation for the three months ended September 30, 2006 is as follows:

3.	Employee Stock Option Plans (continued)

	Three Months Ended September 30, 2006
	Net Income Before Application of FAS 123 R	Effect of Stock- Based Compensation Expense	Net Income As Reported
Income before income tax	$16,661	$(10,146)	$6,515
Provision for income tax	-	-	-
Net Income	$16,661	$(10,146)	$6,515

Earnings per share:
Basic	$0.00	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$0.00

The proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS 123(R):

Three Months Ended September 30, 2005
Reported net income	$108,716
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,663)
Pro forma net income	$86,053
Reported basic income per share	$0.01
Reported diluted income per share	$0.01

Pro forma basic income per share	$0.01
Pro forma diluted income per share	$0.01

4.	Use of estimates

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

5.	Other Assets

Other assets consist of the following:

	September 30, 2006	June 30, 2006
Goodwill	$26,047,266	$26,047,266
Accum. amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	4,313,127	4,313,127

Subscriber acquisition costs	1,244,102	1,244,102
Accum. amortization-subscriber acquisition costs	(842,121)	(774,681)
Total subscriber acquisition costs, net	401,981	469,421

Deposits	29,574	29,574
Total other assets, net	$4,744,682	$4,812,122

The amortization period for subscriber acquisition costs is 36 months. Prior to April 1, 2006, these costs were amortized over 24 months. Amortization expense for the three months ended September 30, 2006 and 2005, respectively, were $67,440 and $125,000. As of September 30, 2006, amortization expense for the fiscal years ended June 30, 2007, 2008 and 2009 is expected to be $269,770, $157,011 and $42,640, respectively.

6.	Income Taxes

During the three months ended September 30, 2006 and 2005, the Company generated net income. No provision for income taxes has been recorded as the Company has net operating losses generated in prior periods well in excess of the net income for the three months ended September 30, 2006 and 2005. As of September 30, 2006, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.3 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	September 30, 2006	June 30, 2006
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$26,279	$31,200
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $3,087)	38,580	74,303
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	10,580	13,201
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $29,409)	94,612	94,612
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $8,131)	33,619	32,980
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	16,456	20,956
	220,126	267,252
Less current portion	(100,220)	(98,208)
Total long-term debt	$119,906	$169,044

The Company’s long-term debt is unsecured except for approximately $16,500 and $21,000 as of September 30, 2006 and June 30, 2006, respectively, which is secured by certain inventory and equipment. The prime rate at September 30, 2006 and June 30, 2006, was 8.25%.

8.	Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 30, 2006:

2007	$51,333
2008	54,368
2009	54,368
2010	31,714
2011	-------
Total minimum lease payments	191,783
Less amounts representing interest	(22,811)
Present value of minimum capitalized payments	168,972
Less current portion	(53,577)
Long-term capitalized lease obligations	$115,395

9. Related Parties

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors during the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Troy LeMaile Stovall	$4,000	$6,750
Justin McClure	3,750	6,750
John Palmer	3,750	3,750
Total director fees	$11,500	$17,250

9. New Accounting Pronouncements

During the quarter ended September 30, 2006, no new accounting pronouncements have been issued or adopted, except as disclosed within the
10-KSB for the year ended June 30, 2006. None of these pronouncements are expected to have a material impact on the Company’s financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP”) serving approximately 38,500 subscribers in Texas, as of September 30, 2006. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. During the quarter ended September 30, 2006, the Company began billing customers for certain services which were previously complimentary, which caused an increase of approximately 4,000 subscribers. This increase was offset by attrition in our dial up services. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 100% of our revenue for the quarter ended September 30, 2006.  For the year ended June 30, 2006, Internet access services accounted for 89.5% of total revenue, with the remaining revenues related primarily to wireless reseller revenues. During fiscal 2005 the Company became a wireless equipment reseller which changed the revenue mix. For the three months ended September 30, 2005, Internet access services accounted for 84.7% of total revenue with the remaining revenues related primarily to wireless equipment reseller revenues. The Company discontinued wireless reseller sales in fiscal 2006 due to low gross profit margins.

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

The Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served markets.  During the fiscal year ended June 30, 2006, we expanded in the suburban and rural markets near San Antonio and Houston, Texas, through acquisitions, and in all three of our major wireless markets we deployed new infrastructure to enable additional growth within markets we presently serve. The Company is pursuing additional growth within markets we presently serve and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation.

The Company’s customer count for wireless Internet services has increased to approximately 3,400 subscribers as of September 30, 2006 and has continued to grow to approximately 3,600 subscribers as of October 31, 2006. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. This growth will help to replace declining revenues due to attrition and management believes this will allow the Company to stabilize and then begin to regain revenue and profits.

Management continues to evaluate overall profitability. During 2006, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. The Company also reduced head count in fiscal 2006 through a reduction-in-force (“RIF”) carried out by management in January 2006. Although a certain number of staff has been added since then and we incurred severance costs related to the RIF, the Company still experienced an approximate 13% decrease in total salaries and wages, excluding severance costs of approximately $83,000 in 2006 and $132,000 in 2005. Overall, connectivity and operations costs for the quarter ended September 30, 2006 decreased by 55% from $1,535,000 for the quarter ended September 30, 2005 to $992,000.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue includes wireless equipment reseller revenues, which was discontinued in March 2006.

Prior to fiscal 2005 the Company operated primarily out of its corporate headquarters in Dallas, Texas. In fiscal 2005, in addition to the corporate office, the Company began operating out of local offices including computer centers in Corsicana, Hillsboro, and Stafford, Texas. In March 2006, the corporate headquarters were moved to Houston, Texas. Operating expenses for the Company includes operating expenses for both the corporate office and the local computer centers.

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

Bad debt expense (recoveries) consists primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts, whereby all accounts that are 90 days or older have been provided for as a bad debt expense.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth certain unaudited financial data for the three months ended September 30, 2006 and 2005. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	(000's)	% of Revenues	(000's)	% of Revenues
STATEMENT OF INCOME DATA: REVENUES:
Internet services	$2,084	100.0%	$2,242	84.7%
Other	-	0.0%	406	15.3%
Total	2,084	100.0%	2,648	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	992	47.6%	1,535	58.0%
Sales and marketing	41	2.0%	75	2.8%
General and administrative	830	39.8%	696	26.3%
Provision for bad debt expense	1	0.0%	12	0.4%
Depreciation and amortization	207	9.9%	217	8.2%
Total	2,071	99.4%	2,535	95.8%
OPERATING INCOME	13	0.6%	113	4.2%
INTEREST (EXPENSE) INCOME, NET	(6)	(0.3)%	(4)	(0.1)%
NET INCOME	$7	0.3%	$109	4.1%
NET INCOME PER COMMON SHARE:
BASIC	$0.00		$0.01
DILUTED	$0.00		$0.01
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,509		12,515
DILUTED	12,509		12,524

CASH FLOW DATA:
Cash flow used in operations	$(168)		$(85)
Cash flow used in investing activities	$(88)		$(153)
Cash flow used in financing activities	$(63)		$(108)

OTHER DATA:
Subscribers at end of period (1)	38,500		51,000
EBITDA(2)	$220		$330
EBITDA margin(3)	10.6%		12.5%

Reconciliation of net income to EBITDA:
Net income	$7		$109
Add:
Depreciation and amortization	207		217
Interest expense (income), net	6		4
EBITDA(2)	$220		$330

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

 Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Continued)

Total revenue. Total revenue decreased by $550,000, or 20.8%, to $2.1 million for the three months ended September 30, 2006, from $2.6 million for the three months ended September 30, 2005. The Company’s subscriber count decreased by 12,500, or 25%, to 38,500 as of September 30, 2006 compared to 51,000 as of September 30, 2005. The decrease in subscriber counts and related revenue is attributed to the loss of dial-up customers moving to other providers’ broadband service. Approximately $406,000 of the decrease is related to discontinuance of the wireless equipment reseller business prior to fiscal 2007.

Connectivity and operations. Connectivity and operations expense decreased by $543,000, or 35.4%, to $992,000 for the three months ended September 30, 2006, from $1.5 million for the three months ended September 30, 2005. Approximately $347,000 of the decrease is related to discontinuance of the wireless equipment reseller business prior to fiscal 2007, which resulted in $0 cost of goods sold for the quarter ended September 30, 2006 compared to $347,000 for the quarter ended September 30, 2005. Due to reductions-in-force carried out in fiscal 2005 and fiscal 2006, labor costs decreased by $103,000 for the period. A decrease of approximately $119,000 in connectivity costs was due to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. These decreases are offset to a lesser extent by an increase in operating costs related to the operation of new field offices.

Sales and marketing. Sales and marketing expense decreased by $34,000, or 45.3%, to $41,000 for the three months ended September 30, 2006, compared to $75,000 for the three months ended September 30, 2005. The decrease relates primarily to reductions in head count.

General and administrative. General and administrative expense (G&A) increased by $134,000, or 19.3%, to $830,000 for the three months ended September 30, 2006, from $696,000 for the three months ended September 30, 2005. The increase relates primarily to increases in personnel costs, offset by decreases in G&A related to lower professional fees. G&A salaries and wages and related taxes increased by $172,000, to $365,000 for the quarter ended September 30, 2006, primarily as a result of the addition of managers for newly established or acquired field offices as well as the addition of Chief Operating Officer, Glen Blackmon and Chief Financial Officer, Jennifer LeBlanc, offset by the Company’s staff reductions. Professional fees increased by approximately $15,000, from $103,000 for the quarter ended September 30, 2006, compared to $88,000 for the quarter ended September 30, 2005.

Provision for bad debt expense. Provision for bad debt expense decreased to $1,000 for the three months ended September 30, 2006, from $12,000 for the three months ended September 30, 2005. The decrease is due primarily to reserve for bad debts for the wireless equipment reseller business incurred in the quarter ended September 30, 2005. As of September 30, 2006, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased slightly by $10,000, or 4.6%, to $207,000 for the three months ended September 30, 2006, from $217,000 for the three months ended September 30, 2005. The decrease relates to increases in fully depreciated assets still in use. This is offset by an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest (expense) income, net. For the three months ended September 30, 2006 and 2005, the Company recorded net interest expense of $6,000 and $4,000, respectively. For the three months ended September 30, 2006, the interest income earned was more than offset by the interest paid on long-term debt and capital leases.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended September 30, 2006, cash used in operations was $168,000 compared to cash used in operations of $85,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, net income plus non-cash items contributed $225,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory, which primarily includes modems and wireless access radios, decreased in the three months ended September 30, 2006 by approximately $94,000 due to the Company discontinuing its wireless equipment reseller business. For the three months ended September 30, 2005, net income plus non-cash items contributed $338,000 in cash which was then used primarily for the payment of accounts payable and accrued expenses and a decrease in deferred revenue. Payables were significantly reduced due to more timely payment of all open payables. Days payables was reduced to 12 days at September 30, 2006 from 29 days at June 30, 2006. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count and the related decrease in revenue.

  Cash used in investing activities totaled $88,000 and $153,000 for the three months ended September 30, 2006 and 2005, respectively, which relates primarily to the deployment of new wireless infrastructure.

Cash used in financing activities, which totaled $63,000 and $108,000 for the three months ended September 30, 2006 and 2005, respectively, consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $618,000 at September 30, 2006 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc
32.1	Section 1350 Certification of William E. Ladin, Jr.
32.2	Section 1350 Certification of Jennifer S. LeBlanc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 11/09/06	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 11/09/06	By:	/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc