Form 10QSB
period 2006-12-31
INTERNET AMERICA INC
filed 2007-02-09
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.
(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10930 W. Sam Houston Pkwy., N., Suite 200	77064
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of February 7, 2007, registrant had 12,508,914 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674,612	$937,401
Accounts receivable, net of allowance for uncollectible accounts of $10,703 and $6,996 as of December 31, 2006 and June 30, 2006, respectively	140,362	120,208
Inventory	216,913	280,888
Prepaid expenses and other current assets	471,645	299,379
Total current assets	1,503,532	1,637,876
PROPERTY AND EQUIPMENT — Net	978,257	1,082,590
OTHER ASSETS — Net	4,677,237	4,812,122
TOTAL	$7,159,026	$7,532,588

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$294,460	$419,766
Accrued liabilities	401,010	465,836
Deferred revenue	1,254,741	1,292,430
Current portion of long-term debt	99,544	98,208
Current portion of capital lease obligations	48,826	57,390
Total current liabilities	2,098,581	2,333,630
Long-term debt	108,993	169,044
Capital lease obligations	104,034	127,344
Other long-term liabilities	9,370	47,320
Total liabilities	2,320,978	2,677,338

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:

Common stock, $.01 par value; 40,000,000 shares authorized, 12,508,914 issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	125,089	125,089
Additional paid-in capital	57,082,244	57,061,952
Accumulated deficit	(52,369,285)	(52,331,791)
Total shareholders' equity	4,838,048	4,855,250
TOTAL	$7,159,026	$7,532,588

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES:
Internet services	$2,001,747	$2,157,583	$4,085,723	$4,399,144
Other	66	314,132	66	720,374
Total	2,001,813	2,471,715	4,085,789	5,119,518
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,037,329	1,558,543	2,029,613	3,093,720
Sales and marketing	53,158	89,576	94,515	164,283
General and administrative	744,447	839,414	1,573,684	1,535,932
Provision for bad debt expense	1,702	19,843	2,704	31,526
Depreciation and amortization	206,717	211,652	413,692	429,029
Total	2,043,353	2,719,028	4,114,208	5,254,490
LOSS FROM OPERATIONS	(41,540)	(247,313)	(28,419)	(134,972)
INTEREST EXPENSE, NET	2,468	24,157	9,075	27,782
NET LOSS	$(44,008)	$(271,470)	$(37,494)	$(162,754)
NET LOSS PER COMMON SHARE:
BASIC	$(0.00)	$(0.02)	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.02)	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,508,914	12,452,659	12,508,914	12,445,732
DILUTED	12,508,914	12,452,659	12,508,914	12,445,732

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(37,494)	$(162,754)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	413,692	429,029
Gain on disposal of fixed assets	(89)	—
Provision for bad debt expense	2,704	31,526
Stock based compensation	20,292	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22,858)	(3,349)
Inventory	132,888	(208,446)
Prepaid expenses and other current assets	(172,266)	(42,683)
Other assets	—	(8,082)
Accounts payable and accrued liabilities	(259,045)	81,082
Other liabilities	(37,950)	—
Deferred revenue	(37,689)	(112,864)
Net cash provided by operating activities	2,185	3,459
INVESTING ACTIVITIES:
Purchases of property and equipment	(174,985)	(204,075)
Proceeds from sale of property and equipment	600	—
Cash paid at closing for acquisitions	—	(50,000)
Net cash used in investing activities	(174,385)	(254,075)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	7,808
Principal payments under note payable	(58,715)	(159,917)
Principal payments under capital lease obligations	(31,874)	(35,824)
Net cash used in financing activities	(90,589)	(187,933)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(262,789)	(438,549)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	937,401	2,364,287
CASH AND CASH EQUIVALENTS, END OF PERIOD	$674,612	$1,925,738
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$30,167	$28,415
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers between fixed assets and inventory	$—	$82,963
Assets acquired through accounts payable	$68,913	$50,794
Stock issued in connection with acquisitions	$—	$32,500
Debt issued in connection with acquisitions	$—	$94,612

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's consolidated financial position and consolidated results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB (File No 000-25147).

2.	Basic and Diluted Net Loss Per Common Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2006 and 2005. For the three months ended December 31, 2006, no options were “in the money”, therefore diluted earnings per share is the same as basic earnings per share. For the six months ended December 31, 2006, diluted earnings per share is the same as basic earnings per share due to the net loss. For the three and six months ended December 31, 2005, diluted earnings per share is the same as basic earnings per share due to the net loss. During the three and six months ended December 31, 2006, options to purchase 248,470 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2006. During the three and six months ended December 31, 2005, options to purchase 574,537 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2005. There were no options exercised to purchase shares of common stock during the six months ended December 31, 2006 and December 31, 2005, respectively.

3.	Employee Stock Option Plans

On July 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year June 30, 2007. The Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect on net loss and loss per share of the Company before and after application of the fair value recognition provision of SFAS 123(R) to stock-based employee compensation for the six months ended December 31, 2006 is as follows:

3.	Employee Stock Option Plans (continued)

	Six Months Ended December 31, 2006
	Net Loss Before Adoption of SFAS 123(R)		Effect of Stock-Based Compensation Expense	Net Income (Loss) As Reported
Loss before income tax	$	(17,202)	$(20,292)	$(37,494)
Provision for income tax		—	—	—
Net Loss	$	(17,202)	$(20,292)	$(37,494)
Earnings per share:
Basic		$(0.00)	$(0.00)	$(0.00)
Diluted		$(0.00)	$(0.00)	$(0.00)

The proforma effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS 123(R):

Six Months Ended December 31, 2005
Reported net loss	$(162,754)
Less: SFAS No. 123(R) compensation expense	(31,387)
Pro forma net loss	$(194,141)
Reported basic loss per share	$(0.01)
Reported diluted loss per share	$0.01)
Less: SFAS No. 123(R) compensation expense	(0.00)
Pro forma basic loss per share	$(0.01)
Pro forma diluted loss per share	$(0.01)

4.	Use of estimates

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

5.	Other Assets

Other assets consist of the following:

	December 31, 2006	June 30, 2006
Goodwill	$26,047,266	$26,047,266
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	4,313,127	4,313,127

Subscriber acquisition costs	1,244,102	1,244,102
Accumulated amortization-subscriber acquisition costs	(909,566)	(774,681)
Total subscriber acquisition costs, net	334,536	469,421

Deposits	29,574	29,574
Total other assets, net	$4,677,237	$4,812,122

The amortization period for subscriber acquisition costs is 36 months. Amortization expense for the three and six months ended December 31, 2006, was approximately $67,000 and $135,000, respectively. As of December 31, 2006, amortization expense for the fiscal years ending June 30, 2007, 2008 and 2009 is expected to be approximately $270,000, $157,000 and $43,000, respectively.

6.	Income Taxes

During the three and six months ended December 31, 2006 and 2005, the Company generated a net loss. No provision for income taxes was recorded for the three and six months ended December 31, 2005, as the Company reduced the valuation allowance on its net operating losses generated in prior periods. As of December 31, 2006, the Company continued to maintain a full valuation allowance for its net deferred tax assets of approximately $12.3 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	December 31, 2006	June 30, 2006
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$21,264	$31,200
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $3,087)	38,580	74,303
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	7,868	13,201
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $29,409)	94,612	94,612
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $8,131)	34,257	32,980
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	11,956	20,956
	208,537	267,252
Less current portion	(99,544)	(98,208)
Total long-term debt	$108,993	$169,044

The Company’s long-term debt is unsecured except for approximately $29,000 and $44,000 as of December 31, 2006 and June 30, 2006, respectively, which is secured by certain inventory and equipment. The prime rate at December 31, 2006 and June 30, 2006 was 8.25%.

8.	Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

2007	$31,954
2008	54,368
2009	54,368
2010	31,714
Total minimum lease payments	172,404
Less amounts representing interest	(19,544)
Present value of minimum capitalized payments	152,860
Less current portion	(48,826)
Long-term capitalized lease obligations	$104,034

9.	Related Parties

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors during the six months ended December 31, 2006 and 2005:

	Six Months Ended December 31,
	2006	2005
Troy LeMaile Stovall	$8,250	$7,500
Justin McClure	8,000	7,500
John Palmer	7,500	6,500
Total director fees	$23,750	$21,500

10.	New Accounting Pronouncements

During the three and six months ended December 31, 2006 no new accounting pronouncements have been issued or adopted, except as disclosed within the 10-KSB for the year ended June 30, 2006. None of these procurements is expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 and other publicly filed reports discuss some important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP”) serving approximately 37,000 subscribers in Texas, as of December 31, 2006. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 100% of our revenue for the quarter ended December 31, 2006.  For the year ended June 30, 2006, Internet access services accounted for 89.5% of total revenue, with the remaining revenues related primarily to wireless reseller revenues. During fiscal 2005 the Company became a wireless equipment reseller which changed the revenue mix. For the six months ended September 30, 2005, Internet access services accounted for 85.9% of total revenue with the remaining revenues related primarily to wireless equipment reseller revenues. The Company discontinued wireless reseller sales in fiscal 2006 due to low gross profit margins.

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

The Company’s customer count for wireless Internet services has increased to approximately 3,900 subscribers as of December 31, 2006 from 3,400 subscribers at September 30, 2006. During January 2007, wireless Internet subscribers exceeded 4,000. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. Growth of customer count for wireless Internet services should continue to come from organic growth and acquisitions. Strategic acquisitions will allow the Company to more rapidly expand in areas that are pre-determined to be underserved and consistent with our development plans. This growth will help to replace declining revenues due to attrition, and management believes this will allow the Company to stabilize itself and then begin to regain revenue and profits. More rapid growth through acquisitions will provide economies of scale cost savings to the acquired operations, and management believes this will allow for a more rapid return to profits and greater value to our subscriber based business.

Management continues to evaluate overall profitability. During 2006, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. The Company also reduced head count in fiscal 2006 through a reduction-in-force (“RIF”) carried out by management in January 2006. Although a certain number of staff has been added since then and we incurred severance costs related to the RIF, the Company still experienced an approximate 13% decrease in total salaries and wages, excluding severance costs of approximately $83,000 in 2006 and $132,000 in 2005. Overall, connectivity and operations costs for the quarter ended December 31, 2006 decreased by 33.4% from $1,558,000 for the quarter ended December 31, 2005 to $1,037,000.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table sets forth certain unaudited financial data for the three months ended December 31, 2006 and 2005. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).
	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
	(000's)	% of Revenues	(000's)	% of Revenues
STATEMENT OF INCOME DATA:
REVENUES:
Internet services	$2,002	100.0%	$2,158	87.3%
Other	—	—%	314	12.7%
Total	2,002	100.0%	2,472	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,037	51.8%	1,558	63.0%
Sales and marketing	53	2.6%	90	3.6%
General and administrative	745	37.3%	839	33.9%
Provision for bad debt expense	2	0.1%	20	0.8%
Depreciation and amortization	207	10.3%	212	8.6%
Total	2,044	102.1%	2,719	109.9%
OPERATING LOSS	(42)	(2.1)%	(247)	(9.9)%
INTEREST EXPENSE, NET	2.1%		24	1.0%
NET LOSS	$(44)	(2.2)%	$(271)	(10.9)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.00)		$(0.02)
DILUTED	$(0.00)		$(0.02)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,509		12,453
DILUTED	12,509		12,453

OTHER DATA:
Subscribers at end of period (1)	37,000		49,000
EBITDA(2)	$165		$(35)
EBITDA margin(3)	8.2%		(1.4)%

Reconciliation of net loss to EBITDA:
Net loss	$(44)		$(271)
Add:
Depreciation and amortization	207		212
Interest expense, net	2		24
EBITDA(2)	$165		$(35)

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

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 (Continued)

Total revenue. Total revenue decreased by $0.52 million, or 20%, to $2 million for the three months ended December 31, 2006, from $2.5 million for the three months ended December 31, 2005. The Company’s subscriber count decreased by 12,000, or 24.5%, to 37,000 as of December 31, 2006 compared to 49,000 as of December 31, 2005. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. Approximately $314,000 of the decrease is related to discontinuance of the wireless equipment reseller business prior to fiscal 2007.

Connectivity and operations. Connectivity and operations expense decreased by $.52 million, or 33.4%, to $1.04 million for the three months ended December 31, 2006, from $1.56 million for the three months ended December 31, 2005. Approximately $251,000 of the decrease is related to cost of sales on the discontinuance of the wireless equipment reseller business prior to fiscal 2007, which resulted in $0 cost of goods sold for the quarter ended December 31, 2006 compared to $251,000 for the quarter ended December 31, 2005. Due to reductions-in-force carried out in fiscal 2005 and fiscal 2006, labor costs decreased by $155,000 for the period. A decrease of approximately $77,500 in connectivity costs was due to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. Tower rents, installations costs and wireless CPE (customer premise equipment) costs of sales for the three months ended December 31, 2006 reflect increases related to growth and totaled approximately $187,000 compared to $145,000 for the three months ended December 31, 2005.

Sales and marketing. Sales and marketing expense decreased by $37,000, or 41.1%, to $53,000 for the three months ended December 31, 2006, compared to $90,000 for the three months ended December 31, 2005. The decrease relates primarily to reductions in head count and consulting fees. Additionally, the Company realized expense reductions by reducing mass marketing and replacing with local direct marketing campaigns.

General and administrative. General and administrative expense decreased by $94,000, or 11.2%, to $745,000 for the three months ended December 31, 2006, from $839,000 for the three months ended December 31, 2005. The decrease is primarily attributable to reduction of operating costs and labor costs of wireless field offices.

Provision for bad debt expense. Provision for bad debt expense decreased to $2,000 for the three months ended December 31, 2006, from a bad debt expense of $20,000 for the three months ended December 31, 2005. The decrease is due to reserve for bad debts for the wireless equipment reseller business incurred in the quarter ended December 31, 2005. As of December 31, 2006, the Company continues to be fully reserved for all customer accounts that are at least 90 days old and certain other accounts.

Depreciation and amortization. Depreciation and amortization decreased by $5,000, or 2.4%, to $207,000 for the three months ended December 31, 2006, from $212,000 for the three months ended December 31, 2005. The decrease relates to increases in fully depreciated assets still in use. This is offset by an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest expense, net. For the three months ended December 31, 2006, the Company recorded interest expense of $9,000 and interest income of $6,500 compared to interest expense of $24,000 and interest income of $8,000 for the three months ended December 31, 2005. Interest expense relates primarily to interest accrued and/or paid on acquisition debt and interest accrued on the sales tax audit assessment. Interest income relates to interest earned on the Company’s money market cash accounts.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

The following table sets forth certain unaudited financial data for the six months ended December 31, 2006 and 2005. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except per share data and subscriber counts).

	Six Months Ended December 31, 2006		Six Months Ended December 31, 2005
	(000's)	% of Revenues	(000's)	% of Revenues
STATEMENT OF INCOME DATA:
REVENUES:
Internet services	$4,086	100.0%	$4,399	85.9%
Other	—	—%	720	14.1%
Total	4,086	100.0%	5,119	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,030	49.7%	3,094	60.4%
Sales and marketing	95	2.3%	164	3.2%
General and administrative	1,573	38.5%	1,536	30.0%
Provision for bad debt expense	3	0.1%	31	0.6%
Depreciation and amortization	413	10.1%	429	8.4%
Total	4,114	(100.7)%	5,254	(102.6)%
OPERATING LOSS	(28)	(0.7)%	(135)	(2.6)%
INTEREST EXPENSE, NET	9	(0.2)%	28	(0.6)%
NET LOSS	$(37)	(0.9)%	$(163)	(3.2)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.00)		$(0.01)
DILUTED	$(0.00)		$(0.01)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,509		12,446
DILUTED	12,509		12,446

CASH FLOW DATA:
Cash flow provided by operations	$(2)		$3
Cash flow used in investing activities	$(174)		$(254)
Cash flow used in financing activities	$(90)		$(188)

OTHER DATA:
Subscribers at end of period (1)	37,000		49,000
EBITDA(2)	$385		$294
EBITDA margin(3)	9.4%		5.7%

Reconciliation of net loss to EBITDA:
Net loss	$(37)		$(163)
Add:
Depreciation and amortization	413		429
Interest expense, net	9		28
EBITDA(2)	$385		$294

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

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005 (Continued)

Total revenue. Total revenue decreased by $1 million, or 20.2%, to $4.1 million for the six months ended December 31, 2006, from $5.1 million for the six months ended December 31, 2005. The Company’s subscriber count decreased by 12,000, or 24.5%, to 37,000 as of December 31, 2006 compared to 49,000 as of December 31, 2005. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. Approximately $720,000 of the decrease is related to discontinuance of the wireless equipment reseller business prior to fiscal 2007.

Connectivity and operations. Connectivity and operations expense decreased by $1.1 million, or 34.4%, to $2 million for the six months ended December 31, 2006, from $3.1 million for the six months ended December 31, 2005. The decrease in expense relates primarily to the discontinuance of the wireless equipment reseller business as well as reductions in wages and internet and telephone connection expenses. Compared to $0 for the six months ended December 31, 2006, wireless equipment reseller cost of sales totaled $598,000 for the six months ended December 31, 2005. Wage expense decreased by approximately $310,000 in the six months ended December 31, 2006, compared to the same period of 2005 primarily as a result of the staff reductions carried out by the Company in the spring of 2005. Connectivity costs decreased by approximately $155,000 in the six months ended December 31, 2006, compared to the same period of 2005, primarily as a result of the consolidation of internet and telephone connections and circuits to more closely align with demand.

Sales and marketing. Sales and marketing expense decreased by $69,000, or 42.1%, to $95,000 for the six months ended December 31, 2006, compared to $164,000 for the six months ended December 31, 2005. The decrease relates primarily to reductions in head count and consulting fees. Additionally, the Company realized expense reductions by reducing mass marketing and replacing with local direct marketing campaigns.

General and administrative. General and administrative expense increased slightly by $37,000, or 2.4%, to $1,573,000 for the six months ended December 31, 2006, from $1,536,000 for the six months ended December 31, 2005. The Company continues to control cost increases in general and administrative expenses.

Provision for bad debt expense. Provision for bad debt expense decreased to $3,000 for the six months ended December 31, 2006, from $31,000 for the six months ended December 31, 2005. The decrease is due primarily to the increase in reserve for bad debts for the wireless equipment reseller business during fiscal 2005. As of December 31, 2006, the Company continues to be fully reserved for all customer accounts that are at least 90 days old and certain other accounts.

Depreciation and amortization. Depreciation and amortization decreased by $16,000, or 3.7%, to $413,000 for the six months ended December 31, 2006, from $429,000 for the six months ended December 31, 2005. The decrease is due to an increase in the amount of fully depreciated assets still in use, but is offset by an increase in depreciation for fixed asset purchases related to new wireless infrastructure as well as amortization of subscriber acquisition costs.

Interest expense, net. For the six months ended December 31, 2006, the Company recorded interest expense of $22,000 and interest income of $13,000. Interest expense relates primarily to interest accrued and/or paid on acquisition debt and other leases and notes payable. Interest income relates to interest earned on the Company’s money market cash accounts. For the six months ended December 31, 2005, the interest expense included $23,000 related to interest on our sales tax settlement as well as interest accrued and/or paid on acquisition debt and other leases and notes payable, offset by interest income earned on the money market cash accounts.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2006, cash provided by operations was $2,000 compared to cash provided by operations of $3,000 for the six months ended December 31, 2005. For the six months ended December 31, 2006, the net loss plus non-cash items totaled $399,000, which was used primarily to decrease deferred revenue, accounts payable and accrued liabilities. Increase in prepaid expenses relates to deferred activation income on wireless installations. Inventory, which primarily includes modems and wireless access radios, decreased in the six months ended December 31, 2006 since most orders were placed prior to June 30, 2006 and there have been less additional inventory requirements. For the six months ended December 31, 2005, net income plus non-cash items totaled $298,000 which was used primarily to offset the decrease in deferred revenue. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count.

Cash used in investing activities totaled $174,000 and $254,000 for the six months ended December 31, 2006 and 2005, respectively, and consisted of cash paid for acquisitions and fixed asset purchases related to the deployment of new wireless infrastructure.

Cash used in financing activities totaled $91,000 and $188,000 for the six months ended December 31, 2006 and 2005, respectively, and consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $.7 million at December 31, 2006, along with anticipated cash flow from operations will be sufficient to meet our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets and will likely be sought to increase our expansion into wireless Internet services more rapidly. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, seller financing or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

“Safe Harbor” Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not be able to identify and negotiate acquisitions of wireless Internet customers and infrastructure on attractive terms. (4) we may not be able to integrate acquisitions of wireless Internet customers and infrastructure into existing operations to achieve operating efficiencies, (5) needed financing will not be available to us if and as needed, (6) we will not continue to achieve operating efficiencies in existing operations, (7) we will not be competitive with existing or new competitors, (8) we will not keep up with industry pricing or technological developments impacting the Internet, (9) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions; (10) service interruptions or impediments could harm our business; (11) we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter into licensing arrangements on unfavorable terms; (12) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) government regulations could force us to change our business practices; (14) we may be unable to continually develop effective business systems, processes and personnel to support our business; (15) we may be unable to hire and retain qualified personnel, including our key executive officers; (16) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (17) our stock price has been volatile historically and may continue to be volatile; and (18) some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of December 31, 2006, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the six months ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2007, the Company held its 2006 Annual Meeting of Shareholders, at which the shareholders voted as follows:

MATTER VOTED ON	SHARES VOTED FOR	SHARES VOTED AGAINST	AUTHORITY WITHHELD	ABSTAINING
The election of William E. (Billy) Ladin, Jr. to the board of directors	10,524,376	-	67,243	1,917,295
The election of Ambassador John N. Palmer to the board of directors	10,536,612	-	55,007	1,917,295
The ratification of the selection of UHY LLP to audit fiscal year 2007 financial statements	10,528,986	32,812	62,633	1,917,295

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Internet America, Inc.'s Articles of Incorporation (1)

3.2	Internet America, Inc.'s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Internet America, Inc. 1996 Incentive Stock Option Plan (4)

10.2	Internet America, Inc. First Amended 1998 Non-Qualified Stock Option Plan (5)

10.3	Internet America, Inc. Employee and Consultant Stock Option Plan (6)

10.4	Internet America, Inc. 2004 Non-Employee Director Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith

(1)	Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Internet America's Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Internet America's Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-70461) filed on January 19, 1999, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Internet America’s Post-Effective Amendment Registration Statement on Form S-8 (file no. 333-80277) filed on December 8, 1999, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-92295) filed on December 8, 1999, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC. (Registrant)

Date: 02/09/07	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 02/09/07	By:	/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Internet America, Inc.'s Articles of Incorporation (1)

3.2	Internet America, Inc.'s Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Internet America, Inc. and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Internet America, Inc. 1996 Incentive Stock Option Plan (4)

10.2	Internet America, Inc. First Amended 1998 Non-Qualified Stock Option Plan (5)

10.3	Internet America, Inc. Employee and Consultant Stock Option Plan (6)

10.4	Internet America, Inc. 2004 Non-Employee Director Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith

(1)	Previously filed as an exhibit to Internet America's Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Internet America's Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Internet America's Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-70461) filed on January 19, 1999, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Internet America’s Post-Effective Amendment Registration Statement on Form S-8 (file no. 333-80277) filed on December 8, 1999, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-92295) filed on December 8, 1999, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Internet America’s Registration Statement on Form S-8 (file no. 333-120001) filed on October 27, 2004, and incorporated herein by reference.