Form 10QSB
period 2007-03-31
INTERNET AMERICA INC
filed 2007-05-11
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(713) 968-2500
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
Yes ☒ No ☐

As of May 09, 2007, registrant had 12,508,914 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$671,159	$937,401
Accounts receivable, net of allowance for uncollectible accounts of $13,576 and $6,996 as of March 31, 2007 and June 30, 2006 respectively	105,090	120,208
Inventory	242,269	280,888
Prepaid expenses and other current assets	466,014	299,379
Total current assets	1,484,532	1,637,876
PROPERTY AND EQUIPMENT — Net	886,056	1,082,590
OTHER ASSETS — Net	4,609,794	4,812,122
TOTAL	$6,980,382	$7,532,588

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$262,921	$419,766
Accrued liabilities	332,225	465,836
Deferred revenue	1,266,820	1,292,430
Current portion of long-term debt	98,546	98,208
Current portion of capital lease obligations	47,362	57,390
Total current liabilities	2,007,874	2,333,630
Long-term debt	94,765	169,044
Capital lease obligations	92,423	127,344
Other Long-term liabilities	–	47,320
Total liabilities	2,195,062	2,677,338

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 40,000,000 shares authorized 12,508,914 and 12,508,914 issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	125,089	125,089
Additional paid-in capital	57,092,390	57,061,952
Accumulated deficit	(52,432,159)	(52,331,791)
Total shareholders' equity	4,785,320	4,855,250
TOTAL	$6,980,382	$7,532,588

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

REVENUES:
Internet services	$1,971,684	$2,260,354	$6,057,407	$6,659,498
Other	–	293,382	66	1,013,756
Total	1,971,684	2,553,736	6,057,473	7,673,254

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,038,404	1,654,217	3,068,017	4,747,937
Sales and marketing	60,918	34,592	155,433	198,875
General and administrative	728,142	857,932	2,301,825	2,393,864
Bad debt expense	2,875	21,893	5,579	53,419
Depreciation and amortization	203,917	233,129	617,609	662,158
Total	2,034,256	2,801,763	6,148,463	8,056,253

LOSS FROM OPERATIONS	(62,572)	(248,027)	(90,990)	(382,999)
INTEREST EXPENSE, NET	302	1,715	9,377	29,497

NET LOSS	$(62,874)	$(249,742)	$(100,367)	$(412,496)

NET LOSS PER COMMON SHARE:
SHARE:

BASIC	$(0.01)	$(0.02)	$(0.01)	$(0.03)

DILUTED	$(0.01)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

BASIC	12,508,914	12,495,064	12,508,914	12,461,925

DILUTED	12,508,914	12,495,064	12,508,914	12,461,925

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(100,367)	$(412,496)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	617,609	66,158
Gain on disposal of property and equipment	(89)	–
Provision for bad debt expense	5,579	53,419
Stock based compensation	30,438	–
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,539	66,680
Inventory	100,945	(248,099)
Prepaid expenses and other current assets	(166,636)	(175,782)
Other assets	–	(7,357)
Accounts payable and accrued liabilities	(352,782)	(264,524)
Other liabilities	(47,320)	–
Deferred revenue	(25,610)	(108,675)
Net cash provided by (used in) operating activities	71,306	(434,676)
INVESTING ACTIVITIES:
Purchases of property and equipment	(219,258)	(470,293)
Proceeds from sale of property and equipment	600	–
Cash paid at closing for acquisitions	–	(248,371)
Net cash used in investing activities	(218,658)	(718,664)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	–	9,981
Principal payments under long term debt	(73,941)	(187,920)
Principal payments under capital lease obligations	(44,949)	(53,081)
Net cash used in financing activities	(118,890)	(231,020)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(266,242)	(1,384,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	937,401	2,364,287
CASH AND CASH EQUIVALENTS, END OF PERIOD	$671,519	$979,927
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$17,744	$27,408
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers between fixed assets and inventory	$–	$187,417
Assets acquired through accounts payable	$62,326	$93,536
Stock issued in connection with acquisitions	$–	$52,500
Debt assumed in connection with acquisitions	$–	$65,166
Debt issued in connection with acquisitions	$–	$136,362

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

2.	Basic and Diluted Net Loss Per Common Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2007 and 2006. There were no options exercised to purchase shares of common stock during the nine months ended March 31, 2007 and 2006.

3.	Employee Stock Option Plans

On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares may be granted as incentive and nonqualified stock options to employees, executives and directors. The 2007 Plan will be submitted to the Shareholders for approval at the next annual meeting of stockholders. In connection with the adoption of the 2007 Plan, the Board of Directors amended the 2004 Non-Employee Director Plan to reduce the number of shares available for issuance upon the exercise of options under that plan from 600,000 to 131,556 being the number of shares covered by outstanding options granted under that plan as of March 30, 2007. The Board of Directors also determined that the terms of the 1996 and 1997 Stock Option Plans of the Company, with combined reserved shares of 1,425,000, will not be renewed.

On March 30, 2007, the Board of Directors approved the granting of stock options under the 2007 Plan, in order to retain and incentivize employees, executives and directors. The granting of these stock options is subject to the approval of the Shareholders at the next annual meeting. All options will be granted at an exercise price of $0.50 per share, which is higher than the current market price of the Company’s stock. Options to purchase the following number of shares will be granted to the category of persons indicated: an aggregate of 168,444 shares to directors, 300,000 shares to executive officers and 335,000 shares to non-executive employees. The options will vest 25% at March 30, 2007 and 25% at each anniversary thereafter, except that options granted to employees or directors with less than 1 year of service vest 25% at each anniversary of March 31,2007.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year ended June 30, 2007. The Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect on net loss and loss per share of the Company before and after application of the fair value recognition provision of SFAS 123(R) to stock-based employee compensation for the nine months ended March 31, 2007 is as follows:

3.	Employee Stock Option Plans (continued)
		Nine Months Ended March 31, 2007
		Net Loss Before Adoption of SFAS 123(R)	Effect of Stock-Based Compensation Expense	Net Income (Loss) As Reported
Loss before income tax	$	(69,929)	$(30,438)	$(100,367)
Provision for income tax		–	–	–
Net Loss	$	(69,929)	$(30,438)	$(100,367)
Earnings per share:
Basic		$(0.00)	$(0.00)	$(0.01)
Diluted		$(0.00)	$(0.00)	$(0.01)

The proforma effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS 123(R) would be as follows:

Nine Months Ended March 31, 2006
Reported net loss	$(412,496)
Less: SFAS No. 123(R) compensation expense	(40,112)
Pro forma net loss	$(452,608)
Reported basic loss per share	$(0.03)
Reported diluted loss per share	$0.03)
Less: SFAS No. 123(R) compensation expense	$(0.00)
Pro forma basic loss per share	$(0.03)
Pro forma diluted loss per share	$(0.03)

4.	Use of estimates

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

5.	Other Assets

The carrying value of other assets at March 31, 2007 and June 30, 2006 is as follows:

	March 31, 2007	June 30, 2006
Goodwill	$26,047,266	$26,047,266
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	4,313,127	4,313,127

Subscriber acquisition costs	1,244,102	1,244,102
Accumulated amortization-subscriber acquisition costs	(977,009)	(774,681)
Total subscriber acquisition costs, net	267,093	469,421

Deposits	29,574	29,574
Total other assets, net	$4,609,794	$4,812,122

The amortization period for subscriber acquisition costs is 36 months. Amortization expense for the three and nine months ended March 31, 2007, was approximately $67,000 and $202,000, respectively. As of March 31, 2007, amortization expense for the fiscal years ending June 30, 2007, 2008 and 2009 is expected to be approximately $270,000, $157,000 and $43,000, respectively.

6.	Income Taxes

During the three and nine months ended March 31, 2007 and the three and nine months ended March 31, 2006, the Company generated a net loss. No provision for income taxes was recorded for the three and nine months ended March 31, 2006 and March 31, 2007, as the Company continues to generate losses. As of March 31, 2007, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.3 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

7.	Long-Term Debt

Long-term debt consists of:

	March 31, 2007	June 30, 2006
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$15,626	$31,200
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $3,087)	38,580	74,303
Note payable due May 30, 2007, payable in monthly installments of approximately $987, bearing interest at prime plus 2%	4,809	13,201
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $29,409)	92,174	94,612
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $8,131)	34,895	32,980
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	7,227	20,956
	193,311	267,252
Less current portion	(98,546)	(98,208)
Total long-term debt	$94,765	$169,044

The Company’s long-term debt is unsecured except for approximately $20,000 and $44,000 as of March 31, 2007 and June 30, 2006, respectively, which is secured by certain inventory and equipment. The prime rate at March 31, 2007 and June 30, 2006 was 7.75% and 6.25%, respectively.

8.	Capital Lease Obligations

The Company leases certain phone equipment, wireless equipment and switches under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2007:

2007	15,977
2008	54,368
2009	54,368
2010	31,713
Total minimum lease payments	156,426
Less amounts representing interest	(16,641)
Present value of minimum capitalized payments	139,785
Less current portion	(47,362)
Long-term capitalized lease obligations	$92,423

9.	Related Parties

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors during the nine months ended March 31, 2007 and 2006:

	Nine Months Ended March 31,
	2007	2006
Troy LeMaile Stovall	$12,250	$11,500
Justin McClure	12,000	11,500
John Palmer	11,250	10,250
Total director fees	$35,500	$33,250

10.	New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159") which permits the choice to measure certain financial assets and liabilities at their fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The new standard is effective for the Company for the year ended June 30, 2008, unless early adoption is elected. The Company does not expect the new standard to have a material impact on its financial position or results of operation.

During the three and nine months ended March 31, 2007, no new other accounting pronouncements have been issued or adopted, except as disclosed in the Form 10-KSB for the year ended June 30, 2006. None of these pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

11.	Letter of Intent to Acquire Teleshare Communications Services, Inc.

On February 27, 2007, the Company entered into a non-binding letter of intent with the shareholders of Teleshare Communications Services, Inc. to acquire 100% ownership in their wireless Internet service business. The Company is proceeding with due diligence to negotiate and excute a definitive stock purchase agreement.

12.	Letter of Intent to Acquire Assets of NoDial.net, Inc.

On March 30, 2007, the Company entered into a definitive agreement to acquire substantially all of the assets and assume certain liabilities of NoDial.net, Inc., a wireless Internet service provider near Victoria, Texas, for cash and long-term notes. The agreement is subject to due diligence and the negotiation and execution of a definitive asset purchase agreement.

13.	Subsequent Events

On April 20, 2007, the Company entered into a definitive agreement to acquire substantially all of the assets and assume certain liabilities of Shadownet, Inc., a wireless Internet service provider in Victoria, Texas, for cash and long-term notes. The agreement is subject to due diligence and the negotiation and execution of a definitive asset purchase agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. See “Safe Harbor” statement below.

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP”) serving approximately 34,000 subscribers in Texas as of March 31, 2007. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 100% of our revenue for the quarter ended March 31, 2007.  For the year ended June 30, 2006, Internet access services accounted for 89.5% of total revenue, with the remaining percentage attributable primarily to wireless reseller revenues. The Company discontinued wireless reseller sales in the quarter ending March 31, 2006 due to low gross profit margins. For the nine months ended March 31, 2006, Internet access services accounted for 85.9% of total revenue, with the remaining percentage attributable primarily to wireless equipment reseller revenues.

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

The Company continues to focus on providing wireless Internet connectivity to customers in under-served markets of Texas through acquisitions, internal growth, and a gradual transition into more cost effective wireless technologies. During the fiscal year ended June 30, 2006, we expanded in the suburban and rural markets near San Antonio and Houston, Texas, through acquisitions and deployment of new infrastructure. We also added new infrastructure in north central Texas, our other major wireless market, enabling additional growth within all of the markets we presently serve. The Company is pursuing additional growth within the geographic areas we cover through new acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for Internet connectivity may be under-served. By April of 2007, we entered into letters of intent to acquire three wireless ISPs headquartered in Crosby and Victoria, Texas. The first of these, Teleshare Communication Services, Inc. (“Teleshare”), is based east of Houston in Crosby and provides service to areas east, north, and west of Houston, some of which are adjacent to our existing coverage but not overlapping. This acquisition will expand our service to areas that are geographically adjacent to our current coverage areas but in which we have not yet actively marketed our services. The other two acquisitions, NoDial.net, Inc. and Shadownet, Inc., in the Victoria area will again expand our service adjacent to areas that we presently serve and also expand our coverage area. Upon completion of the Teleshare acquisition, we anticipate adding four Teleshare executives to the Internet America management team including Mark Ocker, the owner and President of Teleshare, as a senior executive within Internet America.

While we have not entered into any additional agreements to acquire other ISPs, we are in various stages of discussions with several and may proceed to definitive documentation prior to our fiscal year end on June 30, 2007. At the present time, all of our discussions are with ISPs within the same general geographic areas of Texas generally bounded by and surrounding Dallas/Ft. Worth on the north; Corpus Christi on the south, Houston and Galveston Bay area to the east; and San Antonio/Austin/Hill Country to the west.

In addition to the rural market, Internet America anticipates participating in the development and deployment of wireless broadband in the metropolitan markets of Texas by selling its products over wireless systems which are being developed and constructed by cooperation between city and local governments and corporations.  This approach will alleviate much of the capital requirement in major metropolitan markets while allowing Internet America to focus on its forte in consumer marketing.

As the Company’s business and direction becomes more focused on the consolidation and development of the rural markets, sales and marketing to the major metropolitan areas, and a gradual transition to higher performance and lower cost wireless technologies, management believes there is an excellent opportunity for revenue growth in the next several years. Internet America’s prior experience in marketing to metropolitan markets will be reutilized in introducing wireless Internet to other growth areas.

Having recognized the transitions taking place in the communications industry that affect internet connectivity, Internet America has spent the last several years re-inventing itself along these lines while maintaining the systems developed for selling, billing, and supporting hundreds of thousands of dial up internet customers and applying them to the support of a similar number of wireless customers.  These same systems and controls remain in place with a proven track record and are being used daily.

The Company’s customer count for wireless Internet services has increased to approximately 4,200 subscribers as of March 31, 2007 from 3,900 subscribers at December 31, 2006. Upon the completion of the three acquisitions that were announced in April, 2007, wireless subscriber count would be between 6,000 and 6,500. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. Growth of customer count for wireless Internet services should continue to come from organic growth and acquisitions. Additional acquisitions will allow the Company to more rapidly expand in areas that are pre-determined to be underserved and consistent with our development plans. The internal growth and the additional acquisitions will help to replace declining revenues due to attrition of dial-up customers, and management believes this will allow the Company to begin to regain revenue and profits. More rapid growth through acquisitions will provide economies of scale cost savings to the acquired operations, and management believes this will allow for a more rapid return to profits and greater value to our subscriber based business.

Company management believes the initiatives identified above are instrumental to the achievement of our goals, but they may be subject to competitive, regulatory and other events and that sufficient capital may not be available and other circumstances that are beyond our control. We can provide no assurance that we will be successful in achieving any or all of the initiatives, that the achievement or existence of such initiatives will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth certain unaudited financial data for the three months ended March 31, 2007 and 2006. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
		% of		% of
	(000's)	Revenues	(000's)	Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,972	100.0%	$2,260	88.5%
Other	-	-%	294	11.5%
Total	1,972	100.0%	2,554	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,039	52.7%	1,654	64.8%
Sales and marketing	61	3.1%	35	1.4%
General and administrative	728	36.9%	858	33.6%
Bad debt expense	3	0.2%	22	0.9%
Depreciation and amortization	204	10.3%	233	9.1%
Total	2,035	103.2%	2,802	109.8%
OPERATING LOSS	(63)	(3.2)%	(248)	(9.7)%
INTEREST EXPENSE, NET	-	-%	2	0.1%
NET LOSS	$(63)	(3.2)%	$(250)	(9.8)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.01)		$(0.02)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	12,509		12,495
OTHER DATA:
Subscribers at end of period (1)	34,000		46,000
EBITDA(2)	$141		$(15)
EBITDA margin(3)	7.0%		(1.0)%
Reconciliation of net loss to EBITDA:
Net loss	$(63)		$(250)
Add:
Depreciation and amortization	204		233
Interest expense (income), net	-		2
EBITDA(2)	$141		$(15)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

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

Total revenue. Total revenue decreased by $582,000, or 22.8%, to $1,972,000 for the three months ended March 31, 2007, from $2,554,000 for the three months ended March 31, 2006. The Company’s subscriber count decreased by 12,000, or 26.1%, to 34,000 as of March 31, 2007 compared to 46,000 as of March 31, 2006. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers partially offset by an increase in wireless subscribers. Wireless equipment reseller revenue for the three months ended March 31, 2006 was $281,000. The wireless equipment reseller sales were discontinued in the quarter ended March 31, 2006 due to low profit margins and increased bad debts, and there were no revenues related to these sales for the three months ended March 31, 2007.

Connectivity and operations. Connectivity and operations expense decreased by $615,000, or 37.2%, to $1,039,000 for the three months ended March 31, 2007 from $1,654,000 for the three months ended March 31, 2006. Wages decreased by approximately $252,000 due to the reduction in force (“RIF”) during January 2006, offset by severance costs of approximately $50,000 incurred in connection with a RIF. Approximately $220,000 of the decrease is related to the discontinuance of the wireless equipment reseller business prior to fiscal 2007, which resulted in $0 cost of goods sold for the quarter ended March 31, 2007 compared to $220,000 for the quarter ended March 31, 2006. An additional decrease of approximately $274,000 relates primarily to the consolidation of internet and telephone connections and circuits to more closely align with demand, as well as the renegotiation of contracts with several of our major telecom vendors. An increase of $81,000 in wireless installation costs, tower rents and wireless CPE (customer premises equipment) for the three months ended March 31, 2007, was due to expansion of our wireless Internet service provider business and related amortization of deferred installation and set up fees. As a percentage of total revenue, connectivity and operations expense decreased to 52.7% for the three months ended March 31, 2007, from 64.8% for the three months ended March 31, 2006, due to lower margins on the wireless equipment reseller revenue in 2006 offset by the decrease in revenues.

Sales and marketing. Sales and marketing expense increased by $26,000, or 74.3%, to $61,000 for the three months ended March 31, 2007, compared to $35,000 for the three months ended March 31, 2006. The increase relates primarily to increases in wages and payments to sales call center staffing of approximately $34,000, offset by a decrease in billboard and mass marketing costs during the three months ended March 31, 2007.

General and administrative. General and administrative expense decreased by $130,000, or 15.2%, to $728,000 for the three months ended March 31, 2007, from $858,000 for the three months ended March 31, 2006. The decrease is primarily a result of decreased operating costs of regional offices which were former headquarters for acquired entities. General and administrative expense for the three months ended March 31, 2006 also includes severance costs, as a result of the RIF, of approximately $21,000. Also, the Company incurred additional travel expenses for Houston personnel to Dallas during the transition of the corporate office from Dallas during the three months ended March 31, 2006.

Provision for bad debt expense. Provision for bad debt expense decreased by $19,000, or 86.4%, for the three months ended March 31, 2007, from $22,000 for the three months ended March 31, 2006. The additional expense in 2006 related to the reserve for doubtful wireless equipment reseller receivables, which has since been discontinued.

Depreciation and amortization. Depreciation and amortization decreased by $29,000, or 12.4%, to $204,000 for the three months ended March 31, 2007, from $233,000 for the three months ended March 31, 2006. Increases related to additions in fixed assets through both acquisitions and new product development including the deployment of new wireless technology, were offset by discontinued depreciation of fully depreciated assets still in use related to the office space and network infrastructure.

Interest expense (income), net.  For the three months ended March 31, 2007, the Company recorded approximately $6,000 in interest expense and approximately $6,000 in interest income. For the three months ended March 31, 2006, the Company recorded approximately $14,000 in interest expense and approximately $12,000 in interest income. The interest expense recorded relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2007 and 2006. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended March 31, 2007		Nine Months Ended March 31, 2006
	(000's)	% of Revenues	(000's)	% of Revenues
STATEMENT OF OPERATIONS DATA: REVENUES:
Internet services	$6,057	100.0%	$6,659	86.8%
Other	–	–%	1,014	13.2%
Total	6,057	100.0%	7,673	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,068	50.7%	4,748	61.9%
Sales and marketing	155	2.6%	199	2.6%
General and administrative	2,302	38.0%	2,394	31.2%
Bad debt (recoveries) expense	6	0.1%	53	0.7%
Depreciation and amortization	617	10.2%	662	8.6%
Total	6,148	101.6%	8,056	105.0%
OPERATING LOSS	(91)	(1.6)%	(383)	(5.0)%
INTEREST EXPENSE, NET	9	0.1%	29	0.4%
NET LOSS	$(100)	(1.7)%	$(412)	(5.4)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.01)		$(0.03)
DILUTED	$(0.01)		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,509		12,462
DILUTED	12,509		12,462

CASH FLOW DATA:
Cash flow provided by (used in) operations	$71		$(435)
Cash flow used in investing activities	$(218)		$(719)
Cash flow used in financing activities	$(119)		$(231)

OTHER DATA:
Subscribers at end of period (1)	34,000		46,000
EBITDA(2)	$526		$279

Reconciliation of net loss to EBITDA:
Net Loss	$(100)		$(412)
Add:
Depreciation and amortization	617		662
Interest expense (income), net	9		29
EBITDA(2)	$526		$279

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)
EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue decreased by $1.6 million, or 21.1%, to $6.1 million for the nine months ended March 31, 2007, from $7.7 million for the nine months ended March 31, 2006. The Company’s subscriber count decreased by 12,000, or 26.1%, to 34,000 as of March 31, 2007 compared to 46,000 as of March 31, 2006. The decrease in subscriber counts is attributed to the loss of dial-up customers moving to other providers’ broadband services. The decrease in revenue is primarily attributable to the loss of dial-up customers partially offset by an increase in wireless subscribers. Wireless equipment reseller revenue for the nine months ended March 31, 2006 was $938,000, or 58.0%, of the decrease of $1.6 million in total revenue. The wireless equipment reseller sales were discontinued in the quarter ended March 31, 2006 due to low profit margins and increased bad debts, and there were no revenues related to these sales for the three months ended March 31, 2007.

Connectivity and operations. Connectivity and operations expense decreased by $1,680,000, or 35.4%, to $3,068,000 for the nine months ended March 31, 2007 from $4,748,000 for the nine months ended March 31, 2006. The decrease in expense relates primarily to wireless reseller cost of sales of $818,000 for the nine months ended March 31, 2006 which were discontinued for the nine months ended March 31, 2007. Additional decreases were in wage expense and connectivity costs offset by increases in installation costs and wireless CPE costs of sales. Wage expense decreased by approximately $510,000 in the nine months ended March 31, 2007, compared to the same period of 2006 primarily, as a result of the staff reductions carried out by the Company in January 2006. Wage expense includes severance costs of approximately $50,000 for the nine months ended March 31, 2006. Connectivity costs decreased by approximately $471,000 in the nine months ended March 31, 2007, compared to the same period of 2006, primarily as a result of the consolidation of internet and telephone connections and circuits to more closely align with demand.

Decreases in wages and connectivity from 2007 to 2006 were offset primarily by an increase of $146,000 in cost of sales related to the ramp up of wireless installations and related increases in tower rents, installation costs and wireless CPE costs of sales for the nine months ended March 31, 2007.

To a lesser extent, decreases in wages and connectivity were affected by a decrease of $22,000 in merchant processing fees due to the related decrease in revenue. Additionally, during the nine months ended March 31, 2006, the Company incurred additional sales tax expense of approximately $45,000 related to a sales tax audit.

Sales and marketing. Sales and marketing expense decreased by $44,000, or 22.1%, to $155,000 for the nine months ended March 31, 2007, compared to $199,000 for the nine months ended March 31, 2006. The Company has increased staffing in its wireless sales call center, causing an increase of approximately $80,000 for the nine months ended March 31, 2007. This is offset by termination of the wireless equipment reseller staff upon discontinuing sales in 2006, resulting in a decrease of $98,000. Additional decreases were related to reduction in advertising costs incurred in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

General and administrative. General and administrative expense decreased slightly by $92,000, or 3.8%, to $2.3 million for the nine months ended March 31, 2007, from $2.4 million for the nine months ended March 31, 2006. The decrease is primarily a result of expenses incurred during the nine months ended March 31, 2006 in connection with the additional travel for Houston personnel to Dallas during the transition of the corporate office from Dallas, as well as moving expense for relocating the corporate office. General and administrative expense for the nine months ended March 31, 2006 also includes severance costs, as a result of the RIF, of approximately $21,000.

Provision for bad debt expense. Provision for bad debt expense decreased by $47,000 for the nine months ended March 31, 2007, compared to $6,000 for the nine months ended March 31, 2006, mainly related to wireless equipment reseller receivables in 2006. As of March 31, 2007, the Company continues to be fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization decreased by $45,000, or 6.8%, to $617,000 for the nine months ended March 31, 2007, from $662,000 for the nine months ended March 31, 2006. Increases related to additions in fixed assets through both acquisitions and new product development, including the deployment of new wireless technology, were offset by discontinued depreciation of fully depreciated assets still in use related to the office space and network infrastructure.

Interest expense (income), net. For the nine months ended March 31, 2007, the Company recorded approximately $28,000 in interest expense and approximately $19,000 in interest income. For the nine months ended March 31, 2006, the Company recorded approximately $63,000 in interest expense and approximately $34,000 in interest income. The interest expense recorded in these periods relates to interest charges on newly issued and assumed debt related to acquisitions. Interest income represents interest earned on the Company’s money market accounts.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended March 31, 2007, cash provided by operations was $71,000 compared to cash used in operations of $435,000 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, net loss plus non-cash items totaled $553,000 in income which was used primarily to decrease accounts payable and accrued liabilities to offset the decrease in deferred revenue. These decreases were offset by increases in inventory. For the nine months ended March 31, 2006, net loss plus non-cash items totaled $293,000, which was used primarily for purchases of inventory and increases in prepaids and to decrease accounts payable and deferred revenue. Inventory, which primarily includes modems and wireless access radios, increased in the nine months ended March 31, 2006 due to the expansion of the wireless business. The decrease in deferred revenue from year to year is a result of the decrease in our subscriber count. The decrease in accounts payable and accrued liabilities is a result of the Company paying vendors on a timelier basis and the resolution of billing disputes with telecommunication vendors.

Cash used in investing activities totaled $219,000 for the nine months ended March 31, 2007 and consisted of fixed asset purchases related to the deployment of new wireless infrastructure. Cash used in investing activities totaled $719,000 for the nine months ended March 31, 2006 and consisted of cash paid for acquisitions and fixed asset purchases related to the deployment of new wireless infrastructure.

Cash used in financing activities totaled $119,000 and $231,000 for the nine months ended March 31, 2007 and 2006, respectively, and consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $671,000 at March 31, 2007, along with anticipated cash flow from operations, will be sufficient to meet our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing will be required to fund acquisitions or expansion into new markets. Continued decreases in revenues and subscriber count may ultimately adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

“Safe Harbor” Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at a rate that exceeds the loss of metropolitan area customers; (2) we will not improve EBITDA, profitability or product margins; (3) we will not be able to identify and negotiate acquisitions of wireless Internet customers and infrastructure on attractive terms; (4) we may not be able to integrate acquisitions of wireless Internet customers and infrastructure into existing operations to achieve operating efficiencies; (5) needed financing will not be available to us if and as needed; (6) we will not continue to achieve operating efficiencies in existing operations; (7) we will not be competitive with existing or new competitors; (8) we will not keep up with industry pricing or technological developments impacting the Internet; (9) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions; (10) service interruptions or impediments could harm our business; (11) we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter into licensing arrangements on unfavorable terms; (12) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) government regulations could force us to change our business practices; (14) we may be unable to continually develop effective business systems, processes and personnel to support our business; (15) we may be unable to hire and retain qualified personnel, including our key executive officers; (16) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (17) our stock price has been volatile historically and may continue to be volatile; and (18) some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the nine months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC.
(Registrant)

Date: May 11, 2007	By: /s/ William E. Ladin, Jr.
William E. Ladin
President and Chief Executive Officer

Date: May 11, 2007	By: /s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc