Form 10KSB
period 2007-06-30
INTERNET AMERICA INC
filed 2007-09-28
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-25147

Internet America, Inc.
(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10930 W. Sam Houston Pkwy.,N. Suite 200
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (214) 861-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:
(Not applicable)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.01 Per Share
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

The issuer’s revenues for its most recent fiscal year were $7,984,786.

Based on the closing price of the registrant’s Common Stock on September 25, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $5,970,407. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 25, 2007 was 12,508,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held in December 2007 to be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III, Items 9 through 12 and 14 of this Form 10-KSB.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation - Safe Harbor Statement.”

PART I

Item 1. Description of Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that provides an array of Internet services to residential and business subscribers. As of June 30, 2007, we served approximately 34,200 active subscribers. Internet America was incorporated in Texas in 1995 and currently has operations only in the state of Texas.

In fiscal 2007, the Company continued to adjust its focus and business away from reliance on dialup and wire broadband connectivity in major metropolitan markets to providing wireless broadband Internet connectivity to under-served, suburban and rural markets in the southwest United States, with our initial focus in Texas markets. Our current activities are near wireless operational centers in San Antonio, Stafford (an adjoining suburb of Houston), Victoria, North Dallas, and Corsicana. These operational centers provide installation, construction and repair services to their surrounding geographic areas. The rural and suburban markets that Internet America sells to are typically avoided or overlooked by Incumbent Local Exchange Carriers (“ILEC’s”) and cable television companies. The rural and suburban wireless ISP (“WISP”) industry is fragmented with ample consolidation opportunity. The Company estimates that there are up to 2,500 potential WISP acquisition candidates in the United States, including approximately 150 in Texas.

Our wireless broadband Internet services are offered utilizing fixed point-to-multipoint wireless technology in unlicensed spectrum. We offer these services to both business and residential customers within our network footprint without the use of terrestrial lines. This allows us to cover a rural or suburban geographical area at a fraction of the cost of terrestrial based broadband provided by cable modems or DSL lines. As a result of these savings, we are able to offer broadband Internet to communities that would otherwise be ignored by terrestrial based providers.

Existing wireless Broadband markets in Texas

The Houston area wireless operations have been expanded in a “de-novo” fashion since operations commenced in September 2005 in the area west of Houston, roughly following Interstate Highway 10. The initial service offerings were provided in Weimar and have expanded since then to the towns of Schulenberg, Flatonia and Columbus. In February 2006, the Company acquired a very small WISP, PowerWeb, in the Fulshear area near Houston and has used this as a platform for expansion of services in that area as well.

The San Antonio wireless operations were initially a result of two acquisitions made in fiscal 2006: Top Gun Telecommunications, purchased in July of 2005 and 2Fast Communications, Inc. purchased in January of 2006. These units were operationally combined shortly after the 2Fast acquisition.

In the Corsicana operational center, the operations and subscriber base are largely a result of several acquisitions made in fiscal 2005. The Corsicana operations provide service coverage to a five county area where many residents commute to the Dallas/Fort Worth Metroplex for employment.

In June 2007, we completed two acquisitions in the Victoria area. The combined subscriber count in Victoria is approximately 640. However, our acquired footprint includes underutilized network capacity. Our material reduction in operating costs provided by integration into our customer care and network monitoring systems and access to capital for adding customer premise equipment will allow for more aggressive expansion under our management. The introduction of our proven marketing programs is expected to contribute to greater penetration in the acquired network footprint further expanding the contribution of acquired WISP’s in this area to our EBITDA (earnings before interest, taxes, depreciation and amortization) in fiscal 2008.

In addition to the growth of the wireless subscriber base through acquisitions, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets”, primarily consisting of subdivisions and other small geographic areas with favorable demographics and population density, near the operational centers in San Antonio, Houston and Corsicana. We will continue to utilize this micro-market strategy in identifying and constructing areas for new network construction.

We have had success in achieving attractive market penetration rates in markets where we offer broadband wireless Internet services in both de-novo markets and in acquired markets. We believe we can achieve customer penetration rates of 40% - 50% within the first year of offering broadband wireless Internet service in a market and approximately 60% customer penetration rates by the end of the second year of operation in a market. The following tables depict broadband wireless penetration rates in selected markets:

	# of	# of	%
San Antonio Area	Homes	Customers	Penetration
Arrowhead	13	7	53.8%
Country Hills	60	40	66.7%
Deer Ridge	48	20	41.7%
Donegan	51	30	58.8%
Eagle Creek	67	32	47.8%
Great Oaks	130	89	68.5%
Lewis Ranch	42	27	64.3%
Live Oak	63	25	39.7%
Lost Meadows	20	15	75.0%
Wildflower	23	10	43.5%
Ranch County	14	9	64.3%
Pullman Road	73	42	57.5%
Average	50	29	56.8%

	# of	# of	%
Houston Area	Homes	Customers	Penetration
Grand River	65	45	69.2%
Weston Lakes	625	345	55.2%
Valley Lodge	125	72	57.6%
Marian/Ustinik	90	52	57.8%
Brazos Lakes	50	23	46.0%
Average	191	107	56.2%

N. Central TX Area
Quail Run	91	51	56.0%

Acquisition of TeleShare Communications Services, Inc.

On July 27, 2007, we completed the acquisition of TeleShare Communications Services, Inc. (“TeleShare”) for $1,850,000, subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas served approximately 1,500 wireless Internet service customers, had a loan commitment under a program administered by the Rural Utilities Service of the Department of Agriculture (“RUS”), and provided telex messaging services.

Under the program administered by the RUS, TeleShare (now Internet America) has a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas. We intend to continue network expansion utilizing funds under the existing borrowing facility.  Under the terms of the RUS approval, the Company agreed to add $2 million in equity within 60 days of closing.  The Company is in the process of finalizing the documentation to close an initial equity raise to a limited number of accredited investors in a private placement.  Management has been in communication with the RUS regarding the deadline, and while management believes that it will be able to obtain the $2 million, that the documentation for such raise will be finalized within the next few weeks and that the RUS will approve the extension of such raise, there can be no assurance that the Company will be successful in doing so or that the RUS will approve the extension.  While it is possible that the RUS could withhold its approval, management's past experience with the RUS leads us to believe that they will cooperate with us as we complete this sale of equity, without adverse effect on the RUS borrowing facility.

Other services

In addition to its focus on wireless broadband Internet access services, the Company continues to provide dialup and wire-line broadband Internet access services and other services such as co-location of servers, hosting of websites and broadband telecommunications to its long-existing base of subscribers. However, as previously reported, the Company does not aggressively market these services and has seen some degradation of the overall number of subscribers using these services.

Operating center

In January of 2006, the Company announced its intention to relocate its corporate headquarters to Houston from Dallas. That move was completed in March 2006; also in March, the Company ceased operations of its small “computer centers” which offered computer repair services in some local markets, after a review of them indicated that they were only marginally profitable and did not provide the tactical marketing advantages that management had originally presumed. The Company has relocated its primary data center operations from Dallas to Houston. This was completed in early fiscal 2007.

Potential growth through acquisitions

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many WISPS who need the sales, marketing, and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company is focusing on markets that enhance its geographic and strategic plans. As we have gained experience in both opening de novo markets and acquiring smaller ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and provide qualified, experienced management.

Our acquisition targets are typically capital constrained and have minimal marketing budgets and underutilized network capacity. Our material reduction in operating costs provided by integration into our customer care and network monitoring systems allows for expanded EBITDA margins and more aggressive expansion under our management. The introduction of our proven marketing programs can contribute to greater penetration in the acquired network footprint further expanding the contribution of acquired WISP’s to our EBITDA.

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

Wireless Broadband Internet Access. Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (FTP), and USENET news access. Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses, and personal web sites. Value-added services are being developed more rapidly as broadband access becomes more widely available. We believe that the addition of quality add-on services will allow us to increase our market penetration in existing markets and could increase customer retention. For these reasons, we continue to evaluate potential value added services.

Municipal Wireless Broadband. To complement our strategy of providing broadband wireless Internet services to non- and underserved customers in rural and suburban markets, we are at the early stages of providing WiFi Internet service in select metro-markets. To minimize risk and capital investment requirements, we plan to resell municipal WiFi capacity from an existing WiFi provider in the given market rather than develop and maintain WiFi networks ourselves. We believe there are several benefits to us by offering metro WiFi Internet service: (1) it provides another revenue stream to sell to our existing and future customers, and helps us make our customers more “sticky”, which could help to maintain our low churn levels; (2) we can leverage our strong brand name in various Texas markets, which reduces execution risk; and (3) by reselling existing WiFi capacity, we do not need to invest capital nor take on the risk of building out and maintaining the WiFi networks themselves.

To that end, in May 2007, we signed a five-year contract with EarthLink whereby Internet America will purchase capacity on EarthLink’s WiFi networks in select markets on a wholesale basis and resell WiFi service under the Internet America brand to customers. We will initially market WiFi Internet service in the Corpus Christi market to existing rural/suburban customers and also to new customers in the Corpus Christi metro market.

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

We had approximately 31 customer care employees in three different business units (specialized by type of service) at June 30, 2007. Customer care is available to subscribers during extended business hours, typically until 9 p.m. weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information. Our implementation of good quality management and quality control include the following procedures:

•	Regular team meetings by all support lines to discuss problems with the view of information sharing and drawing up potential resolutions.

•	Analysis of calls and queries using quality management tools such as call monitoring to identify common issues.

•	Appropriate staff training with regular review of skill matrixes.

•	Implementation of issue tracking databases, improving morale, encouraging information sharing

Marketing

As discussed, our marketing efforts and expenditures are primarily focused on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events, and resellers to create brand and service awareness in these areas. We do not use mass-marketing tools or tactics as a result of our focus on very specific geographic areas.

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

Our network is remotely monitored by using software tools that alert specific employees, who are responsible for specific functions of the network and various applications running on the network. The software tools monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure on a 24 hour/365 days a year basis and transmit alerts as issues appear. The employees who receive the alerts are responsible for operational communications among internal departments and are also responsible for communication with external service providers. Other software tools such as statistical analysis software are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed. These centralized monitoring systems allow for scalable monitoring and enhanced customer service for any systems and customers integrated through acquisition.

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

Acquired Customer Integration. Our MIS and Network employees have created integration plans and related software for customer data integration and network monitoring integration. These tools allow us to more rapidly integrate acquired subscribers. The rapid integration gives us the ability to realize growing economies of scale with marginal increases to fixed costs.

Technology and Development

The wireless broadband Internet sector continues to grow due to technology improvements and increasing customer demand. Demand has increased due to the increase in number of internet software applications, an increased number of equipment vendors for wireless equipment and software developments for license-exempt spectrum. Our success in managing a rapidly increasing customer base and integrating acquired subscribers is dependent on our network management and customer contact systems. We believe that our existing systems provide an advantage when managing markets across disparate geography and integrating acquisitions efficiently. We continue to focus our technology development in this area.

The Company does not focus a material amount of resources on developing other new technologies. We do however recognize that additional revenue streams and higher level of subscriber satisfaction (and thus increased subscriber retention) are, in many cases, based on deploying new services and technologies as they become commercially reliable and economically feasible. Therefore, we are continuously evaluating new technologies and applications for possible introduction or incorporation into our services.

Additionally, we are committed to developing and maintaining strong, stable, resilient low latency data-communications networks in order to provide connectivity services to our subscribers, and, as new services are introduced, we believe our customers will quickly be able to adopt our new offerings on the infrastructure on which our network is deployed.

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek, “Airmail.net," and "Airnews.net," “PDQ.net”are registered service marks of Internet America or its subsidiaries. As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff, and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive in every segment (dialup, wired broadband and wireless).

In the dialup segment, where we have approximately 14,000 subscribers, there are no substantial barriers to entry, and we expect that competition will continue to intensify and, more importantly, dialup subscribers in general will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 2,400 subscribers) or cable-modem, in particular is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer. We have to rely on local loop providers with whom we compete in order to provide DSL services to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers. Furthermore, other methods of broadband delivery which we do not currently offer, such as cable transmission, may be more successful than DSL.

In the wireless segment, while there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e. those areas were there is less competition or technically inferior services available). We believe competition in these areas is generally from locally owned wireless broadband operators who lack the operating scale and monitoring systems. These operators generally have significantly higher prices or inefficient operations.

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services) than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

•	National online service providers, such as AOL, the Microsoft Network and EarthLink;

•	National telecommunications providers, such as AT&T, Qwest, MCI and Sprint;

•	Numerous regional and local ISPs and WISPs;

•	Computer hardware and software companies, and other technology companies, such as Microsoft and Dell;

•	Cable operators, such as Time Warner and Comcast;

•	Fixed wireless communications companies;

•	Satellite companies;

•	Electric utility companies; and

•	Cellular and PCS services.

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as "information service providers," rather than regulated "telecommunications providers" under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers. However, as we provide Internet access delivered via digital subscriber line (DSL) or wire line broadband technology, which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.

Changes in the FCC's policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business. The FCC has determined that Internet access providers, utilizing DSL technology, are “information services functionally integrated with a telecommunications component”. In the past, the FCC required that telephone companies and similar carriers offer the DSL transmission component separately from their own Internet service, as a stand-alone service on a common-carrier basis. In August of 2005, this regulation requiring that telephone companies share their telephone lines was removed effective August 2006, thereby allowing telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both.

Certain wireless broadband services are subject to regulation by the FCC. At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. State and municipalities also may regulate many aspects of intrastate telecommunications. Broadband Internet-related regulatory policies are continuing to develop and it is possible that our services could be subject to additional regulations in the future. The extent of regulations and their impact on our business and our ability to compete are currently unknown.

Internet America currently has approximately 2,400 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating our contracts with the ILEC providers at favorable prices.

Further changes in the FCC's policies relating to the classification of telecommunications services and information services could have more adverse effects on our business. If the FCC were to classify us as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, impede our ability to compete for broadband customers and cause us to have to increase prices for our services.

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

Employees

As of June 30, 2007, we employed approximately 66 people, 59 of whom were full-time and 7 of whom were part-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 2. Description of Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where all executive functions exist. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use. We lease office space in the following locations for the purposes indicated:

Location	Square footage	Purpose
Houston	4,100	Corporate headquarters
Dallas	19,000	Offered for sublease
Euless	1,000	Call center
Stafford	5,600	Warehouse/Field office
Corsicana	2,000	Field office
San Antonio	1,700	Field office

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ended June 30, 2007:
Fourth Quarter	$0.34	$0.22
Third Quarter	0.31	0.25
Second Quarter	0.36	0.20
First Quarter	0.35	0.25
Fiscal Year Ended June 30, 2006:
Fourth Quarter	$0.40	$0.29
Third Quarter	0.55	0.38
Second Quarter	0.64	0.40
First Quarter	0.78	0.46

At September 25, 2007, there were 255 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 25, 2007 was $0.55 per share.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not be able to identify and negotiate acquisitions of wireless Internet customers and infrastructure on attractive terms or successfully integrate those acquisitions into our operations, (4) needed financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business; (9) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (13) our stock price has been volatile historically and may continue to be volatile. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

Internet America is an ISP serving approximately 34,200 subscribers in Texas as of June 30, 2007. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented all of our revenue for the year ended June 30, 2007. For the year ended June 30, 2006, Internet access services accounted for 89.6% of total revenue with the remaining revenues related primarily to wireless reseller revenues.

The Company continues to experience an attrition of dial-up service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies.

We operate in highly competitive markets for each of our service offerings. The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add.

The Company has undertaken several initiatives to address the declining subscriber base and decrease in its total revenues and the related impact on profitability including:

•	Change in focus to under-served markets;

•	Acquiring WISPs in strategic geographic areas; and

•	Continuing to identify opportunities to improve profitability.

As more fully described in Part I, Item 1. Description of Business, the Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets. During the fiscal year ended June 30, 2007, we continued to expand in the rural markets through acquisitions and the deployment of new infrastructure. The Company is actively pursuing development and acquisition opportunities in non-metropolitan markets where competition is less intense and the demand for internet connectivity may be under-served or non-served. To complement our strategy of providing broadband wireless Internet services to non- and underserved customers in rural and suburban markets, we are at the early stages of providing WiFi Internet service in select metro-markets. In pursuing this strategy, the Company is narrowing its focus to products and developments that contribute directly to its implementation.

Management continues to evaluate overall profitability. During 2006, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. The Company also reduced head count in fiscal 2006 through a reduction-in-force (“RIF”) carried out by management in January 2006. Although a certain number of staff has been added since then and we incurred some shifts in our telecommunications costs as we increased our wireless Broadband footprint, we have increased EBITDA by 77% from the previous year.

In fiscal 2006 the Company operated as a wireless equipment reseller (“WER”) until March 2006 when we discontinued this business. Our WER business involved purchasing wireless infrastructure equipment and wireless customer premise equipment in bulk for both internal purchases and for resell to other WISP’s. Bulk purchases allowed the Company to maximize its cost savings for the deployment of wireless. Included in other revenues during fiscal 2006 is revenue of approximately $963,000 related the Company’s WER revenues. The WER business was discontinued due to lower profit margins, and remaining inventories were sold or are being utilized in our wireless internet provider business.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue for 2006 includes WER revenues which were discontinued in March 2006.

In January of 2006, the Company announced its intention to relocate its corporate headquarters to Houston from Dallas. That move was completed in March 2006; also in March, the Company ceased operations of its small “computer centers” which offered computer repair services in some local markets, after a review of them indicated that they were only marginally profitable and did not provide the tactical marketing advantages that management had originally presumed.

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

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets or the capital lease term, as appropriate. Data communications equipment, computers, data servers and office equipment are depreciated over five years. We depreciate furniture, fixtures and leasehold improvements over five years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Year Ended June 30, 2007 Compared to June 30, 2006

The following table shows financial data for the years ended June 30, 2007 and 2006. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended		Year Ended
	June 30, 2007		June 30, 2006
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$7,985	100.0%	$8,874	89.6%
Other	-	0.0%	1,035	10.4%
Total	7,985	100.0%	9,909	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,117	51.6%	6,080	61.4%
Sales and marketing	209	2.6%	229	2.3%
General and administrative	3,201	40.0%	3,288	33.2%
Provision for bad debt expense	4	0.1%	56	0.6%
Depreciation and amortization	791	9.9%	859	8.7%
Total	8,322	104.2%	10,512	106.1%
OPERATING LOSS	(337)	-4.2%	(603)	-6.1%
INTEREST EXPENSE, NET	(10)	-0.1%	(33)	-0.3%
NET LOSS	$(347)	-4.3%	$(636)	-6.4%
NET LOSS PER COMMON SHARE:
BASIC	$(0.03)		$(0.05)
DILUTED	$(0.03)		$(0.05)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,508,914		12,473,635
DILUTED	12,508,914		12,473,635
OTHER DATA:
Subscribers at end of period (1)	34,200		37,400
Number of employees at end of period	66		67
EBITDA(2)	$454		$256
EBITDA margin(3)	5.7%		2.6%
CASH FLOW DATA:
Cash flow (used in) provided by operations	$284		$(475)
Cash flow used in investing activities	$(585)		$(685)
Cash flow provided by (used in) financing activities	$147		$(267)
Reconciliation of net loss to EBITDA:
Net loss	$(347)		$(636)
Add:
Depreciation and amortization	791		859
Interest income	(24)		(43)
Interest expense	34		76
EBITDA (2)	$454		$256

(1)A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)EBITDA is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)EBITDA margin represents EBITDA as a percentage of total revenue.

Total revenue. Total revenue decreased by $1.9 million, or 19.2%, to $8.0 million in fiscal 2007 from $9.9 million in fiscal 2006. The Company’s subscriber count decreased by 3,200, or 8.6%, to 34,200 as of June 30, 2007 compared to 37,400 as of June 30, 2006. The net decrease in revenue is the direct result of the decrease in dial up subscribers, and to a lesser extent loss of DSL and commercial services customers at a faster rate than the Company added wireless subscribers in 2007. Revenue from WER revenue was $0 for fiscal 2007 and approximately $963,000 for the year ended June 30, 2006. In March 2006, the Company discontinued its WER business due to low profit margins. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expenses decreased by approximately $1.96 million, or 32.2% to $4.12 million for fiscal 2007 from $6.08 million for fiscal 2006. Due to the RIF carried out in fiscal 2006, labor costs decreased by approximately $531,000 to $1,310,000 in fiscal 2007 compared to $1,841,000 in fiscal 2006. Telecommunications expenses had a net decrease of approximately $452,000 to $1,848,000 in fiscal 2007 compared to $2,300,000 in fiscal 2006. This was primarily due to the decrease in dial up subscribers, DSL and commercial services. Installation costs and cost of goods sold have decreased by approximately $909,000 to $769,000 in 2007 compared to $1,678,000 in fiscal 2006. This was primarily due to the discontinuance of the WER segment. Use taxes decreased by $41,000 to $6,000 in fiscal 2007 from $47,000 in fiscal 2006. This decrease in expense was due to the change in capitalization policy of customer premise equipment. Merchant services fees decreased by approximately $30,000 in fiscal 2007 to $184,000 from $214,000 in fiscal 2006 primarily due to the decrease in revenue.

As a percentage of total revenue, connectivity and operations expense decreased to 51.6% for fiscal 2007 compared to 61.4% for fiscal 2006, due to increases in costs in the wireless access provider business offsetting significant cost reduction measures.

Sales and marketing. Sales and marketing expenses decreased by $20,000, or 8.7%, to $209,000 for fiscal 2007 from $229,000 for the prior fiscal year. The change primarily relates to decreased advertising expenses.

General and administrative. General and administrative (“G&A”) expenses decreased by $87,000, or 2.6%, to $3.2 million in fiscal 2007 from $3.3 million for fiscal 2006. In fiscal 2007, moving and travel expenses decreased by approximately $73,000 to $89,000 in fiscal 2007 from $162,000 in 2006 primarily due to the increased expenses in fiscal 2006 related to moving the corporate offices from Dallas to Houston. The Company issued stock options in the fourth quarter of fiscal 2007. This caused an increase in expenses of approximately $100,000 in fiscal 2007 compared to $0 expense in fiscal 2006. Maintenance and repairs decreased by approximately $53,000 to $21,000 in fiscal 2007 from $74,000 primarily due to the termination of a generator maintenance contract in early fiscal 2006 and extensive repairs on acquired wireless equipment in early fiscal 2006. Wireless consulting fees decreased in fiscal 2007 by $31,000 to $43,000 in fiscal 2007 from $74,000 in fiscal 2006 due to the termination of a consulting agreement in December 2006 with the former owner of a previously acquired company. Gain or loss on disposal/sale of assets decreased by $71,000. Gain on disposal of assets was recognized in fiscal 2007 of $22,000 upon retirement of phone system which was replaced by new system under an operating lease, compared to losses on retired property equipment of $49,000 in fiscal 2006. Telecommunications expense increased by $66,000 to $178,000 in fiscal 2007 from $112,000 in fiscal 2006. This was due to reclassifying telecommunications taxes and fees from connectivity and operations and restructuring our network communications. Salaries and wages decreased by $17,000 to $1,488,000 in fiscal 2007 from $1,505,000 in fiscal 2006. This decrease is primarily due to the RIF in 2006 offset by new positions in corporate and accounting. The remaining net decrease of $8,000 was primarily a result of various cost saving measures implemented during fiscal 2007 and 2006.

Provision for bad debt expense. Provision for bad debt expense decreased by $52,000, or 92.9%, to $4,000 for fiscal 2007 from $56,000 for fiscal 2006. The decrease relates primarily to changes in billing systems and tightened credit policies and procedures. As of June 30, 2007, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense decreased by $68,000, or 7.9%, to $791,000 for fiscal 2007 from $859,000 for fiscal 2006. Fiscal 2007 depreciation increased approximately $159,000 over fiscal 2006 related primarily to depreciation of fixed assets acquired through acquisitions as well as capital purchases made for the build out of our wireless infrastructure. Amortization expense in fiscal 2007 decreased by approximately $228,000 primarily due to the absence of acquisitions during fiscal 2007 until June 2007 and the revision of estimated useful life for unamortized subscriber acquisition costs from 36 months to 48 months.

Interest (expense) income, net. Net interest expense decreased by $23,000, or 69.7%, to a net expense of $10,000 for fiscal 2007 compared to $33,000 for fiscal 2006. Net interest in fiscal 2007 includes interest expense of approximately $34,000 compared to $76,000 in fiscal 2006 and related primarily to acquisition debt. In fiscal 2007, interest income of approximately $24,000 compared to $43,000 in fiscal 2006 related primarily to interest earned on the Company’s cash balances.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash (used in) provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2007 cash provided by operations was $284,000, compared to cash used in operations of $475,000 in fiscal 2006. Net loss plus non-cash items contributed to $526,000 in fiscal 2007 and $328,000 in fiscal 2006 in cash which was then used primarily for paying off of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory decreased in fiscal 2007 primarily due to the Company discontinuing the WER business in March 2006. The decrease in deferred revenue from year to year is a result of the decease in our subscriber count and the related decrease in revenue.

Cash used in investing activities totaled $585,000 and $685,000 for the years ended June 30, 2007 and 2006, respectively. The decrease in cash used for investing activities for fiscal 2007 relates primarily to the deployment of new wireless infrastructure in fiscal 2006 and less additions to the wireless infrastructure during fiscal 2007.

Cash provided by financing activities for fiscal 2007 of $147,000 compared to cash used in fiscal 2006 of $267,000 relates to debt incurred for acquisitions in fiscal 2007 offset by principal payments on debt and capital leases.

We estimate that cash on hand of $783,000 at June 30, 2007 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2008 for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure.  Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection these acquisitions. However, additional financing may be required to fund future acquisitions. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through June 30, 2007, for the next five fiscal years ending June 30:

		Payments Due By Period
	Total	2008	2009	2010	2011	2012	Thereafter
Connectivity contracts	$1,306,785	$500,984	$414,977	$365,790	$25,034	$-	$-
Operating leases	1,340,376	605,561	296,917	174,537	163,976	99,385	-
Long-term debt	920,937	468,480	161,199	183,070	84,314	23,874	-
	$3,568,098	$1,575,025	$873,093	$723,397	$273,324	$123,259	$-

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

Our critical accounting policies are as follows:

•	Revenue recognition

•	Accounting for income taxes; and

•	Intangible assets

Revenue recognition

Income from providing internet related services are recognized when earned. We charge a recurring subscription fee to our subscribers and recognize revenues when they are earned, which generally occurs as the service is provided. The services subscriptions are generally for billed periods of monthly, quarterly, semiannually or annually, in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Installation and setup fees are billed at the time of installation and deferred over an estimated expected life of the customer.

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

      The deferred tax asset as of June 30, 2007 of $12.0 million is fully reserved due to continued tax losses since inception of the Company. Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future. The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

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

Based on our current impairment test, there would have to be a significant change in our cash flow projections used in such calculation in order for an impairment to occur as of June 30, 2007.

We are required to periodically review the estimated useful lives of our intangible assets. This review during fiscal 2007 indicated that actual lives for subscriber acquisition costs generally were longer than the useful life used for amortization purposes in the Company’s financial statements. As a result, the Company revised the estimated useful life of subscriber acquisition costs from 36 months to 48 months, effective April 1, 2007. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7. Financial Statements

The financial statements of Internet America and subsidiaries are attached hereto as pages F-1 through F-19 and include our Balance Sheet as of June 30, 2007, Statements of Operations for each of the two years in the period ended June 30, 2007 and 2006, Statements of Shareholders' Equity for each of the two years in the period ended June 30, 2007 and 2006, Statements of Cash Flows for each of the two years in the period ended June 30, 2007 and 2006, and the Notes to the Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 10. Executive Compensation

Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Shareholders" in the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions and Director Independence" in the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 13. Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Stock Purchase Agreement between Registrant and TeleShare Communications Services, Inc. dated July 27, 2007 (4)

10.2	Internet America, Inc. 2007 Stock Option Plan (5)

21.1	Subsidiaries list*

23.1	Consent of UHY, LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.

(2)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(3)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.

(4)	Incorporated by reference to exhibit 99.1 to Form 8-K (file no. 0001144204-07-039539) filed August 1, 2007.

(5)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of September, 2007.

INTERNET AMERICA, INC.

/s/ William E. Ladin, Jr.
William E. (Billy) Ladin, Jr. Chief Executive Officer and Director

/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board and	September 27, 2007
William E. (Billy) Ladin, Jr.	Chief Executive Officer

/s/ Troy LeMaile-Stovall	Director	September 27, 2007
Troy LeMaile-Stovall

/s/ Justin McClure	Director	September 27, 2007
Justin McClure

/s/ John Palmer	Director	September 27, 2007
John Palmer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the results of its operations and its cash flows for the year ended June 30, 2007, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas
September 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

UHY, LLP

Houston, Texas
October 6, 2006

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$782,887
Accounts receivable, net of allowance for uncollectible
accounts of $6,391	117,056
Inventory	282,886
Prepaid expenses and other current assets	485,074
Total current assets	1,667,903
PROPERTY AND EQUIPMENT---Net	854,580
OTHER ASSETS---Net	5,223,352
TOTAL	$7,745,835

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$534,253
Accrued liabilities	447,939
Deferred revenue	1,234,558
Current portion of long-term debt	468,480
Total current liabilities	2,685,230

Long-term debt	452,457
Total liabilities	3,137,687

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value: 40,000,000 shares authorized,
12,508,914 issued and 12,508,914 outstanding	125,089
Additional paid-in capital	57,161,980
Accumulated deficit	(52,678,921)
Total shareholders' equity	4,608,148
TOTAL	$7,745,835

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006

REVENUES:
Internet services	$7,984,786	$8,873,795
Other	-	1,035,590
Total	7,984,786	9,909,385
OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,117,631	6,080,457
Sales and marketing	209,427	229,220
General and administrative	3,200,824	3,288,205
Provision for bad debt expense	3,993	55,742
Depreciation and amortization	790,518	858,769
Total	8,322,393	10,512,393
LOSS FROM OPERATIONS	(337,607)	(603,008)
INTEREST INCOME	24,641	42,853
INTEREST EXPENSE	(34,164)	(76,009)
LOSS BEFORE INCOME TAXES	(347,130)	(636,164)
INCOME TAX EXPENSE	-	-
NET LOSS	$(347,130)	$(636,164)
NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.05)
DILUTED	$(0.03)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,508,914	12,473,635
DILUTED	12,508,914	12,473,635

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
BALANCE, JUNE 30, 2005	12,597,035	$125,971	$57,158,477	$(160,000)	$(51,695,627)	$5,428,821
Retirement of treasury stock	(200,000)	(2,000)	(158,000)	160,000	-	-
Issuance of common stock	111,879	1,118	57,033	-	-	58,151
Adjustment of issuance of common stock pursuant to private placement	-	-	4,442	-	-	4,442
Net loss	-	-	-	-	(636,164)	(636,164)
BALANCE, JUNE 30, 2006	12,508,914	125,089	57,061,952	-	(52,331,791)	4,855,250
Stock compensation expense	-	-	100,028	-	-	100,028
Net loss	-	-	-	-	(347,130)	(347,130)
BALANCE, JUNE 30, 2007	12,508,914	$125,089	$57,161,980	$-	$(52,678,921)	$4,608,148

See notes to consolidated financial statements

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(347,130)	$(636,164)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	790,518	858,769
(Gain) loss on disposal of property	(21,637)	49,605
Provision for bad debt expense	3,993	55,742
Non-cash stock compensation expense	100,028	-
Changes in operating assets and liabilities (net of effects
of assets acquired, less liabilities assumed):
Accounts receivable	(841)	7,003
Inventory	22,575	(346,768)
Prepaid expenses and other current assets	(185,695)	(215,635)
Other assets	2,289	38,241
Other long-term liabilities	(47,320)	47,320
Accounts payable and accrued liabilities	54,739	(195,079)
Deferred revenue	(87,898)	(137,541)
Net cash provided by (used in) operating activities	283,621	(474,507)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(319,707)	(460,399)
Proceeds from sale of property and equipment	-	23,768
Cash paid for acquisitions	(265,785)	(248,371)
Net cash used in investing activities	(585,492)	(685,002)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,093
Proceeds from issuance of long term debt	302,553	-
Principal payments under capital lease obligations	(58,227)	(71,714)
Principal payments of long-term debt	(96,969)	(205,756)
Net cash provided by (used in) financing activities	147,357	(267,377)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(154,514)	(1,426,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	937,401	2,364,287
CASH AND CASH EQUIVALENTS, END OF YEAR	$782,887	$937,401
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$23,602	$26,651

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended June 30,
	2007	2006

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers between property and equipment and inventory	$-	$233,161
Stock issued in connection with acquisitions	$-	$52,500
Debt assumed in connection with acquisitions	$100,529	$65,166
Debt issued in connection with acquisitions, net	$347,572	$126,528
Non cash change in lease classification	$126,507	$-

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007 and 2006

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced an operating loss for the fiscal year ended June 30, 2007 and has experienced continued declines in revenue since fiscal 2002. The Company’s operations are subject to certain risks and uncertainties, including that the rural customer base will not increase at the expected rate; the difficulty of identifying and acquiring wireless Internet customers and infrastructure on attractive terms and of integrating those acquisitions into its operations; the availability of needed financing; competition with existing or new competitors; changes in industry pricing or technological developments impacting the Internet; dependence on network infrastructure, telecommunications providers and other vendors; service interruptions or impediments; and the inability to hire and retain qualified personnel. The stock price has been volatile historically and may continue to be volatile. There can be no assurance that the Company will be successful in achieving profitability and positive cash flow in the future.

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

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required.

During the years ended June 30, 2007 and 2006, the Company recorded a provision for bad debt expense totaling approximately $4,000 and $56,000, respectively. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected, and collection efforts were continued on such accounts

Financial Instruments — The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and cash deposited in money market accounts, occasionally in excess of federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value.

Inventory — The Company values inventory at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventory consists primarily of wireless internet access equipment and routers.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Other Assets — Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. and PDQ.Net, Incorporated and subscriber acquisition costs related to acquisitions completed during the years ended June 30, 2006 and June 30, 2007. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months. From April 1, 2006 to March 31, 2007, subscriber acquisition costs were amortized over 36 months. Prior to April 1, 2006, subscriber acquisition costs were amortized over 24 months. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000. The Company does not amortize goodwill; however goodwill is tested annually for impairment, or sooner if circumstances require, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets." The Company has concluded that no impairment of goodwill occurred during the year ended June 30, 2007.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the year ended June 30, 2007.

Stock-Based Compensation — On July 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year ended June 30, 2007. The Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect on net loss and loss per share of the Company before and after application of the fair value recognition provision of SFAS 123(R) to stock-based employee compensation for the year ended June 30, 2007 is as follows:

	Year Ended June 30, 2007
	Net Loss Before Adoption of SFAS 123(R)		Effect of Stock-Based Compensation Expense	Net Loss As Reported
Loss before income tax	$	(247,102)	$(100,028)	$(347,130)
Provision for income tax		-	-	-
Net Loss	$	(247,102)	$(100,028)	$(347,130)
Earnings per share:
Basic		$(0.02)	$(0.01)	$(0.03)
Diluted		$(0.02)	$(0.01)	$(0.03)

Prior to July 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions Accounting Principles Board Opinion No.25 (“APB 25”) and provided pro forma disclosures in the notes to the financial statements, as if the measurement provisions of Statement 123(R) had been adopted. The pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS 123(R) would be as follows:

		2006

Net loss	As reported	$(636,164)
Net loss	Pro Forma	(684,131)
Basic (loss) income per share	As reported	$(0.05)
Diluted (loss)income per share	As reported	$(0.05)
Basic (loss) income per share	Pro Forma	$(0.05)
Diluted (loss) income per share	Pro Forma	$(0.05)

The fair value of each option granted during the year ended June 30, 2007 is estimated to be $0.24 using the Black-Scholes pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 200% to 290%, risk-free interest rate ranging from 1.9% to 4.5%, and an expected dividend yield of zero. The expected term of options represents the period of time that options granted are expected to be outstanding. Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term. The risk-free rate is derived from the U. S. Treasury yield.

As of June 30, 2007, the total compensation costs related to non-vested awards not yet recognized is approximately $177,000. The period over which this cost will be recognized is approximately 4 years.

The adoption of SFAS 123(R) had no effect on cash flow from operations and cash flow from financing activities for the years ended June 30, 2007 and 2006.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2007 and 2006 were approximately $26,000 and $65,000, respectively. In fiscal 2007, the Company focused primarily on a direct mail form of advertising.

Income Taxes — Deferred tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments.

During the years ended June 30, 2007 and 2006, options to purchase 326,141 and 175,597 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years ended June 30, 2007 and 2006, respectively.

Use of Estimates — The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

New accounting standards — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in come taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is currently reviewing this new standard to determine its effects, if any, on results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have an impact on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the Company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have any impact on the Company’s balance sheet, statement of operations, or statements of cash flows for fiscal 2007.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company does not believe the adoption of this standard will have a material impact on the financial statements. This standard will become effective for the Company in the first quarter of fiscal 2009.

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2007 and 2006.

2. Acquisitions

During the year ended June 30, 2007, the Company completed the acquisition of assets of three internet service providers. The combined aggregate purchase price was approximately $266,000 in cash. The remaining consideration included the issuance of approximately $348,000 in debt, net of approximately $8,000 in imputed interest, the assumption of approximately $100,000 in long-term debt and $72,000 in liabilities. Fixed assets and inventory acquired were valued at approximately $134,000. Subscriber acquisition costs recorded in connection with the acquisitions totaled approximately $652,000. These acquisitions were accounted for as purchases and, accordingly, the operations of the companies from which the assets were acquired were included in the financial statements from the date of acquisition. Pro forma information for the acquisitions is not presented as the impact is not material.

3. Property and Equipment

Property and equipment consist of:

June 30,
2007
Data communications and office equipment	$6,271,719
Leasehold improvements	612,964
Furniture and fixtures	234,131
Computer software	778,141
7,896,955
Less accumulated depreciation and amortization	(7,042,375)
$854,580

Depreciation expense charged to operations was approximately $552,000 and $393,000 for the years ended June 30, 2007 and 2006, respectively.

4. Other Assets

Other assets consist of the following:

June 30,
2007
Goodwill	$26,047,266
Accumulated amortization-goodwill	(21,734,139)
Total goodwill, net	4,313,127

Subscriber acquisition costs	1,895,893
Accumulated amortization-subscriber acquisition costs	(1,012,953)
Total subscriber acquisition costs, net	882,940

Deposits	27,285
Total other assets, net	$5,223,352

Other assets consist primarily of goodwill related to the acquisition of NeoSoft, Inc. (“NeoSoft”) and PDQ.Net Incorporated (“PDQ”) and subscriber acquisition costs related the acquisitions completed during the year ended June 30, 2007, as more fully described in footnote 2 above. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition.

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers. From April 1, 2006 to March 31, 2007, these costs were amortized over 36 months. Prior to April 1, 2006, these costs were amortized over 24 months. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000. Amortization expense for the year ended June 30, 2007 and 2006 was approximately $238,000 and $466,000, respectively. Subscriber acquisition costs related to the NeoSoft and PDQ acquisitions were fully amortized as of June 30, 2002. As of June 30, 2007, expected amortization expense for the fiscal years ended is as follows:

2008	$286,000
2009	249,000
2010	191,000
2011	157,000
2012 and thereafter	-
Total principal payments	$883,000

In connection with the requirements of SFAS 142, goodwill as of June 30, 2007 was evaluated for impairment. As part of the evaluation, the Company compares the carrying value of the goodwill of its reporting unit with the fair value to determine whether an impairment exists. The Company discounts the reporting unit’s estimated cash flow projections to determine if the goodwill can be recovered. As of June 30, 2007, no impairment loss was recorded based on the evaluation. Goodwill will be evaluated and tested for impairment on an annual basis on June 30, or when events and circumstances indicate that an impairment has occurred.

5. Accrued Liabilities

Accrued liabilities consist of:
June 30,
2007
Property, franchise and sales tax expenses	$91,672
Employee wages and benefits	171,929
Professional fees	130,000
Investor relations and communication fees	15,000
Interest	5,643
Deferred rent	14,695
Other	19,000
$447,939

6. Long-Term Debt

As of June 30, 2007 long-term debt consists of:

June 30,
2007
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$10,415
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $3,086)	38,580
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $16,240)	86,468
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $6,217)	35,534
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	1,839
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	150,000
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	150,000
Note payable due August 28, 2010, payable in monthly installments of $1,612 with interest imputed at 9% (net of unamortized discount of $8,214)	49,813
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $24,742)	100,529
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $6,575)	58,860
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $5,096)	45,618
Note payable due October 11, 2010, payable in quarterly payments of $17,907 with interest imputed at 5.5% (net of unamortized discount of $21,608)	193,281

920,937
Less current portion	(468,480)

Total long-term debt	$452,457

The Company’s long-term debt is unsecured except for approximately $277,229 as of June 30, 2007, which is secured by certain inventory and equipment. The prime rate at June 30, 2007 was 8.25%.

The following is a schedule by fiscal years of the principal payments under these agreements as of June 30, 2007.

2008	$468,480
2009	161,199
2010	183,070
2011	84,314
2012	23,874
Total principal payments	$920,937

7. Commitments and Contingencies

The Company leases certain phone equipment under an operating lease. Total future payments under this operating lease are as follows:

2008	$91,200
2009	91,200
2010	91,200
2011	91,200
2012	91,200
Thereafter	-
Total principal payments	$456,000

The Company leases certain of its facilities including tower space under operating leases. Rental expense under these leases was approximately $547,000, and $503,000 for the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, future minimum lease payments on facilities operating leases are approximately as follows:

2008	$514,361
2009	205,717
2010	83,337
2011	72,776
2012	8,185
Thereafter	-
Total principal payments	$884,376

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. At June 30, 2007, the Company has minimum annual obligations as follows:

2008	$500,984
2009	414,977
2010	365,790
2011	25,034
2012 and thereafter	-
Total principal payments	$1,306,785

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

8. Shareholders' Equity

Earnings Per Share — There were no “in the money” options as of June 30, 2007 and June 30, 2006.

Common Stock — The Company has authorized 40,000,000 shares of $0.01 par value common stock.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which initially provided for the issuance of a maximum of 200,000 shares of Common Stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During April 2006, the Company temporarily suspended future purchases in the Purchase Plan due to lack of employee participation. There were no shares purchased by employees under this plan during the year ended June 30, 2007. At June 30, 2007, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plans — The Company's 1996 Nonqualified Stock Option Plan (the "1996 Option Plan") was adopted by the Board of Directors and the Company's shareholders in December 1996. Pursuant to the 1996 Option Plan, the Company may grant incentive and nonqualified stock options to key employees of the Company. A total of 225,000 shares of common stock were been reserved for issuance under the 1996 Option Plan. This plan expired during the year ended June 30, 2007 and the remaining 4,831 options outstanding under the 1996 Option Plan at June 30, 2006 were forfeited during the year.

The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 1,200,000 shares of common stock were reserved for issuance under the 1998 Option Plan.

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

In September 2004, the Company issued 200,000 options to employees under the 1998 Option Plan that contingently vested based upon the Company having 5,000 wireless subscribers as of September 30, 2005 and approximately $3.5 million in EBITDA (earnings before interest, taxes and depreciation) for the twelve months ended September 30, 2005. The vesting contingency was not met and these options were forfeited. The Company has 29,500 options outstanding to its employees under the 1998 Option Plan at June 30, 2007. These options are exercisable at prices ranging from $9.25 to $13.19 per share of common stock.

The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the Company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan. There were no options outstanding under this plan at June 30, 2007 or 2006.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The Company currently has 15,576 options outstanding to its employees that are not related to any plan at June 30, 2007. These options are exercisable at $1.67 per share of common stock. The strike price of these options was equal to the fair market value of the stock on the date of grant. These options, which vested on the date of grant, expire on the tenth anniversary of the date of grant.

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

The maximum term of options granted under the 2004 Option Plan is ten years. Options granted under the 2004 Option Plan are nontransferable and expire upon the termination of the director’s service on the Board of Directors. A total of 600,000 shares of common stock have been reserved for issuance under the 2004 Option Plan. The Company currently has 131,556 options outstanding to its non-employee directors under the 2004 Option Plan at June 30, 2007. These options are exercisable at prices ranging from $0.77 to $1.07 per share of common stock.

On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares may be granted as incentive and nonqualified stock options to employees, executives and directors. The 2007 Plan will be submitted to the stockholders for approval at the next annual meeting of stockholders. In connection with the adoption of the 2007 Plan, the Board of Directors amended the 2004 Non-Employee Director Plan to reduce the number of shares available for issuance upon the exercise of options under that plan from 600,000 to 131,556 being the number of shares covered by outstanding options granted under that plan as of March 30, 2007. The Board of Directors also determined that the terms of the 1996 and 1998 Stock Option Plans of the Company, with combined reserved shares of 1,425,000, will not be renewed.

On March 30, 2007, the Board of Directors approved the granting of stock options under the 2007 Plan, in order to retain and incentivize employees, executives and directors. All options were granted at an exercise price of $0.50 per share, which was higher than the current market price of the Company’s stock. Options to purchase the following number of shares were granted to the category of persons indicated: an aggregate of 168,444 shares to directors, 300,000 shares to executive officers and 335,000 shares to non-executive employees. The options vest 25% at March 30, 2007 and 25% at each anniversary thereafter, except that options granted to employees or directors with less than 1 year of service vest 25% at each anniversary of March 31,2007.

A summary of the status of the Company's stock options as of June 30, 2007 and 2006 and changes during the years ended on those dates is presented below:

	June 30, 2007		June 30, 2006
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	263,301	2.37	507,593	1.89
Granted	803,444	0.50	-	-
Exercised	-	-	-	-
Forfeited	(86,669)	1.29	(244,292)	1.38
Outstanding at end of period	980,076	0.93	263,301	2.37
Options exercisable at year end	326,141	1.74	175,597	3.08

The following table summarizes information about stock options outstanding at June 30, 2007:

	Number	Weighted-Average Remaining Contractual	Number
Exercise Price	Outstanding at 6/30/07	Life as of 6/30/07 (Years)	Exercisable at 6/30/07
0.50	803,444	9.76	193,361
0.77	51,948	2.82	34,632
1.02	19,608	2.62	13,072
1.07	60,000	2.33	40,000
1.67	15,576	0.73	15,576
9.25	7,000	2.46	7,000
13.19	22,500	2.52	22,500
	980,076		326,141

A summary of the Company’s non-vested options as of June 30, 2007 and changes during fiscal 2007 is presented as follows:

	Nonvested	Weighted-Average Grant Date
	options	at Fair Value
Nonvested at June 30, 2006	87,704	$1.05
Granted	803,444	0.24
Vested	(237,213)	0.39
Forfeited	-	-
Nonrested at June 30, 2007	653,935

9.  Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2007 and 2006 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2007 and 2006, consist of:

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$9,852,000	$9,803,000
Intangible assets	2,169,000	2,383,000
Allowance for doubtful accounts	2,000	2,000
Other	179,000	97,000
Total deferred tax assets	12,202,000	12,285,000
Deferred tax liabilities:
Other	-	(18,000)
Total deferred tax liability	-	(18,000)
Total net deferred tax	12,202,000	12,267,000
Valuation allowance	(12,202,000)	(12,267,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized. During the year ended June 30, 2007, the valuation allowance decreased by approximately $65,000.

At June 30, 2007, the Company has net operating loss carryforwards of approximately $29 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2027 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2007 and 2006 is as follows:

	June 30,
	2007	2006
Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	0%	0%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2007.

11. Related Party Transactions

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors during the fiscal years ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Troy LeMaile Stovall	$16,750	$17,500
Justin McClure	16,500	17,500
John Palmer	15,500	16,000
Total director fees	$48,750	$51,000

12. Subsequent Events

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark Ocker and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note, and subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas, serves approximately 1,500 wireless internet service customers and provides telex messaging services. A copy of the Stock Purchase Agreement was included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 1, 2007.

The terms of the transaction with TeleShare were approved by the Rural Utilities Service of the Department of Agriculture (“RUS”) on July 13, 2007. Under the program administered by the RUS, TeleShare (now Internet America) has a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas. We intend to continue network expansion utilizing funds under the existing borrowing facility.  Under the terms of the RUS approval, the Company agreed to add $2 million in equity within 60 days of closing.  The Company is in the process of finalizing the documentation to close an initial equity raise to a limited number of accredited investors in a private placement.  Management has been in communication with the RUS regarding the deadline, and while management believes that it will be able to obtain the $2 million, that the documentation for such raise will be finalized within the next few weeks and that the RUS will approve the extension of such raise, there can be no assurance that the Company will be successful in doing so or that the RUS will approve the extension.  While it is possible that the RUS could withhold its approval, management's past experience with the RUS leads it to believe that they will cooperate with us as we complete the sale of equity, without adverse effect on the RUS borrowing facility.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1	Stock Purchase Agreement between Registrant and TeleShare Communications Services, Inc. dated July 27, 2007 (4)

10.2	Internet America, Inc. 2007 Stock Option Plan (5)

21.1	Subsidiaries list*

23.1	Consent of UHY, LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*

32.1	Section 1350 Certification of William E. Ladin, Jr.*

32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.

(2)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(3)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.

(4)	Incorporated by reference to exhibit 99.1 to Form 8-K (file no. 0001144204-07-039539) filed August 1, 2007.

(5)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.