Form 10QSB
period 2007-09-30
INTERNET AMERICA INC
filed 2007-11-13
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes ☐ No ☒

As of November 8, 2007, registrant had 12,857,031 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,075,215	$782,887
Restricted cash	32,437	-
Accounts receivable, net of allowance for uncollectible accounts of $19,653 and $6,391
as of September 30, 2007 and June 30, 2007, respectively	205,434	117,056
Inventory	468,956	282,886
Prepaid expenses and other current assets	563,824	485,074
Total current assets	2,345,866	1,667,903
PROPERTY AND EQUIPMENT---Net	1,858,998	854,580
OTHER ASSETS---Net	6,036,866	5,223,352
TOTAL	$10,241,730	$7,745,835

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$858,088	$534,253
Accrued liabilities	428,806	447,939
Deferred revenue	1,284,049	1,234,558
Current portion of long-term debt	880,272	468,480
Total current liabilities	3,451,215	2,685,230

Long-term debt	1,761,822	452,457
Minority interest in subsidiary	6,229	-
Total liabilities	5,219,266	3,137,687

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value: 40,000,000 shares authorized, 12,558,914 and 12,508,914
issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	125,589	125,089
Additional paid-in capital	57,949,777	57,161,980
Accumulated deficit	(53,052,902)	(52,678,921)
Total shareholders' equity	5,022,464	4,608,148
TOTAL	$10,241,730	$7,745,835

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
REVENUES:
Internet services	$2,095,028	$2,083,976
Other	77,166	-
Total	2,172,194	2,083,976

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,078,564	992,284
Sales and marketing	138,409	41,357
General and administrative	1,036,168	829,236
Provision for bad debt expense	11,355	1,002
Depreciation and amortization	266,423	206,975
Total	2,530,919	2,070,854

INCOME (LOSS) FROM OPERATIONS	(358,725)	13,122
INTEREST EXPENSE, NET	15,447	6,607

Minority interest in loss of consolidated subsidiary	191	-

NET INCOME (LOSS)	$(373,981)	$6,515

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.03)	$0.00
DILUTED	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,545,871	12,508,914
DILUTED	12,545,871	12,508,914

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(373,981)	$6,515
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Minority interest	(191)	-
Depreciation and amortization	266,423	206,975
Provision for bad debt expense	11,355	1,002
Non-cash stock compensation expense	17,853	10,146
Changes in operating assets and liabilities (net of effects
of assets acquired, less liabilities assumed):
Accounts receivable	(45,642)	17,031
Inventory	(43,045)	93,564
Prepaid expenses and other current assets	(63,065)	(134,352)
Other assets	(21,238)	-
Other long-term liabilities	-	(18,975)
Accounts payable and accrued liabilities	90,962	(332,712)
Deferred revenue	16,511	(17,385)
Net cash used in operating activities	(144,058)	(168,191)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(204,662)	(88,212)
Change in restricted cash	(32,437)	-
Cash received from acquisitions	655,102	-
Net cash provided by (used in) investing activities	418,003	(88,212)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Proceeds from issuance of long-term debt	71,787	-
Principal payments under capital lease obligations	-	(15,762)
Principal payments of long-term debt	(53,404)	(47,126)
Net cash provided by (used in) financing activities	18,383	(62,888)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	292,328	(319,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	782,887	937,401
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,075,215	$618,110
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,971	$16,184
NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through accounts payable	$-	$68,744
Stock issued in connection with acquisitions	$770,443	$32,500
Debt issued in connection with acquisitions	$863,500	$94,612
Minority interest liability	$6,420	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 310(b) of Regulation S-B of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB (SEC Accession No. 0001144204-07-051533).

2.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2007 and 2006. During the three months ended September 30, 2007 and 2006, options to purchase 333,641 and 263,302 shares of common stock, respectively, were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2007 and 2006, respectively. There were no options “in the money” at September 30, 2007 and 2006. There were no options exercised to purchase shares of common stock during the three months ended September 30, 2007 and 2006.

3.	Acquisitions

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark Ocker and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note, and subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas, serves approximately 1,500 wireless broadband Internet service customers and provides telex messaging services. As described further in Note 10, the adjustments were determined and the notes and shares of common stock were issued on October 25, 2007.

During the year ended June 30, 2007, the Company completed the acquisition of assets of three wireless Broadband Internet service providers. During the quarter ended September 30, 2007, in accordance with these asset purchase agreements, we adjusted the purchase price to reflect certain adjustments to the total consideration. The approximate adjusted amounts are summarized below:

	September 30,	June 30,
	2007	2007
Purchase price:
Cash	$266,000	$266,000
Assumed liabilities	65,000	72,000
Notes (net of imputed interest of $8,000)	218,000	348,000
Assumption of long term debt	100,000	100,000
Total	$649,000	$786,000

Allocation of purchase price:
Fixed assets and inventory	$120,000	$134,000
Subscriber acquisition cost	529,000	652,000
Total	$649,000	$786,000

4.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

5.	Other Assets

Other assets consist of the following:

	September 30,	June 30,
	2007	2007
Goodwill	$26,047,266	$26,047,266
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	4,313,127	4,313,127

Subscriber acquisition costs	2,790,674	1,895,893
Accumulated amortization-subscriber acquisition costs	(1,116,608)	(1,012,953)
Total subscriber acquisition costs, net	1,674,066	882,940

Deposits and other assets	49,673	27,285
Total other assets, net	$6,036,866	$5,223,352

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. From July 1, 2006 to September 30, 2006, these costs were amortized over 36 months. Amortization expense for the three months ended September 30, 2007 and 2006, was $103,657 and $67,440, respectively. As of September 30, 2007, amortization expense for the fiscal years ended June 30, 2008, 2009, 2010 and 2011 is expected to be $474,451, $457,302, $399,018 and $366,243, respectively.

6.	Income Taxes

During the three months ended September 30, 2007, the Company generated a net loss of $373,981, while for the same period ended 2006 the Company generated net income of $6,515. No provision for income taxes has been recorded for the three months ended September 30, 2007 and 2006, as the Company has net operating losses generated in the current and prior periods well in excess of the net income for the three months ended September 30, 2006. As of September 30, 2007, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.3 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1 2007, the Company adopted Financial Account Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax periods remain subject to examination by various federal, and state tax jurisdictions.

7.	Long-Term Debt

Long-term debt consists of:

	September 30,	June 30,
	2007	2007
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$5,105	$10,415
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8% (net of unamortized discount of $3,086)	38,580	38,580
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $12,294)	80,657	86,468
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $5,579)	31,916	35,534
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	-	1,839
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	150,000	150,000
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	150,000	150,000
Note payable due August 28, 2010, payable in monthly installments of $490 with interest imputed at 9% (net of unamortized discount of $2,496)	15,138	49,813
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $22,459)	96,548	100,529
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $5,496)	56,304	58,860
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $4,259)	43,638	45,618
Note payable due October 11, 2010, payable in quarterly payments of $9,068 with interest imputed at 5.5% (net of unamortized discount of $10,942)	97,874	193,281
Note payable due December 23, 2010, payable in monthly installments of $26,199 with interest imputed at 5.25% (net of unamortized discount of $79,678)	863,500	-
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	987,834	-
Line of credit due October 15, 2007, with imputed interest of prime plus 1%	25,000	-
	2,642,094	920,937
Less current portion	(880,272)	(468,480)
Total long-term debt	$1,761,822	$452,457

The Company’s long-term debt is unsecured except for approximately $1,119,423 and $227,229 as of September 30, 2007 and June 30, 2007, respectively, which is secured by certificates of deposit and certain inventory and equipment. The prime rate at September 30, 2007 and June 30, 2007 was 7.75% and 8.25%, respectively.

8.	Related Parties

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
Troy LeMaile Stovall	$7,000	$4,000
Justin McClure	7,000	3,750
John Palmer	10,265	3,750
Cynthia Ocker	13,825	-
	$38,090	$11,500

On June 15, 2007 the Company issued an unsecured Promissory Note to each of Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, for $150,000 (the “Notes”). The Notes bore interest at 11.25% per annum payable monthly. The principal was due in full on the earlier to occur of July 1, 2008 or the sale of the Series A Preferred Stock by the Company (see Note 10), subject to acceleration in certain events. The Notes were paid in full on October 17, 2007 upon the receipt by the Company of the proceeds from the sale of the shares of Series A Preferred Stock.

On October 17, 2007, the Company sold 2,889,076 shares of Series A Preferred Stock for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction, which is fully described in Note 10. Mr. Ladin and Ambassador Palmer participated in the sale as purchasers and the consideration paid by them included, in addition to cash, the cancellation of the Notes. GulfSouth, a private investment firm owned by Ambassador Palmer and of which Justin McClure, a director of the Company, is the president, also participated in the sale as a purchaser.

9.	New Accounting Pronouncements

On July 1, 2007, we adopted FIN 48 and as a result, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax years remain subject to examination by various federal and state tax jurisdictions.

10.	Subsequent Events

Series A Preferred Stock

On October 17, 2007, the Company entered into a Purchase Agreement with certain purchasers, pursuant to which the Company sold 2,889,076 shares of a newly designated Series A Preferred Stock, for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction. Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, participated in the sale as purchasers, as described in Note 8.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from date the Series A Preferred Stock is issued and payable in arrears, when and as declared by the Board, quarterly. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company has agreed to grant “piggyback” registration rights to the Purchasers.

The Company intends to use the proceeds from the issuance of the Series A Preferred Stock to continue network expansion and for general corporate purposes, including working capital and potential business opportunities.

TeleShare Communications Services, Inc.

As reported in Note 3, on October 25, 2007, the final adjustments to the TeleShare acquisition were determined and the Company and it issued a note payable for approximately $864,000 and 298,117 shares of Common Stock to the former owners of TeleShare.

TeleShare had a loan commitment under a program administered by the Rural Utilities Service of the United States Department of Agriculture (the “RUS”). Under the program administered by the RUS, TeleShare (now Internet America) has a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas. Under the terms of the RUS approval, the Company agreed to add $2 million in equity within 60 days of closing of the TeleShare acquisition, which tool place on July 27, 2007. Management has been in communication with the RUS regarding the deadline and believes that the addition of approximately $2.4 million in equity from the issuance of approximately $1.7 million of Series A Preferred Stock, and the issuance of approximately 298,000 shares of the Company’s common stock valued at approximately $750,000 upon settlement of the TeleShare escrow, will satisfy the RUS’s equity contribution requirement. Upon receipt of confirmation from the RUS that the equity raise has been met, the Company can resume borrowing on the $3 million commitment.

Acquisition

On October 31, 2007, the Company entered into an agreement to purchase the assets of a wireless broadband Internet service provider in the San Antonio area. The consideration includes a $5,000 payment and approximately $34,000 in notes payable.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP’) serving approximately 34,400 subscribers in Texas, as of September 30, 2007. Of the Company’s 34,400 total subscribers, approximately 7,5000 are wireless broadband Internet subscribers. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. In fiscal 2007, the Company continued to adjust its focus and business away from reliance on providing dialup Internet and wired broadband connectivity services in major metropolitan markets to providing wireless broadband Internet connectivity to under-served, suburban and rural markets in the southwest United States, with our initial focus in Texas markets. Our current activities are near our wireless broadband Internet operational centers in San Antonio, Stafford (an adjoining suburb of Houston), Victoria, North Dallas, and Corsicana. These operational centers provide installation, construction and repair services to their surrounding geographic areas. The rural and suburban markets that Internet America sells to are typically avoided or overlooked by Incumbent Local Exchange Carriers (“ILEC’s”) and cable television companies. The rural and suburban wireless ISP (“WISP”) industry is fragmented with ample consolidation opportunity. The Company estimates that there are up to 2,500 potential WISP acquisition candidates in the United States, including approximately 150 in Texas.

The Company continues to experience an attrition of dial-up Internet service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies.  We operate in a highly competitive market for each of our service offerings.  The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add.

The Company’s customer count for wireless broadband Internet services has increased to approximately 7,500 subscribers as of September 30, 2007. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. This growth will help to replace declining revenues due to attrition, and management believes this will allow the Company to stabilize and then begin to regain revenue and profits.

On July 27, 2007, we completed the acquisition of TeleShare Communications Services, Inc. (“TeleShare”) for $1,850,000, subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas served approximately 1,500 wireless broadband Internet service customers, had a loan commitment under a program administered by the Rural Utilities Service of the Department of Agriculture (“RUS”), and provided telex messaging services.

Under the program administered by the RUS, TeleShare (now Internet America) has a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas. We intend to continue network expansion utilizing funds under the existing borrowing facility.  Under the terms of the RUS approval, the Company agreed to add $2 million in equity within 60 days of closing, which took place on July 27, 2007.  On October 17, 2007, the Company completed an initial equity raise to a limited number of accredited investors in a private placement. Management has been in communication with the RUS regarding the deadline and believes that the addition of approximately $2.4 million in equity from the issuance of approximately $1.7 million of Series A Preferred Stock, and the issuance of approximately 298,000 shares of the Company’s common stock valued at approximately $750,000 upon settlement of the TeleShare escrow, will satisfy the RUS’s equity contribution requirement.While it is possible that the RUS could withhold its approval, management’s past experience with the RUS leads us to believe that they will cooperate with us as we complete the documentation requirements. Upon receipt of confirmation from the RUS that the equity raise has been met, the Company can resume borrowing on the $3 million commitment.

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many WISPS who need the sales, marketing, and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company is focusing on markets that enhance its geographic and strategic plans. As we have gained experience in both opening de novo markets and acquiring smaller ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and to which we can provide qualified, experienced management.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue for 2006 includes wireless equipment reseller revenues which were discontinued in March 2006.

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

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our new wireless broadband Internet networks.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth certain unaudited financial data for the three months ended September 30, 2007 and 2006. Operating results for any period are not indicative of results for any future period.

	Three Months Ended
	September 30, 2007		September 30, 2006
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,095	96.5%	$2,084	100.0%
Other	77	3.5%	-	0.0%
Total	2,172	100.0%	2,084	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,079	49.7%	992	47.6%
Sales and marketing	139	6.4%	41	2.0%
General and administrative	1,036	47.7%	830	39.8%
Provision for bad debt expense	11	0.5%	1	0.0%
Depreciation and amortization	266	12.2%	207	9.9%
Total	2,531	116.5%	2,071	99.4%
OPERATING INCOME (LOSS)	(359)	-16.5%	13	0.6%
INTEREST EXPENSE, NET	(15)	-0.7%	(6)	-0.3%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	-	0.0%
NET INCOME(LOSS)	$(374)	-17.2%	$7	0.3%
NET LOSS PER COMMON SHARE:
BASIC	$(0.03)		$-
DILUTED	$(0.03)		$-
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	12,545,871		12,508,914
DILUTED	12,545,871		12,508,914
OTHER DATA:
Subscribers at end of period (1)	34,400		38,500
EBITDA (Loss) (2)	$(93)		$220
EBITDA margin(3)	-4.3%		10.6%
CASH FLOW DATA:
Cash flow used in operations	$(144)		$(168)
Cash flow provided by (used in) investing activities	$418		$(88)
Cash flow provided by (used in) financing activities	$18		$(63)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(374)		$7
Add:
Depreciation and amortization	266		207
Interest income	(10)		(7)
Interest expense	25		13
EBITDA (2)	$(93)		$220

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

 Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (Continued)

Total revenue. Total revenue increased by $88,000, or 4.2%, to $2,172,000 for the three months ended September 30, 2007, from $2,084,000 for the three months ended September 30, 2006. The Company’s total subscriber count decreased by 4,100, or 10.6%, to 34,400 as of September 30, 2007 compared to 38,500 as of September 30, 2006. The Company’s wireless broadband Internet subscriber count increased by 4,100, or 120.6% to 7,500 as of September 30, 2007, compared to 3,400 as of September 30, 2006. Wireless broadband Internet revenue increased by $488,000 to $886,000 as of September 30, 2007 compared to $398,000 as of September 30, 2006. This increase was primarily due to the acquisition of four companies and organically growing the Company’s subscriber count through increased sales efforts. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $400,000. This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense increased by $87,000, or 8.8%, to $1,079,000 for the three months ended September 30, 2007, from $992,000 for the three months ended September 30, 2006. There was an increase in salaries and wages of approximately $54,000 to $365,000 as of September 30, 2007 compared to $311,000 as of September 30, 2006. Data and telecommunications expense increased by $63,000 to $490,000 as of September 30, 2007 compared to $427,000 as of September 30, 2006. Tower lease expense increased by $46,000 to $72,000 as of September 30, 2007 compared to $26,000 as of September 30, 2006. The increase in salaries and wages, data and telecommunications and tower leases all relate to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations. The increases in the previously discussed expenses were offset by a decrease in installation expenses of $101,000 to $76,000 as of September 30, 2007 compared to $177,000 as of September 30, 2006. The decrease was primarily due to the capitalization of customer premises equipment (CPE) that began at the beginning of this fiscal year. The remaining increase in expense of approximately $24,000 relates to contract labor for the messaging segment acquired with TeleShare.

Sales and marketing. Sales and marketing expense increased by $97,000, or 236.6%, to $138,000 for the three months ended September 30, 2007, compared to $41,000 for the three months ended September 30, 2006. Salaries and wages increased $45,000 to $77,000 as of September 30, 2007 compared to $32,000 as of September 30, 2006 and was due to the increase of our inside and outside sales force to grow the wireless broadband Internet segment of the Company’s business. Our effort to grow the wireless broadband Internet segment of our business also resulted in and increase in advertising, travel and consulting expenses by $52,000 to $60,000 as of September 30, 2007 compared to $8,000 as of September 30, 2006.

General and administrative. General and administrative expense (G&A) increased by $206,000, or 24.8%, to $1,036,000 for the three months ended September 30, 2007, from $830,000 for the three months ended September 30, 2006. Salaries and wages increased $108,000 to $494,000 as of September 30, 2007 compared to $386,000 as of September 30, 2006 and was due to an increase in administrative personnel costs to support the anticipated organic and acquisition growth of our wireless broadband Internet operations. Rent, utilities and telecommunications expenses increased by $48,000 to $239,000 as of September 30, 2007 compared to $191,000 as of September 30, 2006. The increase was due to additional office space leased resulting from recently completed acquisitions, a reclassification of telecommunications taxes and fees from connectivity and operations and the restructuring of our network communications. Travel expenses increased by $39,000 to $57,000 as of September 30, 2007 from $18,000 as of September 30, 2006 due to discussions regarding potential acquisitions. The Company issued stock options in the fiscal forth quarter of 2007 and the fiscal first quarter of 2008, which caused an increase in expenses of $18,000 as of September 30, 2007 compared to $0 as of September 30, 2006. Professional and consulting fees decreased by approximately $12,000, to $104,000 as of September 30, 2007 compared to $116,000 as of September 30, 2006. As of September 30, 2006, the Company had received lawsuit settlement income of $15,000 compared to $0 as of September 30, 2007. The remaining net decrease of $10,000 was primarily a result of various cost saving measures implemented during fiscal 2007.

Provision for bad debt expense. Provision for bad debt expense increased to $11,000 for the three months ended September 30, 2007, from $1,000 for the three months ended September 30, 2006. This increase is due primarily to the increase of our wireless subscribers. As of September 30, 2007, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $59,000, or 28.5%, to $266,000 for the three months ended September 30, 2007, from $207,000 for the three months ended September 30, 2006. The increase relates to the capitalization of CPE and the improvement of the Company’s wireless broadband Internet network as well as an increase in amortization expense due to the newly acquired companies.

Interest (expense) income, net. For the three months ended September 30, 2007 and 2006, the Company recorded net interest expense of $15,000 and $6,000, respectively. For the three months ended September 30, 2007, the interest expense increased due to the issuance of additional notes relating to newly acquired companies.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended September 30, 2007, cash used in operations was $144,000 compared to cash used in operations of $168,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, net loss plus non-cash items used cash of $79,000. Additional increases in accounts receivable, purchases of inventory, and purchase of other assets and were offset by increases of accounts payable and an increase in deferred revenue. For the three months ended September 30, 2006, net income plus non-cash items contributed $225,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory, which primarily includes modems and wireless access radios, decreased in the three months ended September 30, 2006 by approximately $94,000 due to the Company discontinuing its wireless equipment reseller business.

  Cash provided by investing activities totaled $418,000 for the three months ended September 30, 2007, which relates primarily to cash provided by the acquisition of TeleShare, offset by the deployment of new wireless broadband Internet infrastructure. Cash used in investing activities totaled $88,000 for the three months ended September 30, 2006, which relates primarily to the deployment of new wireless broadband Internet infrastructure.

Cash provided by financing activities, which totaled $18,000 for the three months ended September 30, 2007, consist of principal payments on long term-debt, offset by borrowings on RUS loan. Cash used in financing activities, which totaled $63,000 for the three months ended September 30, 2006, consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $1,075,215 at September 30, 2007 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in our legacy dial-up and metro market Internet services revenues and subscriber count may adversely affect the liquidity of the Company..

  If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks., shareholders and third parties, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

  The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not be able to identify and negotiate acquisitions of wireless broadband Internet customers and infrastructure on attractive terms or successfully integrate those acquisitions into our operations, (4) needed financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business; (9) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (13) our stock price has been volatile historically and may continue to be volatile. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC. (Registrant)

Date: 11/13/07	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 11/13/07	By:	/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc