Form 10QSB
period 2007-12-31
INTERNET AMERICA INC
filed 2008-02-14
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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
Yes ☐ No ☒

As of February 10, 2008, registrant had 16,857,031 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,597,333	$782,887
Restricted cash	6,432	-
Accounts receivable, net of allowance for uncollectible accounts of $12,192 and $6,391 as of December 31, 2007 and June 30, 2007, respectively	200,892	117,056
Inventory	505,348	282,886
Prepaid expenses and other current assets	627,627	485,074
Total current assets	6,937,632	1,667,903
PROPERTY AND EQUIPMENT—Net	1,922,830	854,580
OTHER ASSETS—Net	5,907,684	5,223,352
TOTAL	$14,768,146	$7,745,835

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$634,974	$534,253
Accrued liabilities	741,412	447,939
Deferred revenue	1,307,839	1,234,558
Current portion of long-term debt	575,578	468,480
Total current liabilities	3,259,803	2,685,230

Long-term debt	1,631,716	452,457
Minority interest in subsidiary	6,025	-
Total liabilities	4,897,544	3,137,687

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock 10% cumulative, convertible, $.01 par value: 5,000,000 shares authorized, 2,889,076 and 0 issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	28,891	-
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031 and 12,508,914 issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	168,571	125,089
Additional paid-in capital	63,513,524	57,161,980
Accumulated deficit	(53,840,384)	(52,678,921)
Total shareholders' equity	9,870,602	4,608,148
TOTAL	$14,768,146	$7,745,835

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES:
Internet services	$2,154,139	$2,001,747	$4,249,167	$4,085,723
Other	115,870	66	193,036	66
Total	2,270,009	2,001,813	4,442,203	4,085,789

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,135,915	1,037,329	2,214,479	2,029,613
Sales and marketing	172,878	53,158	311,287	94,515
General and administrative	1,443,076	744,447	2,479,244	1,573,684
Provision for bad debt expense	(5,554)	1,702	5,801	2,704
Depreciation and amortization	304,232	206,717	570,655	413,692
Total	3,050,547	2,043,353	5,581,466	4,114,208

LOSS FROM OPERATIONS	(780,538)	(41,540)	(1,139,263)	(28,419)
INTEREST EXPENSE, NET	7,148	2,468	22,595	9,075

Minority interest in loss of consolidated subsidiary	204	-	395	-

NET LOSS	$(787,482)	$(44,008)	$(1,161,463)	$(37,494)

NET LOSS PER COMMON SHARE:
BASIC	$(0.06)	$(0.00)	$(0.09)	$(0.00)
DILUTED	$(0.06)	$(0.00)	$(0.09)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,682,584	12,508,914	13,120,749	12,508,914
DILUTED	13,682,584	12,508,914	13,120,749	12,508,914

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued
INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(1,161,463)	$(37,494)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(395)	-
Depreciation and amortization	570,655	413,692
Gain on disposal of fixed assets	-	(89)
Provision for bad debt expense	5,801	2,704
Non-cash stock compensation expense	58,665	20,292
Changes in operating assets and liabilities
(net of effects of assets acquired, less liabilities assumed):
Accounts receivable	(35,546)	(22,858)
Inventory	(79,435)	132,888
Prepaid expenses and other current assets	(126,868)	(172,266)
Other assets	(22,125)	-
Other long-term liabilities	-	(37,950)
Accounts payable and accrued liabilities	180,454	(259,045)
Deferred revenue	40,301	(37,689)
Net cash (used in) provided by operating activities	(569,956)	2,185
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(442,659)	(174,985)
Change in restricted cash	(6,432)	-
Proceeds from sale of property and equipment	-	600
Cash received from acquisitions, net	655,102	-
Net cash provided by (used in) investing activities	206,011	(174,385)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,987,625	-
Net proceeds from issuance of preferred stock	1,307,183
Proceeds from issuance of long term debt	71,787	-
Principal payments under capital lease obligations	-	(31,874)
Principal payments of long-term debt	(188,204)	(58,715)
Net cash provided by (used in) financing activities	5,178,391	(90,589)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,814,446	(262,789)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	782,887	937,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,597,333	$674,612
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$56,948	$30,167

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through accounts payable	$-	$68,913
Stock issued in connection with acquisitions	$770,443	$-
Debt assumed in connection with acquisitions	$100,529	$-
Debt issued in connection with acquisitions, net	$863,500	$-
Minority interest liability	$6,420	$-
Borrowings extinguished for preferred stock	$300,000	$-

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

2. Basic and Diluted Net Earnings Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2007 and 2006. For the three and six months ended December 31, 2007 and 2006, diluted earnings per share is the same as basic earnings per share due to the net loss. During the three and six months ended December 31, 2007, options to purchase 331,141 shares of common stock were not included in the computation of diluted EPS because the effect would be anti-dilutive; 198,361 of these shares were “in the money” as of December 31, 2007. During the three and six months ended December 31, 2006, options to purchase 248,470 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2006. There were no options exercised to purchase shares of common stock during the six months ended December 31, 2007 and 2006.

3. Acquisitions

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark Ocker and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note, and subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas, serves approximately 1,500 wireless broadband Internet service customers and provides telex messaging services. On October 25, 2007, the final adjustments to the TeleShare acquisition were determined, and the Company issued a note payable for approximately $864,000 and 298,117 shares of Common Stock to the former owners of TeleShare.

TeleShare had a loan commitment under a program administered by the Rural Utilities Service of the United States Department of Agriculture (the “RUS”). Under the program administered by the RUS, Internet America assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

During the year ended June 30, 2007, the Company completed the acquisition of assets of three wireless broadband Internet service providers. During the six months ended December 31, 2007, in accordance with these asset purchase agreements, we adjusted the purchase price to reflect certain adjustments to the total consideration. The approximate adjusted amounts are summarized below:

	December 31,	June 30,
	2007	2007
Purchase price:
Cash	$266,000	$266,000
Assumed liabilities	65,000	72,000
Notes (net of imputed interest of $8,000)	218,000	348,000
Assumption of long term debt	100,000	100,000
Total	$649,000	$786,000

Allocation of purchase price:
Fixed assets and inventory	$120,000	$134,000
Subscriber acquisition cost	529,000	652,000
Total	$649,000	$786,000

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

5. Other Assets

Other assets consist of the following:

	December 31,	June 30,
	2007	2007
Goodwill	$26,047,266	$26,047,266
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	4,313,127	4,313,127

Subscriber acquisition costs	2,811,299	1,895,893
Accumulated amortization-subscriber acquisition costs	(1,246,676)	(1,012,953)
Total subscriber acquisition costs, net	1,564,623	882,940

Deposits and other assets	29,934	27,285
Total other assets, net	$5,907,684	$5,223,352

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. From July 1, 2006 to December 31, 2006, these costs were amortized over 36 months. Amortization expense for the three and six months ended December 31, 2007, was approximately $130,100 and $233,700, respectively. As of December 31, 2007, amortization expense for the fiscal years ended June 30, 2008, 2009, 2010 and 2011 is expected to be $493,849, $483,160, $424,876 and $392,167, respectively.

6. Income Taxes

During the three and six months ended December 31, 2007, the Company generated a net loss of $787,482 and $1,161,463, respectively. For the three and six months ended December 31, 2006, the Company generated a net loss of $44,008 and $ 37,494, respectively. No provision for income taxes has been recorded for the three and six months ended December 31, 2007 and 2006, as the Company has net operating losses generated in the current and prior periods well in excess of the net income for the three and six months ended December 31, 2006. As of December 31, 2007, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.5 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1 2007, the Company adopted Financial Account Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, management assessed its various income tax positions, and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax periods remain subject to examination by various federal, and state tax jurisdictions.

7. Long-Term Debt

Long-term debt consists of:

	December 31,	June 30,
	2007	2007
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$-	$10,415
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8%	-	38,580
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $10,464)	74,735	86,468
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $4,940)	31,916	35,534
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	-	1,839
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	-	150,000
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	-	150,000
Note payable due August 28, 2010, payable in monthly installments of $1,612 with interest imputed at 9% (net of unamortized discount of $1,785)	13,891	49,813
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $20,317)	92,426	100,529
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $4,605)	51,742	58,860
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $3,569)	40,101	45,618
Note payable due October 11, 2010, payable in quarterly payments of $9,068 with interest imputed at 5.5% (net of unamortized discount of $10,942)	97,874	193,281
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $79,678)	863,500	-
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	941,109	-
	2,207,294	920,937
Less current portion	(575,578)	(468,480)
Total long-term debt	$1,631,716	$452,457

The Company’s long-term debt is unsecured except for approximately $1,044,552 and $227,229 as of December 31, 2007 and June 30, 2007, respectively, which is secured by certificates of deposit and certain inventory and equipment. The prime rate at December 31, 2007 and June 30, 2007 was 7.25% and 8.25%, respectively.

8. Shareholders’ Equity

Series A Preferred Stock

On October 17, 2007, the Company entered into a Purchase Agreement (the “October Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company sold 2,889,076 shares of a newly designated Series A Preferred Stock, for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction. Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, participated in the sale as Purchasers, as described in Note 9.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from date the Series A Preferred Stock is issued and payable in arrears, when and as declared by the Board, quarterly. Cumulative dividends in arrears were approximately $35,000 at December 31, 2007. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the October Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to grant “piggyback” registration rights to the Purchasers.

The Company will use the proceeds from the issuance of the Series A Preferred Stock to continue network expansion and for general corporate purposes, including working capital and potential business opportunities.

Common Stock

On December 10, 2007, the Company, entered into a Purchase Agreement (the “December Agreement”) with The Steven G. Mihaylo Trust (the “Trust”), pursuant to which the Company sold 4,000,000 shares of Common Stock, for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000, in a privately-negotiated transaction. The December Agreement contains customary representations, warranties and indemnification provisions.

Additionally, in connection with the December Agreement, the Company amended its Rights Agreement between the Company and American Stock Transfer & Trust Company dated August 9, 2004. Prior to adoption of the amendment, the acquisition by a beneficial owner of in excess of 15% of the outstanding shares of Common Stock was an event that triggered the issuance of Common Shares to holders of rights under the Rights Agreement. The Board of Directors determined that it was in the best interest of the Company to exempt the Trust from the provisions of the Rights Agreement, with the result that no Common Shares would be issuable to the holders of the Rights upon the sale of Common Stock under the December Agreement. Further the Board approved the acquisition by the Trust of up to 25% of the outstanding Common Shares, so long as such acquisition is not made in connection with a tender or exchange offer.

In connection with the December Agreement, the Company and the Trust entered into a Registration Rights Agreement dated as of December 10, 2007, pursuant to which the Company agreed to grant “piggyback” registration rights to the Trust.

The Company will use the proceeds from the issuance of the Common Stock to continue network expansion and for general corporate purposes, including working capital and potential business opportunities.

9. Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the six months ended December 31, 2007 and 2006:

	Six Months Ended
	December 31,
	2007	2006
Troy LeMaile Stovall	$11,500	$8,250
Justin McClure	11,500	8,000
John Palmer	16,662	7,500
Steven Mihaylo	4,378	-
Cindy Ocker	56,623	-
	$100,663	$23,750

On June 15, 2007 the Company issued an unsecured Promissory Note to each of Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, for $150,000 (the “Notes”). The Notes bore interest at 11.25% per annum payable monthly. The principal was due in full on the earlier to occur of July 1, 2008 or the sale of the Series A Preferred Stock by the Company (see Note 8), subject to acceleration in certain events. The Notes were paid in full on October 17, 2007 upon the receipt by the Company of the proceeds from the sale of the shares of Series A Preferred Stock.

On October 17, 2007, the Company sold 2,889,076 shares of Series A Preferred Stock for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction, which is fully described in Note 8. Mr. Ladin and Ambassador Palmer participated in the sale as Purchasers, and the consideration paid by them included, in addition to cash, the cancellation of the Notes. GulfSouth, a private investment firm owned by Ambassador Palmer and of which Justin McClure, a director of the Company, is the president, also participated in the sale as a Purchaser.

On December 10, 2007, the Company sold 4,000,000 shares of Common Stock for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000 in a privately-negotiated transaction which is fully described in Note 8. All shares were purchased by The Steven G. Mihaylo Trust. Mr. Mihaylo is the sole trustee of that trust and is a director of the Company.

10. New Accounting Pronouncements

On July 1, 2007, the Company adopted FIN 48 and as a result, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax years remain subject to examination by various federal and state tax jurisdictions.

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

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP’) serving approximately 33,200 subscribers in Texas, as of December 31, 2007. Of the Company’s 33,200 total subscribers, approximately 7,800 are wireless broadband Internet subscribers. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. In fiscal 2007, the Company continued to adjust its focus and business away from reliance on providing dialup Internet and wired broadband connectivity services in major metropolitan markets to providing wireless broadband Internet connectivity to under-served, suburban and rural markets in the southwest United States, with our initial focus in Texas markets. Our current activities are near our wireless broadband Internet operational centers in San Antonio, Stafford (an adjoining suburb of Houston), Victoria, North Dallas, and Corsicana. These operational centers provide installation, construction and repair services to their surrounding geographic areas. The rural and suburban markets that Internet America sells to are typically avoided or overlooked by Incumbent Local Exchange Carriers (“ILEC’s”) and cable television companies. The rural and suburban wireless ISP (“WISP”) industry is fragmented with ample consolidation opportunity. The Company estimates that there are up to 2,500 potential WISP acquisition candidates in the United States, including approximately 150 in Texas.

The Company incurred net operating losses to date in fiscal 2008. A number of factors, which are more fully described in Results of Operations below, have attributed to these losses. These included the integration of four acquired entities; one time expenses related to marketing, legal fees and abandoned leases. Management believes that the synergies of providing customer support and billing services to acquired wireless Broadband customers will begin in the third quarter, now that these integrations have been completed. Additionally, Management is undertaking cost-reduction measures and expects to return the Company to EBITDA profitability on an ongoing basis by the end of the third quarter, after March 31, 2008.

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

The Company’s customer count for wireless broadband Internet services has increased to approximately 7,800 subscribers as of December 31, 2007. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. This growth will help to replace declining revenues due to attrition, and management believes this will allow the Company to stabilize and then begin to regain revenue and profits.

On July 27, 2007, we completed the acquisition of TeleShare Communications Services, Inc. (“TeleShare”) for $1,850,000, subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas served approximately 1,500 wireless broadband Internet service customers, had a loan commitment under a program administered by the Rural Utilities Service of the Department of Agriculture (“RUS”), and provided telex messaging services. Under the program administered by the RUS, the Company assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

While there is no guarantee that we will make significant or numerous acquisitions, management of the Company believes that there are many WISPS who need the sales, marketing, and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company is focusing on markets that enhance its geographic and strategic plans. As we have gained experience in both opening de novo markets and acquiring smaller ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and to which we can provide qualified, experienced management.

Our acquisition targets are typically capital constrained and have minimal marketing budgets and underutilized network capacity. Our material reduction in operating costs provided by integration into our customer care and network monitoring systems allows for expanded EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) margins and more aggressive expansion under our management. The introduction of our proven marketing programs can contribute to greater penetration in the acquired network footprint further expanding the contribution of acquired WISP’s to our EBITDA.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue for 2006 includes wireless equipment reseller revenues which were discontinued in March 2006. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007.

In March of 2006, the Company relocated its corporate headquarters to Houston from Dallas and ceased operations of its small “computer centers” which offered computer repair services in some local markets. In December 2007, the Company closed all operations at its downtown Dallas office. Due to the high percentage of corporate office space vacancies in downtown Dallas, the Company has been unable to identify a potential sub-tenant for the 19,000 square feet former headquarters. In the quarter ended December 31, 2007, the Company recorded a one time expense for the remaining rental expense of approximately $227,500 due through October 2008.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our wireless broadband Internet networks.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The following table sets forth certain unaudited financial data for the three months ended December 31, 2007 and 2006. Operating results for any period are not indicative of results for any future period.

	Three Months Ended
	December 31, 2007		December 31, 2006
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,154	94.9%	$2,002	100.0%
Other	116	5.1%	-	0.0%
Total	2,270	100.0%	2,002	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,136	50.0%	1,037	51.8%
Sales and marketing	173	7.6%	53	2.6%
General and administrative	1,443	63.6%	745	37.3%
Provision for bad debt expense	(6)	-0.3%	2	0.1%
Depreciation and amortization	304	13.3%	207	10.3%
Total	3,050	134.2%	2,044	102.1%
OPERATING LOSS	(780)	-34.2%	(42)	-2.1%
INTEREST EXPENSE, NET	(7)	-0.3%	(2)	-0.1%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	-	0.0%
NET LOSS	$(787)	-34.5%	$(44)	-2.2%
NET LOSS PER COMMON SHARE:
BASIC	$(0.06)		$(0.00)
DILUTED	$(0.06)		$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,682,584		12,508,914
DILUTED	13,682,584		12,508,914
OTHER DATA:
Subscribers at end of period (1)	33,200		37,000
EBITDA(2)	$(476)		$165
EBITDA margin(3)	-21.0%		8.2%

Reconciliation of net loss to EBITDA:
Net loss	$(787)		$(44)
Add:
Depreciation and amortization	304		207
Interest income	(24)		(7)
Interest expense	31		9
EBITDA (2)	$(476)		$165

_________
(1) A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Subscriber data is not in 000’s.

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

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006 (Continued)

Total revenue. Total revenue increased by $268,000, or 13.4%, to $2,270,000 for the three months ended December 31, 2007, from $2,002,000 for the three months ended December 31, 2006. The Company’s total subscriber count decreased by 3,800, or 10.3%, to 33,200 as of December 31, 2007 compared to 37,000 as of December 31, 2006. The Company’s wireless broadband Internet subscriber count increased by 4,000, or 105.3%, to 7,800 as of December 31, 2007, compared to 3,800 as of December 31, 2006. Wireless broadband Internet revenue increased by $478,000 to $1,036,000 as of December 31, 2007 compared to $558,000 as of December 31, 2006. This increase was primarily due to the acquisition of four companies and organically growing the Company’s subscriber count through increased sales efforts. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $210,000. This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007. Messaging revenues for the three months ended December 31, 2007 totaled $108,000.

Connectivity and operations. Connectivity and operations expense increased by $99,000, or 9.5%, to $1,136,000 for the three months ended December 31, 2007, from $1,037,000 for the three months ended December 31, 2006. There was an increase in salaries, wages and related personnel costs of approximately $45,000 to $397,000 as of December 31, 2007 compared to $352,000 as of December 31, 2006. Data and telecommunications expense increased by $53,000 to $505,000 as of December 31, 2007 compared to $452,000 as of December 31, 2006. Tower lease expense increased by $66,000 to $92,000 as of December 31, 2007 compared to $26,000 as of December 31, 2006. The increase in salaries and wages, data and telecommunications expense and tower leases all relate to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations.

The increases in the previously discussed expenses were offset by a decrease in installation expenses of $70,000 to $89,000 as of December 31, 2007 compared to $159,000 as of December 31, 2006. The decrease was primarily due to the capitalization of customer premises equipment (CPE) starting at the beginning of this fiscal year. The remaining increase in expense of approximately $6,000 relates to increase in merchant fees due to converting customers to credit card method of payment and other expenses.

Sales and marketing. Sales and marketing expense increased by $120,000, or 226.4%, to $173,000 for the three months ended December 31, 2007, compared to $53,000 for the three months ended December 31, 2006. Salaries and wages increased $76,000 to $117,000 as of December 31, 2007 compared to $41,000 as of December 31, 2006 and was due to the added personnel for the expansion of the wireless broadband Internet segment of the Company’s business. Our effort to grow the wireless broadband Internet segment of our business also resulted in an increase in advertising, travel and consulting expenses by $44,000 to $56,000 as of December 31, 2007 compared to $12,000 as of December 31, 2006. Approximately $50,000 of this advertising was incurred during our initial launch of reselling municipal Wi-Fi in Corpus Christi, which is a non-recurring expense.

General and administrative. General and administrative expense (G&A) increased by $699,000, or 93.9%, to $1,443,000 for the three months ended December 31, 2007, from $744,000 for the three months ended December 31, 2006. Salaries and wages increased $140,000 to $529,000 as of December 31, 2007 compared to $389,000 as of December 31, 2006 and was due to an increase in administrative personnel costs to support the anticipated organic and acquisition growth of our wireless broadband Internet operations.

Rent, utilities and telecommunications expenses increased by $291,000 to $464,000 as of December 31, 2007 compared to $173,000 as of December 31, 2006. In December 2007, the Company closed all operations at its downtown Dallas office. Due to the high percentage of corporate office space vacancies in downtown Dallas, the Company has been unable to identify a potential sub-tenant for the 19,000 square feet former headquarters. In the quarter ended December 31, 2007, the Company recorded a one time expense for the remaining rental expense of approximately $227,500 due through October 2008. The remaining increase was due to additional office space leased resulting from recently completed acquisitions, a reclassification of telecommunications taxes and fees from connectivity and operations and the restructuring of our network communications.

Travel expenses increased by $26,000 to $45,000 as of December 31, 2007 from $19,000 as of December 31, 2006 due to travel required to investigate and negotiate potential acquisitions and increased travel by wireless field operations managers. The Company issued stock options in the fiscal fourth quarter of 2007 and the fiscal first quarter of 2008, which caused an increase in expenses of $32,000 to $55,000 as of December 31, 2007 compared to $23,000 as of December 31, 2006. Professional and consulting fees increased by approximately $190,000, to $258,000 as of December 31, 2007 compared to $68,000 as of December 31, 2006 primarily due to expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 totaling approximately $83,000 for the three months ended December 31, 2007. Additionally the Company expensed in legal fees $38,000 related to ongoing litigation against a former landlord, in which the Company is the plaintiff. The remaining net increase of $19,000 in G&A was primarily the result of an increase in insurance and property taxes after acquiring TeleShare.

Provision for bad debt expense. Provision for bad debt expense decreased by $8,000 for the three months ended December 31, 2007, from $2,000 for the three months ended December 31, 2006. This decrease is due primarily to an increase in the first quarter of fiscal 2008 due to the transition of accounts receivable of recently acquired subscribers. As of December 31, 2007, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $97,000, or 46.9%, to $304,000 for the three months ended December 31, 2007, from $207,000 for the three months ended December 31, 2006. The increase relates to the capitalization of CPE and the improvement of the Company’s wireless broadband Internet network as well as an increase in amortization expense due to the newly acquired companies.

Interest expense, net. For the three months ended December 31, 2007 and 2006, the Company recorded net interest expense of $7,000 and $2,000, respectively. For the three months ended December 31, 2007, the interest expense increased due to the issuance of additional notes relating to newly acquired companies.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

The following table sets forth certain unaudited financial data for the six months ended December 31, 2007 and 2006. Operating results for any period are not indicative of results for any future period.

	Six Months Ended
	December 31, 2007		December 31, 2006
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$4,249	95.7%	$4,086	100.0%
Other	193	4.3%	-	0.0%
Total	4,442	100.0%	4,086	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,214	49.8%	2,030	49.7%
Sales and marketing	311	7.0%	95	2.3%
General and administrative	2,479	55.8%	1,573	38.5%
Provision for bad debt expense	6	0.1%	3	0.1%
Depreciation and amortization	571	12.9%	413	10.1%
Total	5,581	125.6%	4,114	100.7%
OPERATING LOSS	(1,139)	-25.6%	(28)	-0.7%
INTEREST EXPENSE, NET	(23)	-0.5%	(9)	-0.2%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	-	0.0%
NET LOSS	$(1,162)	-26.1%	$(37)	-0.9%
NET LOSS PER COMMON SHARE:
BASIC	$(0.09)		$(0.00)
DILUTED	$(0.09)		$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,120,749		12,508,914
DILUTED	13,120,749		12,508,914
OTHER DATA:
Subscribers at end of period (1)	33,200		37,000
EBITDA(2)	$(568)		$385
EBITDA margin(3)	-12.8%		9.4%
CASH FLOW DATA:
Cash flow used in operations	$(570)		$(2)
Cash flow provided by (used in) investing activities	$206		$(174)
Cash flow provided by (used in) financing activities	$5,178		$(91)
Reconciliation of net loss to EBITDA:
Net loss	$(1,162)		$(37)
Add:
Depreciation and amortization	571		413
Interest income	(34)		(13)
Interest expense	57		22
EBITDA (2)	$(568)		$385

_________
(1) A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Subscriber data is not in 000’s.

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

 Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006 (Continued)

Total revenue. Total revenue increased by $356,000, or 8.7%, to $4,442,000 for the six months ended December 31, 2007, from $4,086,000 for the six months ended December 31, 2006. The Company’s total subscriber count decreased by 3,800, or 10.3%, to 33,200 as of December 31, 2007 compared to 37,000 as of December 31, 2006. The Company’s wireless broadband Internet subscriber count increased by 4,000, or 105.3%, to 7,800 as of December 31, 2007, compared to 3,800 as of December 31, 2006. Wireless broadband Internet revenue increased by $966,000 to $1,921,000 as of December 31, 2007 compared to $955,000 as of December 31, 2006. This increase was primarily due to the acquisition of four companies and organically growing the Company’s subscriber count through increased sales efforts. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and commercial services related revenue of $610,000. This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007, which totaled $178,000 for the six months ended December 31, 2007.

Connectivity and operations. Connectivity and operations expense increased by $184,000, or 9.1%, to $2,214,000 for the six months ended December 31, 2007, from $2,030,000 for the six months ended December 31, 2006. There was an increase in salaries and wages of approximately $94,000 to $757,000 as of December 31, 2007 compared to $663,000 as of December 31, 2006. Data and telecommunications expense increased by $120,000 to $996,000 as of December 31, 2007 compared to $876,000 as of December 31, 2006. Tower lease expense increased by $111,000 to $164,000 as of December 31, 2007 compared to $53,000 as of December 31, 2006. The increase in salaries and wages, data and telecommunications expenses and tower leases all relate to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations.

The increases in the previously discussed expenses were offset by a decrease in installation expenses of $148,000 to $190,000 as of December 31, 2007 compared to $338,000 as of December 31, 2006. The decrease was primarily due to the capitalization of customer premises equipment (CPE) starting at the beginning of this fiscal year. The remaining increase in expense of approximately $7,000 primarily relates to the increase in merchant fees due to converting customers to credit card method of payment.

Sales and marketing. Sales and marketing expense increased by $216,000, or 227.4%, to $311,000 for the six months ended December 31, 2007, compared to $95,000 for the six months ended December 31, 2006. Salaries and wages increased $120,000 to $196,000 as of December 31, 2007 compared to $76,000 as of December 31, 2006 and was due to the increase of our inside and outside sales force to grow the wireless broadband Internet segment of the Company’s business. Our effort to grow the wireless broadband Internet segment of our business also resulted in an increase in advertising, travel and consulting expenses by $96,000 to $116,000 as of December 31, 2007 compared to $20,000 as of December 31, 2006. Approximately $50,000 of this advertising was incurred during our initial launch of reselling municipal Wi-Fi in Corpus Christi, which is a non-recurring expense.

General and administrative. G&A increased by $905,000, or 57.4%, to $2,479,000 for the six months ended December 31, 2007, from $1,574,000 for the six months ended December 31, 2006. Salaries and wages increased $245,000 to $1,025,000 as of December 31, 2007 compared to $780,000 as of December 31, 2006 and was due to an increase in administrative personnel costs to support the anticipated organic and acquisition growth of our wireless broadband Internet operations.

Rent, utilities and telecommunications expenses increased by $337,000 to $703,000 as of December 31, 2007 compared to $366,000 as of December 31, 2006. In December 2007, the Company closed all operations at its downtown Dallas office. Due to the high percentage of corporate office space vacancies in downtown Dallas, the Company has been unable to identify a potential sub-tenant for the 19,000 square feet former headquarters. In the quarter ended December 31, 2007, the Company recorded a one time expense for the remaining rental expense of approximately $227,500 due through October 2008. The remaining increase was due to additional office space leased resulting from recently completed acquisitions, a reclassification of telecommunications taxes and fees from connectivity and operations and the restructuring of our network communications. Travel expenses increased by $69,000 to $106,000 as of December 31, 2007 from $37,000 as of December 31, 2006 due to travel required to investigate and negotiate potential acquisitions and increased travel by wireless field operations managers.

The Company issued stock options in the fiscal fourth quarter of 2007 and the fiscal first quarter of 2008, which caused an increase in expenses of $38,000 to $58,000 as of December 31, 2007 compared to $20,000 as of December 31, 2006. Professional and consulting fees increased by approximately $189,000, to $395,000 as of December 31, 2007 compared to $206,000 as of December 31, 2006 primarily due to expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 totaling approximately $121,000 for the six months ended December 31, 2007. Additionally the Company expensed in legal fees $38,000 related to ongoing litigation against a former landlord, in which the Company is the plaintiff. As of December 31, 2006, the Company had received lawsuit settlement income of $15,000 compared to $0 as of December 31, 2007. Property taxes and insurance expenses increased by $17,000 to $74,000 as of December 31, 2007 from $57,000 as of December 31, 2006 due primarily to the acquisition of TeleShare. The remaining net decrease of $4,000 was primarily a result of various cost saving measures implemented during fiscal 2007.

Provision for bad debt expense. Provision for bad debt expense increased by $3,000, or 100%, to $6,000 for the six months ended December 31, 2007, from $3,000 for the six months ended December 31, 2006. This increase is due primarily to the increase in revenues. As of December 31, 2007, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $157,000, or 37.9%, to $571,000 for the six months ended December 31, 2007, from $414,000 for the six months ended December 31, 2006. The increase relates to the capitalization of CPE and the improvement of the Company’s wireless broadband Internet network as well as an increase in amortization expense due to the newly acquired companies.

Interest expense, net. For the six months ended December 31, 2007 and 2006, the Company recorded net interest expense of $23,000 and $9,000, respectively. For the six months ended December 31, 2007, the interest expense increased due to the issuance of additional notes relating to newly acquired companies.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2007, cash used in operations was $570,000 compared to cash provided by operations of $2,000 for the six months ended December 31, 2006. For the six months ended December 31, 2007, net loss plus non-cash items used cash of $527,000. Additional decreases in accounts receivable, purchases of inventory, and purchase of other assets were offset by increases of accounts payable and an increase in deferred revenue. For the six months ended December 31, 2006, net loss plus non-cash items contributed $399,000 in cash which was then provided primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory, which primarily includes modems and wireless access radios, decreased in the six months ended December 31, 2006 by approximately $133,000 due to the Company discontinuing its wireless equipment reseller business.

  Cash provided by investing activities totaled $206,000 for the six months ended December 31, 2007, which relates primarily to approximately $655,000 in cash provided by the acquisition of TeleShare, offset primarily by the deployment of new wireless broadband Internet infrastructure of approximately $443,000. Cash used in investing activities totaled $174,000 for the six months ended December 31, 2006, which relates primarily to the deployment of new wireless broadband Internet infrastructure.

Cash provided by financing activities, which totaled $5,178,000 for the six months ended December 31, 2007, consists of the issuance of common and preferred stock resulted in net proceeds of $5,295,000, offset by principal payments on long term-debt and borrowings on the RUS loan. Cash used in financing activities, which totaled $91,000 for the six months ended December 31, 2006, consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $5,597,333 at December 31, 2007 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in our legacy dial-up and metro market Internet services revenues and subscriber count may adversely affect the liquidity of the Company.

  If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2007, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the Current Reports on Form 8-K of the Company filed October 23, 2007 and December 11, 2007 for more details on the sales by the Company of unregistered equity securities in the quarter ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on December 19, 2007, at which meeting the stockholders voted on proposals to: (1) re-elect. Justin McClure as a director, (2) ratify the selection of Pannell Kerr Forster of Texas, P.C. (“PKF”) to audit its fiscal year 2007 financial statements, and (3) ratify the 2007 Stock Option Plan. The voting results for each proposal submitted to a vote are listed below

Election of Director

The sole nominee, Mr. McClure, was elected to another three year term. Results of voting were as follows: 14,481,848 votes for and 332,888 votes withheld.

Ratification of PKF as Company Auditors

Voting results for ratifying PKF were as follows: 14,569,702 for; 227,130 against and 17,904 abstain.

2007 Stock Option Plan
Voting results for the 2007 Stock Option Plan were as follows: 8,031,887 for; 703,893 against; 10,750 abstain; and 6,068,206 non-votes.

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

INTERNET AMERICA, INC.
(Registrant)

Date: 02/14/07	By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 02/14/07	By:	/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc