Form 10QSB
period 2008-03-31
INTERNET AMERICA INC
filed 2008-05-14
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ☐ No ☒

As of May 09, 2008, registrant had 16,857,031 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,433,442	$782,887
Restricted cash	6,432	-
Accounts receivable, net of allowance for uncollectible accounts of $11,775 and $6,391 as of March 31, 2008 and June 30, 2007, respectively	213,686	117,056
Inventory	328,128	282,886
Prepaid expenses and other current assets	654,622	485,074
Total current assets	5,636,310	1,667,903

Property and equipment, net	2,380,255	854,580
Goodwill, net	4,313,127	4,313,127
Subscriber acquisition costs, net	1,441,115	882,940
Other assets, net	34,934	27,285
TOTAL	$13,805,741	$7,745,835

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$303,396	$534,253
Accrued liabilities	643,708	447,939
Deferred revenue	1,344,615	1,234,558
Current portion of long-term debt	617,377	468,480
Total current liabilities	2,909,096	2,685,230

Long-term debt	1,471,710	452,457
Minority interest in subsidiary	5,632	-
Total liabilities	4,386,438	3,137,687

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, 10% cumulative, convertible, $.01 par value: 5,000,000 shares authorized, 2,889,076 and 0 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	28,891	-
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031 and 12,508,914 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	168,571	125,089
Additional paid-in capital	63,547,070	57,161,980
Accumulated deficit	(54,325,229)	(52,678,921)
Total shareholders' equity	9,419,303	4,608,148
TOTAL	$13,805,741	$7,745,835

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES:
Internet services	$2,173,992	$1,971,684	$6,423,159	$6,057,407
Other	102,183	-	295,219	66
Total	2,276,175	1,971,684	6,718,378	6,057,473

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,513,966	1,242,352	4,360,372	3,734,050
Sales and marketing	117,055	60,918	428,342	155,433
General and administrative	828,618	524,194	2,675,935	1,635,792
Provision for bad debt expense	(418)	2,875	5,383	5,579
Depreciation and amortization	297,318	203,917	867,973	617,609
Total	2,756,539	2,034,256	8,338,005	6,148,463

LOSS FROM OPERATIONS	(480,364)	(62,572)	(1,619,627)	(90,990)
INTEREST EXPENSE, NET	4,874	302	27,469	9,377

Minority interest in loss of consolidated subsidiary	393	-	788	-

NET LOSS	$(484,845)	$(62,874)	$(1,646,308)	$(100,367)

NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.01)	$(0.11)	$(0.01)
DILUTED	$(0.03)	$(0.01)	$(0.11)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,857,031	12,508,914	14,357,119	12,508,914
DILUTED	16,857,031	12,508,914	14,357,119	12,508,914

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,646,308)	$(100,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(788)	-
Depreciation and amortization	867,973	617,609
Gain on disposal of fixed assets	-	(89)
Provision for bad debt expense	5,383	5,579
Non-cash stock compensation expense	92,211	30,438
Changes in operating assets and liabilities (net of effects of assets acquired, less liabilities assumed):
Accounts receivable	(32,794)	9,539
Inventory	97,785	100,945
Prepaid expenses and other current assets	(153,863)	(166,636)
Other assets	(33,850)	-
Other long-term liabilities	-	(47,320)
Accounts payable and accrued liabilities	(248,828)	(352,782)
Deferred revenue	77,077	(25,610)
Net cash (used in) provided by operating activities	(976,002)	71,306
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,067,168)	(219,258)
Change in restricted cash	(6,432)	-
Proceeds from sale of property and equipment	-	600
Cash received from acquisitions	655,102	-
Net cash used in investing activities	(418,498)	(218,658)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,987,625	-
Net proceeds from issuance of preferred stock	1,307,183
Proceeds from issuance of long term debt	71,787	-
Principal payments under capital lease obligations	-	(44,949)
Principal payments of long-term debt	(321,540)	(73,941)
Net cash provided by (used in) financing activities	5,045,055	(118,890)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,650,555	(266,242)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	782,887	937,401
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,433,442	$671,159
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$88,155	$17,744

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$770,443	$-
Debt assumed in connection with acquisitions	$100,529	$-
Debt issued in connection with acquisitions, net	$863,500	$-
Minority interest	$5,632	$-
Borrowings extinguished for preferred stock	$300,000	$-

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

2.	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. These classifications had no effect on 2007 net loss or shareholders’ equity.

3.	Basic and Diluted Net Earnings Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2008 and 2007. For the three and nine months ended March 31, 2008 and 2007, diluted earnings per share is the same as basic earnings per share due to the net loss. During the three and nine months ended March 31, 2008, options to purchase 572,288 shares of common stock were not included in the computation of diluted EPS because the effect would be anti-dilutive; 412,972 of these shares were “in the money” as of March 31, 2008. During the three and nine months ended March 31, 2007, options to purchase 195,597 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of March 31, 2007. There were no options exercised to purchase shares of common stock during the nine months ended March 31, 2008 and 2007.

4.	Acquisitions

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

4.	Acquisitions (continued)

During the year ended June 30, 2007, the Company completed the acquisition of assets of three wireless broadband Internet service providers. During the nine months ended March 31, 2008, in accordance with these asset purchase agreements, the Company adjusted the purchase price to reflect certain adjustments to the total consideration. The approximate adjusted amounts are summarized below:

	March 31,	June 30,
	2008	2007
Purchase price:
Cash	$266,000	$266,000
Assumed liabilities	65,000	72,000
Notes (net of imputed interest of $8,000)	218,000	348,000
Assumption of long term debt	100,000	100,000
Total	$649,000	$786,000

Allocation of purchase price:
Fixed assets and inventory	$120,000	$134,000
Subscriber acquisition cost	529,000	652,000
Total	$649,000	$786,000

5.	Use of estimates

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

6.	Goodwill, net and Subscriber Acquisition Costs, net

The carrying value of these assets at March 31, 2008 and June 30, 2007 is as follows:

	March 31,	June 30,
	2008	2007
Goodwill	$26,047,266	$26,047,266
Accumulated amortization-goodwill	(21,734,139)	(21,734,139)
Total goodwill, net	$4,313,127	$4,313,127

Subscriber acquisition costs	$2,818,027	$1,895,893
Accumulated amortization-subscriber acquisition costs	(1,376,912)	(1,012,953)
Total subscriber acquisition costs, net	$1,441,115	$882,940

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. From July 1, 2006 to December 31, 2006, these costs were amortized over 36 months. Amortization expense for the three and nine months ended March 31, 2008 was approximately $130,200 and $364,000, respectively. As of March 31, 2008, amortization expense for the fiscal years ended June 30, 2008, 2009, 2010 and 2011 is expected to be approximately $495,000, $485,000 $427,000 and $394,000, respectively.

7.	Income Taxes

During the three and nine months ended March 31, 2008, the Company generated a net loss of $484,845 and $1,646,308, respectively. For the three and nine months ended March 31, 2007, the Company generated a net loss of $62,874 and $100,367, respectively. No provision for income taxes has been recorded for the three and nine months ended March 31, 2008 and 2007, as the Company has net operating losses generated in the current and prior periods well in excess of the net income for the three and nine months ended March 31, 2007. As of March 31, 2008, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $12.8 million. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1, 2007, the Company adopted Financial Account Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, management assessed its various income tax positions, and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax periods remain subject to examination by various federal, and state tax jurisdictions.

8.	Long-Term Debt

Long-term debt consists of:

	March 31,	June 30,
	2008	2007
Note payable due November 15, 2007, payable in monthly installments of $1,825, bearing interest at prime plus 3%	$-	$10,415
Note payable due September 22, 2007, payable in annual installments of $41,667 with interest imputed at 8%	-	38,580
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $8,769)	68,679	86,468
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $4,419)	23,106	35,534
Credit card line of credit advance, payable on demand, bearing interest at prime plus 6.5%	-	1,839
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	-	150,000
Note payable due June 30, 2008 payable in an annual installment of $150,000 with interest at 11.25%	-	150,000
Note payable due August 28, 2010, payable in monthly installments of $1,033 beginning October 2008 with interest imputed at 5% (net of unamortized discount of $642)	22,813	49,813
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $18,269)	88,210	100,529
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $3,790)	47,105	58,860
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $2,937)	36,507	45,618
Note payable due October 11, 2010, payable in quarterly payments of $9,068 with interest imputed at 5.5% (net of unamortized discount of $7,795)	91,953	193,281
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $61,146), partially secured by CDs of $667,825	803,434	-
Note payable due February 12, 2009, payable in monthly payments of $1,261 with zero interest imputed.	13,867	-
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	893,413	-
	2,089,087	920,937
Less current portion	(617,377)	(468,480)
Long-term debt	$1,471,710	$452,457

The Company’s long-term debt is unsecured except for approximately $1,740,941 and $227,229 as of March 31, 2008 and June 30, 2007, respectively, which is secured by certain inventory and equipment. The prime rate at March 31, 2008 and June 30, 2007 was 5.25% and 8.25%, respectively.

9.	Shareholders’ Equity

Series A Preferred Stock

On October 17, 2007, the Company entered into a Purchase Agreement (the “October Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company sold 2,889,076 shares of a newly designated Series A Preferred Stock, for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction. Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, participated in the sale as Purchasers, as described in Note 10.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from the date the Series A Preferred Stock is issued and payable in arrears, when and as declared by the Board, quarterly. Cumulative dividends in arrears were approximately $76,500 at March 31, 2008. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the October Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to grant “piggyback” registration rights to the Purchasers.

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

10.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the nine months ended March 31, 2008 and 2007:

	Nine Months Ended
	March 31,
	2008	2007
Troy LeMaile Stovall	$15,250	$12,250
Justin McClure	15,250	12,000
John Palmer	20,161	11,250
Steven Mihaylo	8,656	-
Cynthia Ocker	155,634	-
	$214,951	$35,500

On June 15, 2007 the Company issued an unsecured Promissory Note to each of Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, for $150,000 (the “Notes”). The Notes bore interest at 11.25% per annum payable monthly. The principal was due in full on the earlier to occur of July 1, 2008 or the sale of the Series A Preferred Stock by the Company (see Note 9), subject to acceleration in certain events. The Notes were paid in full on October 17, 2007 upon the receipt by the Company of the proceeds from the sale of the shares of Series A Preferred Stock.

On October 17, 2007, the Company sold 2,889,076 shares of Series A Preferred Stock for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction, which is fully described in Note 9. Mr. Ladin and Ambassador Palmer participated in the sale as Purchasers, and the consideration paid by them included, in addition to cash, the cancellation of the Notes. GulfSouth, a private investment firm owned by Ambassador Palmer and of which Justin McClure, a director of the Company, is the president, also participated in the sale as a Purchaser.

On December 10, 2007, the Company sold 4,000,000 shares of Common Stock for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000 in a privately-negotiated transaction which is fully described in Note 9. All shares were purchased by The Steven G. Mihaylo Trust. Mr. Mihaylo is the sole trustee of that trust and is a director of the Company.

11.	New Accounting Pronouncements

On July 1, 2007, the Company adopted FIN 48, and as a result management assessed its various income tax positions, and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax years remain subject to examination by various federal and state tax jurisdictions.

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

Overview

Internet America, Inc. (the “Company”) is an Internet service provider (“ISP’) serving approximately 31,800 subscribers in Texas, as of March 31, 2008. Of the Company’s 31,800 total subscribers, approximately 8,100 customer accounts are wireless broadband Internet subscribers. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. In fiscal 2007, the Company continued to adjust its focus and business away from reliance on providing dialup Internet and wired broadband connectivity services in major metropolitan markets to providing wireless broadband Internet connectivity to under-served, suburban and rural markets in the southwest United States, with our initial focus in Texas markets. Our current activities are near our wireless broadband Internet operational centers in San Antonio, Stafford (an adjoining suburb of Houston), Victoria, North Dallas, and Corsicana. These operational centers provide installation, construction and repair services to their surrounding geographic areas. The rural and suburban markets that Internet America sells to are typically avoided or overlooked by Incumbent Local Exchange Carriers (“ILEC’s”) and cable television companies. The rural and suburban wireless ISP (“WISP”) industry is fragmented with ample consolidation opportunity. The Company estimates that there are up to 2,500 potential WISP acquisition candidates in the United States, including approximately 150 in Texas.

The Company has incurred net operating losses to date in fiscal 2008. A number of factors, which are more fully described in Results of Operations below, have attributed to these losses. These include the integration of four acquired entities, one time expenses related to employee quality training, marketing, legal fees and abandoned leases. Management believes that the synergies of providing customer support and billing services to acquired wireless Broadband customers will continue in the fourth quarter, now that these integrations have been completed. Additionally, management is engaged in cost-reduction measures and will continue these measures on an ongoing basis with the goal of returning the Company to net operating profits during fiscal 2009.

During the quarter ended March 31, 2008 the Company invested approximately $51,000 in college-level management training for employees. The training focused on building quality into all aspects of our operation by making employees active and enthusiastic partners in the enterprise, rather than creating controls and procedures that simply hassle employees without producing results. This training continued in the fourth quarter, and management invested an additional $42,000 in April 2008, for a total of $93,000 in direct costs to complete the training of all managers. Management believes that this was an important investment in the organization and that the principles learned will allow employees to be more productive, allowing us to expand without incremental increases in head-count and related costs, which will contribute to our ability to acquire and retain customers and become profitable.

The Company continues to experience an attrition of dial-up Internet service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies.  We operate in a highly competitive market for each of our service offerings.  The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add, primarily in our dial-up and DSL offerings.

The Company’s customer count for wireless broadband Internet services has increased to approximately 8,100 subscribers as of March 31, 2008. Management believes that we are poised for additional growth as we have targeted areas where competition is less intense and demand for Internet connectivity may be under-served. This growth will help to replace declining revenues due to attrition in our dial-up services, and management believes this will allow the Company to stabilize and then begin to increase revenue and profits. During the quarter, the Company embarked on a program to upgrade and expand areas where our network has been experiencing congestion due to the bandwidth demands created by the growth of our customer base. Total capital expenditures for improvements and repairs during the quarter totaled $522,000 and fiscal year to date related capital expenditures totaled $718,000. During this upgrade process, we have restricted the addition of new wireless customers to certain areas of the network until the capacity can be expanded to meet the demand and provide quality service to our customers.  We have and may continue to experience a reduction in the rate of growth of the Company’s wireless customer count during the period in which the improvements are being made.

On July 27, 2007 we completed the acquisition of TeleShare Communications Services, Inc. (“TeleShare”) for $1,850,000, subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas served approximately 1,500 wireless broadband Internet service customers, had a loan commitment under a program administered by the Rural Utilities Service of the Department of Agriculture (“RUS”), and provided telex messaging services. Under the program administered by the RUS, the Company assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

The Company’s customer count for wireless broadband Internet services was increased primarily through acquisitions of smaller WISP’s during the first quarter. Since then, we have focused on the integration and simplification of our systems and system upgrades for existing customers. We will continue our efforts to further standardize our systems and continue to document our process for integration of smaller WISP’s so that we may more rapidly and cost-effectively integrate future acquisitions. We may not complete additional acquisitions in the fourth quarter and beyond, until these initiatives are complete. Additionally there is no guarantee that we will make significant or numerous acquisitions, management of the Company believes that there are many WISP'S who need the sales, marketing, and management experience that Internet America offers and who also need access to the systems and capital that will be necessary to grow their businesses. The Company is focusing on markets that enhance its geographic and strategic plans. As we have gained experience in both opening de novo markets and acquiring smaller ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and to which we can provide qualified, experienced management.

Our acquisition targets are typically capital constrained and have minimal marketing budgets and underutilized network capacity. Our material reduction in operating costs and simplification provided by integration into our customer care and network monitoring systems allows for expanded EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) margins and more aggressive expansion under our management. The introduction of our proven marketing programs can contribute to greater penetration in the acquired network footprint further expanding the contribution of acquired WISP’s to our EBITDA.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth certain unaudited financial data for the three months ended March 31, 2008 and 2007. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Three Months Ended
	March 31, 2008		March 31, 2007
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$2,174	95.5%	$1,972	100.0%
Other	102	4.5%	-	0.0%
Total	2,276	100.0%	1,972	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,514	66.5%	1,243	63.0%
Sales and marketing	117	5.1%	61	3.1%
General and administrative	829	36.4%	524	26.6%
Provision for bad debt expense	(1)	0.0%	3	0.2%
Depreciation and amortization	297	13.0%	204	10.3%
Total	2,756	121.0%	2,035	103.2%
OPERATING LOSS	(480)	(21.0)%	(63)	(3.2)%
INTEREST EXPENSE, NET	(5)	(0.2)%	-	0.0%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	-	0.0%
NET LOSS	$(485)	(21.2)%	$(63)	(3.2)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.03)		$(0.01)
DILUTED	$(0.03)		$(0.01)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,857,031		12,508,914
DILUTED	16,857,031		12,508,914
OTHER DATA:
Subscribers at end of period (1)	31,800		34,000
EBITDA(2)	$(183)		$141
EBITDA margin(3)	-8.0%		7.0%

Reconciliation of net loss to EBITDA:
Net loss	$(485)		$(63)
Add:
Depreciation and amortization	297		204
Interest expense, net	5		-
EBITDA (2)	$(183)		$141

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

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

Total revenue. Total revenue increased by $304,000, or 15.4%, to $2,276,000 for the three months ended March 31, 2008, from $1,972,000 for the three months ended March 31, 2007. The Company’s total subscriber count decreased by 2,200, or 6.5%, to 31,800 as of March 31, 2008 compared to 34,000 as of March 31, 2007. The Company’s wireless broadband Internet subscriber count increased by 3,900, or 92.9%, to 8,100 as of March 31, 2008, compared to 4,200 as of March 31, 2007. Wireless broadband Internet revenue increased by $523,000 to $1,117,000 as of March 31, 2008 compared to $594,000 as of March 31, 2007. This increase was primarily due to the acquisition of four companies and organically growing the Company’s subscriber count through increased sales efforts. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $219,000. This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007. Messaging revenues for the three months ended March 31, 2008 totaled $102,000.

Connectivity and operations. Connectivity and operations expense increased by $271,000, or 21.8%, to $1,514,000 for the three months ended March 31, 2008, from $1,243,000 for the three months ended March 31, 2007. There was an increase in salaries, wages and related personnel costs of approximately $151,000 to $658,000 as of March 31, 2008 compared to $507,000 as of March 31, 2007. Installation and service call expenses increased by $56,000 to $212,000 as of March 31, 2008 compared to $156,000 as of March 31, 2007. Data and telecommunications expense decreased by $33,000 to $457,000 as of March 31, 2008 compared to $490,000 as of March 31, 2007 due to lower cost for dial up customers offset by increases in bandwidth costs for wireless customers. Tower lease expense increased by $69,000 to $99,000 as of March 31, 2008 compared to $30,000 as of March 31, 2007. The increase in salaries and wages, data and certain telecommunications expense and tower leases all relate to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations.

Management has reclassified certain expenses related to field personnel and travel costs for our wireless Broadband operations that were previously presented as general and administrative costs. Cost for previous quarters have also been reclassified. These changes do not affect total net loss reported.

Sales and marketing. Sales and marketing expense increased by $56,000, or 91.8%, to $117,000 for the three months ended March 31, 2008, compared to $61,000 for the three months ended March 31, 2007. Salaries and wages increased $66,000 to $104,000 as of March 31, 2008 compared to $38,000 as of March 31, 2007 due to the added personnel for the expansion of the wireless broadband Internet segment of the Company’s business. The Company spent $14,000 in advertising, travel and consulting expenses as of March 31, 2008 compared to $23,000 as of March 31, 2007 in our effort to grow the wireless broadband Internet segment of our business.

General and administrative. General and administrative expense (G&A) increased by $305,000, or 58.2%, to $829,000 for the three months ended March 31, 2008, from $524,000 for the three months ended March 31, 2007. Salaries and wages increased $162,000 to $318,000 as of March 31, 2008 compared to $156,000 as of March 31, 2007 due to an increase in administrative personnel costs to support the anticipated organic and acquisition growth of our wireless broadband Internet operations. During the quarter ended March 31, 2008, the Company invested approximately $51,000 in college-level management training for employees which was a one time increase to G&A expense. This training continued in the fourth quarter, and management invested an additional $42,000 in April 2008 to complete the training of all managers.

Rent and utilities expenses decreased by $56,000 to $76,000 as of March 31, 2008 compared to $132,000 as of March 31, 2007. In December 2007, the Company closed all operations at its downtown Dallas office. Due to the high percentage of corporate office space vacancies in downtown Dallas, the Company has been unable to identify a potential sub-tenant for the 19,000 square feet former headquarters. In the quarter ended December 31, 2007, the Company recorded a one time expense for the remaining rental expense of approximately $227,500 due through October 2008. This decrease was partially offset by additional office space leased resulting from recently completed acquisitions.

The Company issued stock options in the fiscal fourth quarter of 2007 and the fiscal first quarter of 2008, which caused an increase in expenses of $26,000 to $48,000 as of March 31, 2008 compared to $22,000 as of March 31, 2007. Professional and consulting fees increased by approximately $99,000, to $178,000 as of March 31, 2008 compared to $79,000 as of March 31, 2007 primarily due to expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 totaling approximately $114,000 for the three months ended March 31, 2008. The remaining net increase of $23,000 in G&A was primarily the result of an increase in property and telecom taxes after acquiring TeleShare.

Provision for bad debt expense. Provision for bad debt expense decreased by $4,000 for the three months ended March 31, 2008, from $3,000 for the three months ended March 31, 2007. This decrease is due primarily to an increase in recoveries due to the transition of accounts receivable of recently acquired subscribers. As of March 31, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $93,000, or 45.6%, to $297,000 for the three months ended March 31, 2008, from $204,000 for the three months ended March 31, 2007. The increase relates to the capitalization of customer premises equipment (CPE) and the improvement of the Company’s wireless broadband Internet network as well as an increase in amortization expense due to the newly acquired companies.

Interest expense, net. For the three months ended March 31, 2008 and 2007, the Company recorded net interest expense of $5,000 and $0, respectively. For the three months ended March 31, 2008, the interest expense increased due to the issuance of additional notes relating to newly acquired companies.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2008 and 2007. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data and subscriber counts).

	Nine Months Ended
	March 31, 2008		March 31, 2007
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$6,423	95.6%	$6,057	100.0%
Other	295	4.4%	-	0.0%
Total	6,718	100.0%	6,057	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,360	64.9%	3,734	61.6%
Sales and marketing	429	6.4%	155	2.6%
General and administrative	2,676	39.8%	1,636	27.0%
Provision for bad debt expense	5	0.1%	6	0.1%
Depreciation and amortization	868	12.9%	617	10.2%
Total	8,338	124.0%	6,148	101.5%
OPERATING LOSS	(1,620)	(24.1)%	(91)	(1.5)%
INTEREST EXPENSE, NET	(27)	(0.4)%	(9)	(0.1)%
Minority interest in loss of consolidated subsidiary	1	0.0%	-	0.0%
NET LOSS	$(1,646)	(24.5)%	$(100)	(1.6)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.11)		$(0.01)
DILUTED	$(0.11)		$(0.01)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	14,357,119		12,508,914
DILUTED	14,357,119		12,508,914
OTHER DATA:
Subscribers at end of period (1)	31,800		34,000
EBITDA(2)	$(751)		$526
EBITDA margin(3)	-11.2%		8.7%
CASH FLOW DATA:
Cash flow provided by (used in)operations	$(976)		$71
Cash flow used in investing activities	$(418)		$(219)
Cash flow provided by (used in) financing activities	$5,045		$(119)
Reconciliation of net loss to EBITDA:
Net loss	$(1,646)		$(100)
Add:
Depreciation and amortization	868		617
Interest expense, net	27		9
EBITDA (2)	$(751)		$526

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)
EBITDA (earnings before interest, taxes, depreciation and amortization) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

Total revenue. Total revenue increased by $661,000, or 10.9%, to $6,718,000 for the nine months ended March 31, 2008, from $6,057,000 for the nine months ended March 31, 2007. The Company’s total subscriber count decreased by 2,200, or 6.5%, to 31,800 as of March 31, 2008 compared to 34,000 as of March 31, 2007. The Company’s wireless broadband Internet subscriber count increased by 3,900, or 92.9%, to 8,100 as of March 31, 2008, compared to 4,200 as of March 31, 2007. Wireless broadband Internet revenue increased by $1,488,000 to $3,038,000 as of March 31, 2008 compared to $1,550,000 as of March 31, 2007. This increase was primarily due to the acquisition of four companies and organically growing the Company’s subscriber count through increased sales efforts. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and commercial services related revenue of $1,122,000. This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007, which totaled $295,000 for the nine months ended March 31, 2008.

Connectivity and operations. Connectivity and operations expense increased by $626,000, or 16.8%, to $4,360,000 for the nine months ended March 31, 2008, from $3,734,000 for the nine months ended March 31, 2007. There was an increase in salaries and wages of approximately $348,000 to $1,963,000 as of March 31, 2008 compared to $1,615,000 as of March 31, 2007. Data and telecommunications expense increased by $86,000 to $1,456,000 as of March 31, 2008 compared to $1,370,000 as of March 31, 2007. Tower lease expense increased by $183,000 to $266,000 as of March 31, 2008 compared to $83,000 as of March 31, 2007. Travel and mileage increased by $89,000 to $126,000 as of March 31, 2008 compared to $37,000 as of March 31, 2007. The increase in salaries and wages, data and telecommunications expenses, tower leases and travel all relate to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations.

The increases in the previously discussed expenses were offset by a decrease in installation expenses of $86,000 to $401,000 as of March 31, 2008 compared to $487,000 as of March 31, 2007. The decrease was primarily due to the capitalization of customer premises equipment (CPE) starting at the beginning of this fiscal year. The remaining increase in expense of approximately $6,000 primarily relates to the increase in merchant fees due to converting customers to credit card method of payment.

Sales and marketing. Sales and marketing expense increased by $274,000, or 176.8%, to $429,000 for the nine months ended March 31, 2008, compared to $155,000 for the nine months ended March 31, 2007. Salaries and wages increased $187,000 to $300,000 as of March 31, 2008 compared to $113,000 as of March 31, 2007 due to the increase of our inside and outside sales force to grow the wireless broadband Internet segment of the Company’s business. Our effort to grow the wireless broadband Internet segment of our business also resulted in an increase in advertising, travel and consulting expenses by $86,000 to $129,000 as of March 31, 2008 compared to $43,000 as of March 31, 2007. Approximately $50,000 of this advertising was incurred during our initial launch of reselling municipal Wi-Fi in Corpus Christi, which is a non-recurring expense.

General and administrative. G&A increased by $1,040,000, or 63.6%, to $2,676,000 for the nine months ended March 31, 2008, from $1,636,000 for the nine months ended March 31, 2007. Salaries and wages increased $299,000 to $791,000 as of March 31, 2008 compared to $492,000 as of March 31, 2007 due to an increase in administrative personnel costs to support the anticipated organic and acquisition growth of our wireless broadband Internet operations. During the quarter ended March 31, 2008, the Company invested approximately $51,000 in college-level management training for employees, which was a one time increase to G&A expense. This training continued in the fourth quarter, and management invested an additional $42,000 in April 2008 to complete the training of all managers.

Rent, utilities and telecommunications expenses increased by $291,000 to $841,000 as of March 31, 2008 compared to $550,000 as of March 31, 2007. In December 2007, the Company closed all operations at its downtown Dallas office. Due to the high percentage of corporate office space vacancies in downtown Dallas, the Company has been unable to identify a potential sub-tenant for the 19,000 square feet former headquarters. In the quarter ended December 31, 2008, the Company recorded a one time expense for the remaining rental expense of approximately $227,500 due through October 2008. The remaining increase was due to additional office space leased resulting from recently completed acquisitions, a reclassification of telecommunications taxes and fees from connectivity and operations and the restructuring of our network communications.

The Company issued stock options in the fiscal fourth quarter of 2007 and the fiscal first quarter of 2008, which caused an increase in expenses of $67,000 to $133,000 as of March 31, 2008 compared to $66,000 as of March 31, 2007. Professional and consulting fees increased by approximately $300,000, to $573,000 as of March 31, 2008 compared to $273,000 as of March 31, 2007 primarily due to expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 totaling approximately $235,000 for the nine months ended March 31, 2008. Additionally the Company expensed $38,000 in legal fees related to ongoing litigation against a former landlord, in which the Company is the plaintiff. As of March 31, 2007, the Company had received lawsuit settlement income of $15,000 compared to $0 as of March 31, 2008. Property taxes and insurance expenses increased by $16,000 to $105,000 as of March 31, 2008 from $89,000 as of March 31, 2007 due primarily to the acquisition of TeleShare. The remaining net decrease of $7,000 was primarily a result of various cost saving measures implemented during fiscal 2007.

Provision for bad debt expense. Provision for bad debt expense decreased by $1,000, or 16.7%, to $5,000 for the nine months ended March 31, 2008, from $6,000 for the nine months ended March 31, 2007. This decrease is due primarily to the effort by the Company to have customers pay by ACH or credit cards. As of March 31, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization increased by $251,000, or 40.7%, to $868,000 for the nine months ended March 31, 2008, from $617,000 for the nine months ended March 31, 2007. The increase relates to the capitalization of CPE and the improvement of the Company’s wireless broadband Internet network as well as an increase in amortization expense due to the newly acquired companies.

Interest expense, net. For the nine months ended March 31, 2008 and 2007, the Company recorded net interest expense of $5,000 and $0, respectively. For the nine months ended March 31, 2008, the interest expense increased due to the issuance of additional notes relating to newly acquired companies.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended March 31, 2008, cash used in operations was $976,000 compared to cash provided by operations of $71,000 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, net loss plus non-cash items used cash of $682,000. Additional decreases in accounts receivable, purchases of inventory, and purchase of other assets were offset by increases of accounts payable and an increase in deferred revenue. For the nine months ended March 31, 2007, net loss plus non-cash items contributed $553,000 in cash which was then provided primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. Inventory, which primarily includes modems and wireless access radios, decreased in the nine months ended March 31, 2007 by approximately $101,000 due to the Company discontinuing its wireless equipment reseller business.

  Cash used in investing activities totaled $418,000 for the nine months ended March 31, 2008, which relates primarily to approximately $655,000 in cash provided by the acquisition of TeleShare, offset primarily by the deployment of new wireless broadband Internet infrastructure of approximately $1,067,000. Cash used in investing activities totaled $219,000 for the nine months ended March 31, 2007, which relates primarily to the deployment of new wireless broadband Internet infrastructure.

Cash provided by financing activities, which totaled $5,045,000 for the nine months ended March 31, 2008, consists of the issuance of common and preferred stock which resulted in net proceeds of $5,295,000, offset by principal payments on long term-debt and borrowings on the RUS loan. Cash used in financing activities, which totaled $119,000 for the nine months ended March 31, 2007, consisted primarily of principal payments on debt and capital leases.

We estimate that cash on hand of $4,433,442 at March 31, 2008 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets. Continued decreases in our legacy dial-up and metro market Internet services revenues and subscriber count may adversely affect the liquidity of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC.
(Registrant)

Date: 05/12/08	By:/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 05/12/08	By:/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc