Form 10KSB
period 2008-06-30
INTERNET AMERICA INC
filed 2008-10-03
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2008
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

Registrant’s telephone number: (713) 968-2500

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

The issuer’s revenues for its most recent fiscal year were $8,777,033.

Based on the closing price of the registrant’s Common Stock on September 26, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $2,749,618. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 29, 2008 was 16,857,031.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1. Description of Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that provides an array of Internet services to residential and business subscribers. As of June 30, 2008, we served approximately 30,300 active subscribers. Of the Company’s 30,300 total subscribers, approximately 8,000 customer accounts are wireless broadband Internet subscribers. The Company continues to experience an attrition of dial-up Internet service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies. We operate in a highly competitive market for each of our service offerings. The competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. Internet America was incorporated in Texas in 1995 and currently has operations only in the state of Texas.

In fiscal 2008, the Company continued to adjust its focus and business away from reliance on dialup and wire broadband connectivity in major metropolitan markets to providing wireless broadband Internet connectivity to under-served, suburban and rural markets in the southwest United States, with our initial focus in Texas markets. Our current activities are near wireless operational centers in Crosby, San Antonio, Stafford (an adjoining suburb of Houston), Victoria, North Dallas, and Corsicana. These operational centers provide installation, construction and repair services to their surrounding geographic areas.

During 2008, the Company embarked on a program to upgrade and expand areas where our network has been experiencing congestion due to the bandwidth demands created by the growth of our customer base. During this upgrade process, we have restricted the addition of new customers to certain areas of the network until the capacity can be expanded to meet the demand and provide quality service to our customers. We have experienced a reduction in the rate of growth of the Company’s wireless customer count, and in some areas a slight decrease in the existing customer base, during the period in which the improvements are being made. Management anticipates that the improvements will be substantially complete by December 2008.

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

During 2008, the Company invested approximately $93,000 in management college training for key management employees. The training focuses on how to build quality into all aspects of our operations by making employees active and enthusiastic partners in the enterprise, rather than creating controls and procedures that simply hassle employees without producing results. Management believes that this was an important investment in the organization and believes that the principals learned will allow employees to be more productive and produce better results for our customers, which will contribute to our ability to acquire and retain customers and expand and become profitable.

Existing wireless Broadband markets in Texas

The Houston area wireless operations have been expanded in a “de-novo” fashion since operations commenced in September 2005 in the area west of Houston, roughly following Interstate Highway 10. The initial service offerings were provided in Weimar and have expanded since then to the towns of Schulenberg, Flatonia and Columbus. In February 2006, the Company acquired a very small WISP, PowerWeb, in the Fulshear area near Houston and has used this as a platform for expansion of services in that area as well. On July 27, 2007, we completed the acquisition of TeleShare Communications Services, Inc. based in Crosby, Texas which served approximately 1,500 wireless Internet service customers in the Crosby, Dayton, Liberty, New Waverly and Baytown areas. TeleShare had a loan commitment under a program administered by the Rural Utilities Service of the United States Department of Agriculture (the “RUS”). Under the program, Internet America assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

The San Antonio wireless operations were initially a result of two acquisitions made in fiscal 2006: Top Gun Telecommunications, purchased in July of 2005 and 2Fast Communications, Inc. purchased in January of 2006. These units were operationally combined shortly after the 2Fast acquisition.

In the North Texas operational center, the operations and subscriber base are largely a result of several acquisitions made in the Corsicana area in fiscal 2005 and an acquisition in June 2007. The Company completed its acquisitions of certain assets and assumption of related liabilities of Blue Wireless & Data, Inc. ("Blue Wireless") in Dallas, Texas related to its residential internet service customers in June 2007. The Company entered into a service agreement with Blue Wireless to purchase bandwidth and certain network and monitoring services used by the Company in providing residential service. The Company acquired approximately 700 subscribers with this transaction. The North Texas operations provide service coverage to a five county area where many residents commute to the Dallas/Fort Worth Metroplex for employment.

In June 2007, we completed two acquisitions in the Victoria area. The combined subscriber count in Victoria is approximately 640. The introduction of our proven marketing programs is expected to contribute to greater penetration in the acquired network footprint further expanding the contribution of acquired WISP’s in this area to our EBITDA (earnings before interest, taxes, depreciation and amortization) in fiscal 2009.

In addition to the growth of the wireless subscriber base through acquisitions, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets”, primarily consisting of subdivisions and other small geographic areas with favorable demographics and population density, near the operational centers in San Antonio, Houston and Dallas. We will continue to utilize this micro-market strategy in identifying and constructing areas for new network construction.

Other services

In addition to its focus on wireless broadband Internet access services, the Company continues to provide dialup and wire-line broadband Internet access services and other services such as co-location of servers, hosting of websites and broadband telecommunications to its long-existing base of subscribers. However, as previously reported, the Company has not been aggressively marketing these services and has seen some degradation of the overall number of subscribers using these services.

Operating center

In March of 2006, the Company relocated its corporate headquarters to Houston from Dallas. That move was completed in March 2006. In June 2008, the Company expanded the Houston Corporate headquarters further consolidating operations of its Customer Service and Network Services groups. The Headquarters location now contains a centralized network operations center where all operations on the network can be monitored, maintained and supported.

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

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines, fractional to full T-1, DS-3 level connectivity and wireless connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an "always on" connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

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

Wireless Broadband Internet Access. Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, FTP, and USENET news access. Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses and personal web sites. Value-added services are being developed more rapidly as broadband access becomes more widely available. We believe that the addition of quality add-on services will allow us to increase our market penetration in existing markets and could increase customer retention. For these reasons, we continue to evaluate potential value added services.

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

We had approximately 23 customer care employees in three different business units (specialized by type of service) at June 30, 2008. Customer care is available to subscribers during extended business hours, typically until 9 p.m. weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information. Our implementation of good quality management and quality control include the following procedures:

•	Regular team meetings by all support lines to discuss problems with the view of information sharing and drawing up potential resolutions.
•	Analysis of calls and queries using quality management tools such as call monitoring to identify common issues.
•	Appropriate staff training with regular review of skill matrixes.
•	Implementation of issue tracking databases, improving morale, encouraging information sharing.

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

Our network is remotely monitored in our Houston Network Operations Center by using software tools that alert specific employees, who are responsible for specific functions of the network and various applications running on the network. The software tools monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure on a 24 hour/365 days a year basis and transmit alerts as issues appear. The employees who receive the alerts are responsible for operational communications among internal departments and are also responsible for communication with external service providers. Other software tools such as statistical analysis software are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to help control costs by purchasing additional bandwidth and services only when needed. These centralized monitoring systems allow for scalable monitoring and enhanced customer service for any systems and customers integrated through acquisition.

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

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek, “Airmail.net," "Airnews.net," and “PDQ.net”are registered service marks of Internet America or its subsidiaries. As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff, and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive in every segment (dialup, wired broadband and wireless).

In the dialup segment, where we have approximately 9200 subscribers, there are no substantial barriers to entry, and we expect that competition will continue to intensify and, more importantly, dialup subscribers in general will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 1,900 subscribers) or cable-modem, in particular is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer. We have to rely on local loop providers with whom we compete in order to provide DSL services to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers. Furthermore, other methods of broadband delivery which we do not currently offer, such as cable transmission, may be more successful than DSL.

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

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services) than we have. Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss. Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of Internet access providers:

• National online service providers, such as Time Warner/AOL, the Microsoft Network and EarthLink;
• National telecommunications providers, such as AT&T, Qwest, Verizon and Sprint;
• Numerous regional and local ISPs and WISPs;
• Computer hardware and software companies, and other technology companies, such as Microsoft and Dell;
• Cable operators, such as Suddenlink Communications, Cox Communications and Comcast;
• Fixed wireless communications companies;
• Satellite companies;
• Electric utility companies; and
• Cellular and PCS services.

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other agency, other than regulations applicable to businesses and public companies generally. The FCC classifies Internet access providers as "information service providers," rather than regulated "telecommunications providers" under the 1996 Telecommunications Act. As such, we are not subject to regulations that apply to telephone companies and similar carriers. However, as we provide Internet access delivered via digital subscriber line (DSL) or wire line broadband technology, which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.

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

Internet America currently has approximately 1,900 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating our contracts with the ILEC providers at favorable prices.

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

Employees

As of June 30, 2008, we employed approximately 73 people, 71 of whom were full-time and 2 of whom were part-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 2. Description of Property

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where all executive functions, call center and network monitoring exist. We only own real estate consisting of 0.13 acres located at 901 N Cameron in Victoria, Texas, related to our wireless operations in Southwest Texas. We believe that all of our facilities are adequately maintained and insured and are suitable for their present use. During fiscal 2008 and continuing in fiscal 2009, we reduced the field office locations and utilize a more centralized warehousing program for managing field inventory. This results in operating savings on minimally occupied field offices. We lease office space in the following locations for the purposes indicated:

Location	Square footage	Purpose	Expiration
Houston	7,900	Corporate headquarters	05/31/2013
Stafford	5,600 (1)	Warehouse/Field	08/31/2009
Dallas	19,000	Former corporate headquarters	10/31/2008
San Antonio	1,700	Field office	10/01/2008

(1) Lease expired August 2008; 1,600 square feet renewed for 1 year.

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business. Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

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

	High	Low
Fiscal Year Ended June 30, 2008:
Fourth Quarter	$0.67	$0.42
Third Quarter	0.80	0.62
Second Quarter	0.81	0.45
First Quarter	0.80	0.26
Fiscal Year Ended June 30, 2007:
Fourth Quarter	$0.34	$0.22
Third Quarter	0.31	0.25
Second Quarter	0.36	0.20
First Quarter	0.35	0.25

At August 18, 2008, there were 248 holders of record of our common stock. The last reported sale price of the common stock on the OTC Bulletin Board on September 26, 2008 was $0.26 per share.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 10 of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

   The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not be able to identify and negotiate acquisitions of wireless broadband Internet customers and infrastructure on attractive terms or successfully integrate those acquisitions into our operations, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business; (9) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (13) our stock price has been volatile historically and may continue to be volatile. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

Internet America is an ISP serving approximately 30,300 subscribers in Texas as of June 30, 2008. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 96.1% of total revenues with the remaining revenues related primarily to telex messaging services for the year ended June 30, 2008. For the year ended June 30, 2007, Internet access services represented all of our revenue.

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

As more fully described in Part I, Item 1. Description of Business, the Company’s strategy is to focus on providing wireless Internet connectivity to customers in under-served or non-served markets.  During the fiscal year ended June 30, 2008, we continued to expand in rural markets through the deployment of new infrastructure and acquisitions in non-metropolitan markets in Texas where competition is less intense and the demand for internet connectivity may be under-served or non-served. Although we will continue to consider development and acquisition opportunities in non-metropolitan markets in Texas, our current focus is on acquisition opportunities outside our current geographical region which offer greater opportunities for expanding our subscriber base.

Management continues to evaluate overall profitability. During 2008, we experienced increases in telecommunications cost per subscriber by increasing network capacity to provide higher quality service to our customers and as we increased our wireless broadband footprint. This is offset partially by entering into more favorable agreements with telecommunications service providers. The Company experienced significant shifts in headcount. Staffing was increased during the first and second quarters of the year ended June 30, 2008 , with the highest headcount being 93 employees in December 2007. As our productivity has increased due to quality initiatives, we have reduced headcount to 73 people at June 30, 2008 and further to 63 people at September 21, 2008. The increases in personnel costs in fiscal 2008 are not expected to continue in fiscal 2009.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services. In addition to miscellaneous revenue, other revenue for 2008 includes telex messaging service revenues.

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

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets or the capital lease term, as appropriate. Data communications equipment, computers, data servers and office equipment are depreciated over five years. We depreciate furniture, fixtures and leasehold improvements over five years or the lease term. Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Year Ended June 30, 2008 Compared to June 30, 2007

The following table shows financial data for the years ended June 30, 2008 and 2007. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended		Year Ended
	June 30, 2008		June 30, 2007
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$8,431	96.1%	$7,985	100.0%
Other	346	3.9%	-	0.0%
Total	8,777	100.0%	7,985	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	5,925	67.5%	4,995	62.5%
Sales and marketing	504	5.7%	209	2.6%
General and administrative	3,371	38.4%	2,323	29.1%
Provision for bad debt expense	(1)	0.0%	4	0.1%
Depreciation and amortization	1,173	13.4%	791	9.9%
Impairment loss	780	8.9%	-	0.0%
Total	11,752	133.9%	8,322	104.2%
OPERATING LOSS	(2,975)	-33.9%	(337)	-4.2%
INTEREST INCOME	(87)	-1.0%	(24)	-0.3%
INTEREST EXPENSE	112	1.3%	34	0.4%
NET LOSS	$(3,000)	-34.2%	$(347)	-4.3%
NET LOSS PER COMMON SHARE:
BASIC	$(0.20)		$(0.03)
DILUTED	$(0.20)		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	14,978,681		12,508,914
DILUTED	14,978,681		12,508,914
OTHER DATA:
Subscribers at end of period (1)	30,300		34,200
Number of employees at end of period	73		66
EBITDA (loss)(2)	$(1,022)		$454
EBITDA margin(3)	-11.6%		5.7%
CASH FLOW DATA:
Cash flow (used in) provided by operations	$(1,237)		$284
Cash flow used in investing activities	$(542)		$(585)
Cash flow provided by financing activities	$4,908		$147
Reconciliation of net loss to EBITDA:
Net loss	$(3,000)		$(347)
Add:
Depreciation and amortization	1,173		791
Impairment loss	780		-
Interest income	(87)		(24)
Interest expense	112		34
EBITDA (loss) (2)	$(1,022)		$454

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

Total revenue. Total revenue increased by $792,000, or 9.9%, to $8.8 million in fiscal 2008 from $8.0 million in fiscal 2007. The Company’s subscriber count decreased by 3,900, or 11.4%, to 30,300 as of June 30, 2008 compared to 34,200 as of June 30, 2007. The Company’s broadband wireless Internet subscriber base increased 39.1% to 8,000 as of June 30, 2008 from 5,750 for the previous year. The increase in wireless revenue is offset by the decrease in dial up subscribers, and to a lesser extent loss of DSL and commercial services customers at a faster rate than the Company added wireless subscribers in 2008. Revenue from telex messaging services included in other income was $346,000 for fiscal 2008. We did not have telex revenues prior to the acquisition of TeleShare during fiscal 2008. The decrease in subscriber count is primarily attributed to the loss of dial-up customers.

Connectivity and operations. Connectivity and operations expenses increased by approximately $930,000, or 18.6% to $5.9 million for fiscal 2008 from $5.0 million for fiscal 2007. Due to the increased staffing in the first two quarters of fiscal 2008, related to integration of acquired subscribers and the acquisition of TeleShare, labor costs increased by $483,000 to $2.6 million in fiscal 2008 from $2.1 million in fiscal 2007. Tower leases and related utilities increased by approximately $256,000 to $369,000 in fiscal 2008, due to increase in wireless Broadband coverage territory as a result of acquisitions. Travel and mileage expenses increased by approximately $118,000, to $171,000 in fiscal 2008 from $53,000 in fiscal 2007, related to the increase in wireless Broadband coverage territory and increased staffing. Telecommunications expenses had a net increase of approximately $90,000 to $1,931,000 in fiscal 2008 compared to $1,841,000 in fiscal 2007. This was due to increased bandwidth costs for acquired subscribers, which was offset by the decrease in dial up subscribers, DSL and commercial services. Installation costs and cost of goods sold have decreased by approximately $26,000 to $643,000 in 2008, due to the Company currently retaining ownership of customer premises equipment which was sold to the customer in fiscal 2007, increasing cost of goods sold. Merchant services fees increased by approximately $11,000 in fiscal 2008 to $195,000 from $184,000 in fiscal 2007 primarily due to the increase in revenue.

As a percentage of total revenue, connectivity and operations expense increased to 67.5% for fiscal 2008 compared to 62.5% for fiscal 2007, due to increases in costs in the wireless access provider business and additional personnel costs during integration of recent acquisitions.

Sales and marketing. Sales and marketing expenses increased by $295,000, or 140.1%, to $504,000 for fiscal 2008 from $209,000 for the prior fiscal year. The change primarily relates to increased personnel costs of $227,000 for sales call center agents and field sales agents. During the third quarter of fiscal 2008, the Company discontinued use of field sales agents and has reduced headcount in sales personnel as a result. Additionally, the Company increased advertising expenses by $68,000 primarily in direct mail advertising in fiscal 2008.

General and administrative. General and administrative (“G&A”) expenses increased by $1,048,000, or 45.1%, to $3.4 million in fiscal 2008 from $2.3 million for fiscal 2007. Due to the acquisitions of wireless subscribers and the subsidiary TeleShare, the Company incurred increases in personnel, telecommunications costs, travel, and other general and administrative expenses. As further discussed below, the Company expects these costs to be reduced over time now that the integration of these subscribers is complete. Additional increases in general and administrative costs were related to stock compensation and consulting fees paid to contract labor for telex messaging services.

Salaries and wages increased by $372,000 to $1,036,000 in fiscal 2008 from $664,000 in fiscal 2007. This increase is primarily due to new positions in corporate and accounting during the year. As discussed above, the Company temporarily increased staffing in fiscal 2008 related to integration of multiple acquisitions. Staffing has now been returned to previous lower levels. During fiscal 2008, the Company invested $93,000 in management college training for key management employees which is included in G&A expenses. Professional fees increased by $215,000 in fiscal 2008, due to payments of $224,000 under a consulting contract related to telex messaging services. The Company issued stock options during fiscal 2008 and in the fourth quarter of fiscal 2007. This caused an increase of $34,000 in expenses to approximately $134,000 in fiscal 2008 compared to $100,000 in fiscal 2007.

Facilities costs increased by $136,000 in fiscal 2008 due to additional interim office space in acquired subscriber areas and the expense of the abandoned corporate headquarters lease in Dallas. Telecommunications expense increased by $88,000 to $266,000 in fiscal 2008 from $178,000 in fiscal 2007, due to increases in telecommunications taxes and fees associated with increased telecommunication expenses included in connectivity and operations and additional corporate use of bandwidth and long distance services. Franchise taxes increased by $29,000 in fiscal 2008 due to tax law changes in the state of Texas. The remaining net increase of $81,000 was primarily a result of various increased costs related to acquisitions, including insurance and travel.

Provision for bad debt expense. Provision for bad debt expense recorded a net recovery of $1,000 in fiscal 2008 compared to net expense of $4,000 in fiscal 2007. Consistently lower expense relates primarily to changes in billing systems and tightened credit policies and procedures. As of June 30, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization. Depreciation and amortization expense increased by $382,000, or 48.4%, to $1,173,000 for fiscal 2008 from $791,000 for fiscal 2007. Fiscal 2008 depreciation increased approximately $126,000 over fiscal 2007 related primarily to depreciation of fixed assets acquired through acquisitions as well as capital purchases made for the build out of our wireless infrastructure. Amortization expense in fiscal 2008 increased by approximately $256,000, primarily due to amortization of subscriber acquisition costs derived from acquisitions during the fourth quarter of fiscal 2007 and first quarter of fiscal 2008.

Impairment loss. Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. Accordingly, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from these acquisitions during the year ended June 30, 2008. The Company concluded that no impairment of goodwill occurred during the year ended June 30, 2007.

Interest (expense) income, net. Interest income increased by $63,000, or 254.1%, to $87,000 due primarily to the increase in cash balances provided by issuance of Series A Preferred and Common Stock. Interest expense increased by $78,000, to $112,000 related primarily to acquisition debt and the RUS loan outstanding.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash (used in) provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2008 cash used in operations was $1,237,000, compared to cash provided by operations of $284,000 in fiscal 2007. Net loss plus non-cash items used cash of $914,000 million in fiscal 2008 and additional amounts were used primarily in reducing accounts payable. Net loss plus non-cash items contributed to $526,000 in cash in fiscal 2007 which was then used primarily for reducing accounts payable and accrued expenses and a decrease in deferred revenue. Inventory decreased in fiscal 2007 primarily due to the Company discontinuing the wireless equipment reseller business in March 2006. The decrease in inventory is related to the use of inventory acquired in recent acquisitions and the return of inventory to normal levels by utilizing our central warehouse system. Increases in other current assets and a relative increase in deferred revenue relates primarily to the deferral of customer activation costs and fees over the expected life of the customer.

  Cash used in investing activities totaled $542,000 and $585,000 for the years ended June 30, 2008 and 2007, respectively. In fiscal 2008, TeleShare became a majority owned subsidiary and contributed $655,000 in cash upon closing. Also during the year, the Company undertook substantial network upgrade projects and invested $1.2 million in property and equipment. In fiscal 2007, the Company used cash for property and equipment of $320,000 and paid $266,000 upon closing various acquisitions.

Cash provided by financing activities for fiscal 2008 totaled $4,908,000, including proceeds from issuance of both Series A Preferred Stock and Common Stock totaling $5.3 million, which was offset primarily by payments on long-term debt. Cash provided in fiscal 2007 of $147,000 relates to debt incurred for acquisitions in fiscal 2007 offset by principal payments on debt and capital leases.

We estimate that cash on hand of $3.9 million at June 30, 2008 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2009 for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions. However, additional financing may be required to fund future acquisitions. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

  The current focus of our acquisition program is to identify prospective opportunities that would provide us with a larger number of subscribers, larger revenue base and geographic expansion. Such an acquisition would allow us to spread the cost of our well developed systems, superior network performance, high quality customer care and technical support over an increased number of subscribers. Leveraging the efficiencies of our operations over a larger subscriber base would provide us with the benefits of larger economies of scale. Acquisition opportunities with operations outside of Texas would also allow us to become a national player in the delivery of wireless internet service, thereby providing geographical diversity and more stability to our subscriber base. Financing for such an acquisition would likely come from the public issuance of equity securities or the private sale of debt or equity securities. If such capital financing arrangements or borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our acquisition program to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through June 30, 2008, for the next five fiscal years ending June 30:

		Payments Due By Period
	Total	2009	2010	2011	2012	2013	Thereafter
Connectivity contracts	$1,821,000	$791,000	$737,000	$270,000	$23,000	$-	$-
Operating leases	1,718,000	531,000	401,000	361,000	281,000	132,000	12,000
Long-term debt	1,952,000	621,000	648,000	438,000	245,000	-	-
	$5,491,000	$1,943,000	$1,786,000	$1,069,000	$549,000	$132,000	$12,000

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

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. We have not materially changed our methodology for calculating the estimates below in the past four years.

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

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax (benefit) expense line item in our statement of operations.

      The deferred tax asset as of June 30, 2008 of $13.5 million is fully reserved due to continued tax losses since inception of the Company. Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future. The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires, among other things, the discontinuance of amortization for goodwill and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test, is judgmental in nature and often involves significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 5.50% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth or attrition rate.

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. Accordingly, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from these acquisitions during the year ended June 30, 2008. The Company concluded that no impairment of goodwill occurred during the year ended June 30, 2007.     We are required to make estimates regarding the undiscounted cash flow projections of the Company when testing for potential impairment. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of operations and would affect the goodwill line item on our consolidated balance sheet.

      We are required to periodically review the estimated useful lives of our intangible assets. This review during fiscal 2008 indicated that actual lives for subscriber acquisition costs is consistent with the estimated useful life of subscriber acquisition costs of 48 months. The increase in useful life from 36 months to 48 months was effective April 1, 2007. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7. Financial Statements

The financial statements of Internet America and subsidiaries are attached hereto as pages F-1 through F-19 and include our Consolidated Balance Sheet as of June 30, 2008, Consolidated Statements of Operations for each of the two years in the period ended June 30, 2008 and 2007, Consolidated Statements of Shareholders' Equity for each of the two years in the period ended June 30, 2008 and 2007, Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 2008 and 2007, and the Notes to the Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information about each of our directors.

NAME	AGE	POSITION	CURRENT TERM EXPIRING

William E. (Billy) Ladin, Jr.	67	Chairman of the Board	2009 (Class I)

Justin McClure	44	Director	2010 (Class II)

Steven G. Mihaylo	64	Director	2008 (Class III)

Ambassador John N. Palmer	73	Director	2009 (Class I)

Troy LeMaile-Stovall	44	Director	2008 (Class III)

William E. (Billy) Ladin, Jr. Mr. Ladin became CEO and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman and as a director of the Company since January 2000. He joined the Company in connection with its acquisition of PDQ.Net, a Houston-based Internet service provider that Mr. Ladin formed in 1997. Mr. Ladin served as Chief Executive Officer of PDQ.Net until its acquisition by the Company.

Justin McClure. Mr. McClure became a director in April 2004. Mr. McClure currently serves as President of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm which he joined in 1999. Additionally, Mr. McClure serves as Chairman of TelNet, Ltd., a telecommunications holding company based in Hamilton, Bermuda.  Prior to joining GulfSouth Capital, Inc., Mr. McClure practiced telecommunications law with the Washington, DC firm of Lukas, Nace, Gutierrez and Sachs with an emphasis on wireless telecommunications. Mr. McClure is the son-in-law of Ambassador Palmer.

Steven G. Mihaylo was elected a director effective December 10, 2007, filling a vacancy on the Board. Mr. Mihaylo founded Inter-Tel (Delaware), Incorporated and served as its Chief Executive Officer from July 1969 to February 2006. He served as Chairman of the Inter-Tel Board of Directors from July 1969 to October 1982 and from September 1983 to July 2005. He served as a member of the Inter-Tel Board of Directors from July 1969 until March 2006, and from May 2006 to August 2007.

Ambassador John N. Palmer. Ambassador Palmer became a director in February 2005. Ambassador Palmer currently serves as Chairman of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm which he founded in 1999. In October 2001, Ambassador Palmer was confirmed by the U.S. Senate as the Ambassador to Portugal. His term ended in September 2004. Prior to that, he served as Chairman of SkyTel from 1989 until 1999. Ambassador Palmer is Mr. McClure’s father-in law.

Troy LeMaile-Stovall. Mr. Stovall became a director in April 2004. Mr. Stovall has served as Senior Vice President, Finance & Operations for Jackson State University (JSU) in Jackson, Mississippi since July 2004. In addition, Mr. Stovall serves as Treasurer of the JSU Development Foundation. Prior to joining JSU, Mr. Stovall founded LeMaile Stovall LLC, a management consulting/advisory/interim senior management firm in 2001. Prior to 2001 Mr. Stovall was Chief Executive Officer of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm.

The following table sets forth information as to all executive officers of the Company.

Name	Age	Position

William E. (Billy) Ladin, Jr.	67	Chairman of the Board and Chief Executive Officer

Ross McAlpine	57	President and Chief Operating Officer

Jennifer S. LeBlanc	33	Chief Financial and Accounting Officer and Secretary

William E. (Billy) Ladin, Jr. Please see above for biographical information for Mr. Ladin.

Ross McAlpine. Mr. McAlpine was elected the Company’s President and Chief Operating Officer effective November 30, 2007.  Prior to joining the Company, Mr. McAlpine was employed by Inter-Tel Incorporated, a communications equipment provider and subsidiary of Mitel, Inc. From 2001 to 2007, he served as President of Inter-Tel Network Services. From 1997 to 2001 he served as President of Inter-Tel.Net, one of the world’s initial Internet telephony service providers utilizing Voice over Internet Protocol (VoIP) and prior to that time he held other executive positions at Intertel.

Jennifer S. LeBlanc. Ms. LeBlanc joined the Company in January 2006 as Chief Financial and Accounting Officer and Secretary. Prior to joining the Company, Ms. LeBlanc was engaged as an independent consultant since August 16, 2004, providing professional services related primarily to acquisition and disposition due diligence and systems restructuring for various companies. Prior to that, from September 15, 2001 to August 15, 2004, she served as manager and then senior manager providing audit and assurance services for PKF Texas, a certified public accounting firm. During 2000 and 2001, Ms. LeBlanc was an audit manager for PriceWaterhouseCoopers in San Jose, California, providing services to clients in their technology divisions.

Code of Ethics

The Company has adopted a general code of ethics that applies to all employees, including the Company’s Chief Executive Officer and senior financial officers. The text of the code of ethics is posted on the Company’s website at http://www.internetamerica.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2008, except that Mr. McAlpine filed his Form 3 one day after the deadline and Mr. McClure filed a Form 4 reporting the purchase of Company stock six days after the deadline.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure, Stovall, and Mihaylo each of whom is independent, as defined by Rule 4200(a)(15) of the NASD’s listing standards. Mr. Stovall serves as a financial expert as defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. We are currently seeking additional qualified candidates to serve on the Board of Directors.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Chief Executive Officer and up to four other most highly compensated executive officers who earned more than $100,000 during the 2008 fiscal year (the “Named Executive Officers”) for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr. Chairman of the Board and Chief Executive Officer	2008 2007 2006	$ $ $	200,000 200,000 200,000	- - -	$48,811	- - -	$ $ $	200,000 248,811 200,000

Ross McAlpine President and Chief Operating Officer (2)	2008		$83,462	- - -	$155,320	- - -		$238,782

Jennifer S. LeBlanc Chief Financial and Acounting Officer and Secretary (3)	2008 2007 2006	$ $ $	120,000 120,000 60,000	- - -	$24,406	- - -	$ $ $	120,000 144,406 60,000

(1) Option award value is calculated using the Black Scholes pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 200% to 290%, risk free interest rate ranging from 1.9% to 4.5% and an expected dividend yield of zero.
(2) Mr. McAlpine was employed by the Company beginning November 30, 2007. Compensation shown is for the partial year.
(3) Ms. LeBlanc was employed by the Company beginning January 9, 2006. Compensation shown is for the partial year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2008 held by each of the Named Executive Officers. No stock options were exercised by the Named Executive Officers in fiscal 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date

William E. (Billy) Ladin, Jr.	100,000 22,500	100,000 0	$ $	0.50 13.19	03/30/2017 01/03/2010

Ross McAlpine	0	250,000		$1.00	11/30/2017

Jennifer LeBlanc	50,000	50,000		$0.50	03/30/2017

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	$-	$-	$-	$-

Justin McClure	16,000	-	-	16,000

Steven G. Mihaylo	10,140	-	-	10,140

Ambassador John N. Palmer	14,750	-	-	14,750

Troy LeMaile-Stovall	16,000	-	-	16,000

Directors are paid fees of $12,000 per annum for their service as members of the Board of Directors and additional meeting fees of $250 per meeting for their attendance at meetings of the Board of Directors or attendance at meetings of the Audit Committee. Mr. Mihaylo received compensation for his service as a director and member of the Audit Committee for a partial year beginning with his election on December 10, 2007.

 Employment Contracts

There are no employment contracts with any of the Named Executive Officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 1, 2008, regarding the beneficial ownership of each class of voting securities of the Company held by (1) each person or group known by us to own beneficially 5% or more of a class of voting securities, (2) each director, and Named Executive Officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them, and the address for each is the corporate offices of the Company.

Name of Beneficial Owner/Positions	Title of Class	Amount and Nature of Beneficial Ownership		Percent Ownership

William E. (Billy) Ladin, Jr. Chairman of the Board, Chief Executive Officer and Director	Common Stock Series A Preferred Stock Total	1,002,258 341,297 1,343,555	(1)	5.8 11.8 6.6	% % %

Justin McClure Director	Common Stock Series A Preferred Stock Total	436,687 853,242 1,289,929	(2) (2)	2.5 29.5 6.3	% % %

Steven G. Mihaylo Director	Common Stock Series A Preferred Stock Total	4,000,000 500,000 4,500,000	(3) (3)	23.0 17.3 22.2	% % %

Ambassador John N. Palmer Director	Common Stock Series A Preferred Stock Total	941,646 853,242 1,794,888	(4) (4)	5.4 29.5 8.8	% % %

Troy LeMaile-Stovall Director	Common Stock	82,987	(5)	*

Ross McAlpine President and Chief Operating Officer	Common Stock	0		*

Jennifer S. LeBlanc Chief Financial and Accounting Officer and Secretary	Common Stock	50,000	(6)	*

GulfSouth Capital, Inc.	Common Stock Series A Preferred Stock Total	76,667 853,242 929,909	(2)(4) (2)(4)	* 29.5 4.6	% %

Arnold Schumsky	Series A Preferred Stock	170,648		5.9%

Stuart Sternberg	Series A Preferred Stock	511,945		17.7%

George Sturgis	Common Stock Series A Preferred Stock Total	60,000 170,648 230,648		* 5.9 1.1	% %

Yvette Sturgis	Series A Preferred Stock	170,648		5.9%

2003 Sanders Children’s Trust	Series A Preferred Stock	170,648		5.9%

Summit Growth Management, LLC	Series A Preferred Stock	500,000	(3)	17.3%

All directors and executive officers as a group (seven persons)	Common Stock Series A Preferred Stock Total	6,281,578 1,194,539 7,476,117	(7)	36.0 41.3 36.8	% % %

*	Less than one percent.

(1)
Includes options to purchase 22,500 shares of Common Stock granted to Mr. Ladin which are exercisable at $13.19 per share, and options to purchase 100,000 shares of Common Stock granted to Mr. Ladin which are exercisable at $.50 per share.

(2)
Includes options to purchase 30,000 shares of Common Stock granted to Mr. McClure which are exercisable at $1.07, options to purchase 25,974 which are exercisable at $.77 and options to purchase 22,013 which are exercisable at $.50, 155,333 shares representing the proportionate interest in shares held by J.N. Palmer Family Partnership, in which Mr. McClure’s spouse has a 20% limited partner interest, 44,400 shares owned by Mr. McClure’s children and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Mr. McClure serves as an officer. Mr. McClure disclaims beneficial ownership of the shares owned by his spouse, his children and GulfSouth.

(3)
The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee, owns all the shares of Common Stock, and Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member, owns all the shares of Series A Preferred Stock of the Company.

(4)
Includes options to purchase 19,608 shares of Common Stock granted to Ambassador Palmer which are exercisable at $1.02, and options to purchase 40,196 shares of Common Stock granted to Ambassador Palmer which are exercisable at $.50. Includes 776,667 shares held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer owns a 40% limited partnership interest, and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth Capital, Inc. (“GulfSouth”), a private investment firm in which Ambassador Palmer serves as Chairman. Ambassador Palmer disclaims beneficial ownership of 466,000 of the shares owned by the J.N. Palmer Family Partnership and all of the shares owned by GulfSouth.

(5)
Includes options to purchase 30,000 shares of Common Stock which are exercisable at $1.07, options to purchase 25,974 which are exercisable at $.77 and options to purchase 22,013 which are exercisable at $.50 granted to Mr. LeMaile-Stovall.

(6)	Includes options to purchase 50,000 shares of Common Stock, which are exercisable at $.50 granted to Ms. LeBlanc.

(7)
Includes (i) options to purchase 388,278 shares of Common Stock that are currently exercisable, (ii) 776,667 shares held by J.N. Palmer Family Partnership, of which Ambassador Palmer disclaims beneficial ownership of 466,000 shares and Mr. McClure disclaims beneficial ownership of 155,333 shares, (iii) 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, of which Mr. McClure disclaims beneficial ownership, (iv) 44,400 shares owned by Mr. McClure’s children and of which Mr. McClure disclaims ownership and (v) 4,000,000 shares of Common Stock owned by The Steven G. Mihaylo Trust, and 500,000 shares of Series A Preferred Stock by owned by Summit Growth Management, LLC..

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2008 concerning shares of Common Stock that are authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders(1)	1,259,500	$0.92	901,556

Equity compensation plans not approved by security holders	-	-	-

Total	1,259,500	$0.92	901,556

(1)	Consists of the Internet America 1998 Nonqualified Stock Option Plan, the 2004 Non-Employee Director Plan and the 2007 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence

On June 15, 2007, the Company issued an unsecured Promissory Note to each of Mr. Ladin, a director and the chief executive officer of the Company, and Ambassador Palmer, a director of the Company, for $150,000 (the “Notes”). The Notes bore interest at 11.25% per annum payable monthly. The principal was due in full on the earlier to occur of July 1, 2008 or the sale of the Series A Preferred Stock by the Company, subject to acceleration in certain events. The Notes were paid in full on October 17, 2007 upon the receipt by the Company of the proceeds from the sale of the shares of Series A Preferred Stock.

On October 17, 2007, the Company sold 2,889,076 shares of Series A Preferred Stock for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction. Mr. Ladin and Ambassador Palmer participated in the sale as purchasers and the consideration paid by them included, in addition to cash, the cancellation of the Notes. GulfSouth, a private investment firm owned by Ambassador Palmer and of which Justin McClure, a director of the Company, is the president, also participated in the sale as a purchaser. More details of this transaction are contained in the Current Report of the Company on Form 8-K filed with the SEC on October 23, 2007.

On December 10, 2007, the Company sold 4,000,000 shares of Common Stock for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000 in a privately-negotiated transaction which is fully described in Note 8 of the Notes to Consolidated Financial Statements of the Company. All shares were purchased by The Steven G. Mihaylo Trust. Mr. Mihaylo is the sole trustee of that trust and is a director of the Company. More details of this transaction are contained in the Current Report of the Company on Form 8-K filed with the SEC on December 11, 2007.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. The transactions referred to above were approved by a majority of all disinterested directors.

Messrs. McClure, Mihaylo, Palmer and Stovall are independent directors, as defined by Rule 4200(a)(15) of the NASD’s listing standards. Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer.

Item 13. Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1 3.2 3.3 3.4	Articles of Incorporation (1) Statement of Resolution of Series A Preferred Stock(2) Statement of Resolution of Series A Preferred Stock(2) Statement of Resolution of Series B Preferred Stock(2)
3.2	Bylaws, as amended (3)
4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.2 4.3 4.4	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (5) Purchase Agreement dated as of October 17, 2007 (2) Registration Rights Agreement dated as of October 17, 2007 (2)
4.5	Securities Purchase Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
4.6	Registration Rights Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
10.1	Stock Purchase Agreement between Registrant and TeleShare Communications Services, Inc. dated July 27, 2007 (6)
10.2	Internet America, Inc. 2007 Stock Option Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*

  *Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)	Incorporated by reference to exhibits 4.1 through 4.5 to Form 8-K filed on October 23, 2007 (file no. 0001144204-07-055892)
(3)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(4)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(5)	Incorporated by reference to exhibits 4.1 through 4.3 to Form 8-K filed on December 11, 2007 (file no. 0001144204-07-066863)
(6)	Incorporated by reference to exhibit 99.1 to Form 8-K (file no. 0001144204-07-039539) filed August 1, 2007.
(7)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

 The firm of Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $131,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2008 and for the reviews of our financial statements included in our Forms 10-QSB for that year. PKF billed us $105,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2007 and for the reviews of our financial statements included in our Forms 10-QSB for that year. We incurred no other fees to PKF for audit or other services in fiscal years 2007 and 2008.

Audit Related Fees

 There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

Tax Fees

No tax fees were billed for services by the Company’s independent registered public accounting firm in fiscal years 2007 and 2008.

All Other Fees

No other fees were billed for services rendered by the Company’s independent registered public accounting firm for fiscal years 2007 and 2008.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

The Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee has given its approval for the provision of audit services by PKF for the fiscal year ending June 30, 2008. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2008 and 2007 were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 2nd day of October, 2008.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer and Director

/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board and Chief
William E. (Billy) Ladin, Jr.	Executive Officer	October 02, 2008

/s/ Troy LeMaile-Stovall
Troy LeMaile-Stovall	Director	October 02, 2008

/s/ Justin McClure
Justin McClure	Director	October 02, 2008

/s/ John Palmer
John Palmer	Director	October 02, 2008

/s/ Steven G. Mihaylo
Steven G. Mihaylo	Director	October 02, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years ended June 30, 2008 and 2007, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas
October 2, 2008

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,
2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,911,680
Restricted cash	6,432
Accounts receivable, net of allowance for uncollectible accounts of $5,863	170,231
Inventory	285,410
Prepaid expenses and other current assets	610,865
Total current assets	4,984,618
Property and equipment, net	2,328,954
Goodwill	3,533,127
Subscriber acquisition costs, net	1,310,537
Other assets, net	38,087

TOTAL	$12,195,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$204,056
Accrued liabilities	654,187
Deferred revenue	1,271,901
Current portion of long-term debt	620,585
Total current liabilities	2,750,729
Long-term debt, net of current portion	1,331,096
Minority interest in subsidiary	5,696
Total liabilities	4,087,521

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding, aggregate liquidation preference of $1,693,000	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031 issued and outstanding	168,571
Additional paid-in capital	63,588,884
Accumulated deficit	(55,678,544)

Total shareholders' equity	8,107,802

TOTAL	$12,195,323

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007
REVENUES:
Internet services	$8,430,931	$7,984,786
Other	346,102	-
Total	8,777,033	7,984,786

OPERATING COSTS AND EXPENSES:
Connectivity and operations	5,924,638	4,995,030
Sales and marketing	504,261	209,427
General and administrative	3,371,005	2,323,425
Provision for bad debt (recoveries) expense	(679)	3,993
Depreciation and amortization	1,172,974	790,518
Impairment loss	780,000	-
Total	11,752,199	8,322,393

LOSS FROM OPERATIONS	(2,975,166)	(337,607)
INTEREST INCOME	87,251	24,641
INTEREST EXPENSE	(112,432)	(34,164)

Minority interest in loss of consolidated subsidiary	724	-

NET LOSS, BEFORE INCOME TAXES	(2,999,623)	(347,130)
INCOME TAX EXPENSE	-	-
NET LOSS	$(2,999,623)	$(347,130)

NET LOSS PER COMMON SHARE:
BASIC	$(0.20)	$(0.03)
DILUTED	$(0.20)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	14,978,681	12,508,914
DILUTED	14,978,681	12,508,914

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, JUNE 30, 2006	-	$-	12,508,914	$125,089	$57,061,952	$(52,331,791)	$4,855,250
Stock compensation expense	-	-	-	-	100,028	-	100,028
Net loss	-	-	-	-	-	(347,130)	(347,130)
BALANCE, JUNE 30, 2007	-	-	12,508,914	125,089	57,161,980	(52,678,921)	4,608,148
Issuance of preferred stock	2,889,076	28,891	-	-	1,578,292	-	1,607,183
Issuance of common stock	-	-	4,348,117	43,482	4,714,586	-	4,758,068
Stock compensation expense	-	-	-	-	134,026	-	134,026
Net loss	-	-	-	-	-	(2,999,623)	(2,999,623)
BALANCE, JUNE 30, 2008	2,889,076	$28,891	16,857,031	$168,571	$63,588,884	$(55,678,544)	$8,107,802

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(2,999,623)	$(347,130)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest	(724)	-
Depreciation and amortization	1,172,974	790,518
Impairment loss	780,000	-
Gain on disposal of fixed assets	-	(21,637)
Provision for bad debt (recoveries) expense	(679)	3,993
Non-cash stock compensation expense	134,026	100,028
Changes in operating assets and liabilities (net of effects of assets acquired, less liabilities assumed):
Accounts receivable	16,722	(841)
Inventory	140,503	22,575
Prepaid expenses and other current assets	(110,106)	(185,695)
Other assets	(37,003)	2,289
Other long-term liabilities	-	(47,320)
Accounts payable and accrued liabilities	(337,689)	54,739
Deferred revenue	4,363	(87,898)
Net cash (used in) provided by operating activities	(1,237,236)	283,621
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,190,290)	(319,707)
Change in restricted cash	(6,432)	-
Cash received from (paid for) acquisitions	655,102	(265,785)
Net cash used in investing activities	(541,620)	(585,492)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,987,625	-
Net proceeds from issuance of preferred stock	1,307,183	-
Proceeds from issuance of long term debt	71,787	302,553
Principal payments under capital lease obligations	-	(58,227)
Principal payments of long-term debt	(458,946)	(96,969)
Net cash provided by financing activities	4,907,649	147,357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,128,793	(154,514)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	782,887	937,401
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,911,680	$782,887
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$109,966	$23,602

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended June 30,
	2008	2007
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$770,443	$-
Debt assumed in connection with acquisitions	$-	$100,529
Debt issued in connection with acquisitions, net	$863,500	$347,572
Non-cash adjustments for final purchase accounting in connection with acquisitions	$137,175	$-
Non cash change in lease classification	$-	$126,507
Minority interest liability	$5,696	$-
Borrowings extinguished for preferred stock	$300,000	$-

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2008 and 2007

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation— Internet America, Inc. is an Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced an operating loss for the fiscal year ended June 30, 2008 and has experienced continued declines in subscribers since fiscal 2002. The Company’s operations are subject to certain risks and uncertainties, including that the rural customer base will not increase at the expected rate; the difficulty of identifying and acquiring wireless Internet customers and infrastructure on attractive terms and of integrating those acquisitions into its operations; the availability of needed financing; competition with existing or new competitors; changes in industry pricing or technological developments impacting the Internet; dependence on network infrastructure, telecommunications providers and other vendors; service interruptions or impediments; and the inability to hire and retain qualified personnel. The stock price has been volatile historically and may continue to be volatile. There can be no assurance that the Company will be successful in achieving profitability and positive cash flow in the future.

Basis of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Reclassifications— Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. These classifications had no effect on 2007 net loss or shareholders’ equity.

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

During the year ended June 30, 2008, the Company recorded bad debt recoveries of approximately $1,000. For the year ended June 30, 2007, the Company recorded a provision for bad debt expense totaling approximately $4,000. The charges were recorded as a result of monthly evaluations during the year of the collectibility of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected, and collection efforts were continued on such accounts.

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

Restricted Cash — Restricted cash consists of cash deposited in a bank account by United States Department of Agriculture Rural Utilities Service for advances on the Company’s loan. Money in the account is to be used solely for the purposes for which each advance is made. Restricted cash is stated at cost, which approximates fair value.

Inventory— The Company values inventory at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventory consists primarily of wireless internet access equipment and routers.

Property and Equipment— Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to fifteen years.

Goodwill— Goodwill is the excess acquisition costs of a business over the fair value of the identifiable net assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject to annual impairment tests. Other identifiable assets with definite lives continue to be amortized over their useful lives. Accordingly, the Company reviews goodwill for impairment annually and/or if events or changes in circumstances indicate the carrying value of goodwill may have been impaired. The Company reviews intangible assets with definite lives for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test, is judgmental in nature and often involves significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 5.50% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth rate.

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. Accordingly, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from these acquisitions during the year ended June 30, 2008. The Company concluded that no impairment of goodwill occurred during the year ended June 30, 2007.

Subscriber Acquisition Costs— Subscriber acquisition costs primarily relate to acquisitions completed during the years ended June 30, 2006, 2007 and 2008. The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months. From April 1, 2006 to March 31, 2007, subscriber acquisition costs were amortized over 36 months. Prior to April 1, 2006, subscriber acquisition costs were amortized over 24 months. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000.

Long-Lived Assets— The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the year ended June 30, 2008.

Stock-Based Compensation— On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The fair value of each option granted during the year ended June 30, 2008 is estimated to range from $0.26 to $0.72 using the Black-Scholes pricing model with the following assumptions: option term until exercise of 4 years, volatility ranging from 243% to 253%, risk-free interest rate ranging from 2.8% to 4.6%, and an expected dividend yield of zero. The expected term of options represents the period of time that options granted are expected to be outstanding. Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term. The risk-free rate is derived from the U. S. Treasury yield.

As of June 30, 2008, the total compensation costs related to non-vested awards not yet recognized is approximately $230,000. The period over which this cost will be recognized is approximately 4 years.

The adoption of SFAS 123(R) had no effect on cash flow from operations and cash flow from financing activities for the years ended June 30, 2008 and 2007.

Advertising Expenses— The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2008 and 2007 were approximately $132,000 and $65,000, respectively. The Company focuses primarily on a direct mail form of advertising.

Income Taxes— Deferred tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

On July 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, and as a result management assessed its various income tax positions, and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax years remain subject to examination by various federal and state tax jurisdictions.

Basic and Diluted Net Income Per Share— Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that could occur upon exercise or conversion of these instruments.

During the year ended June 30, 2008, no options were included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the year then ended. For the year ended June 30, 2007 options to purchase 326,141 shares of common stock were not included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the year then ended.

Use of Estimates— The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

New accounting standards—  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

Comprehensive Income— The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2008 and 2007.

2. Acquisitions

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

During the year ended June 30, 2007, the Company completed the acquisition of assets of three wireless broadband Internet service providers. During the year ended June 30, 2008, in accordance with these asset purchase agreements, the Company adjusted the purchase price to reflect certain adjustments to the total consideration. The approximate adjusted amounts are summarized below:

	June 30,
	2008	2007
Purchase price:
Cash	$266,000	$266,000
Assumed liabilities	65,000	72,000
Notes (net of imputed interest of $8,000)	218,000	348,000
Assumption of long term debt	100,000	100,000
Total	$649,000	$786,000

Allocation of purchase price:
Fixed assets and inventory	$120,000	$134,000
Subscriber acquisition cost	529,000	652,000
Total	$649,000	$786,000

3. Property and Equipment

Property and equipment consist of:

June 30,
2008

Land	$30,000

Infrastructure in progress	$145,824

Depreciable assets:
Data communications and office equipment	$8,178,965
Computer software	782,441
Furniture and fixtures	260,886
Leasehold improvements	21,777
Building	20,450
9,264,519
Less accumulated depreciation and amortization	(7,111,389)
$2,153,130

$2,328,954

The Company owns land in Victoria, Texas; this property includes an office for Southwest Texas operations and a tower used in our wireless network. Infrastructure in progress relates to wireless equipment which was purchased by the Company for near future improvement and upgrades to its existing wireless networks. The equipment will be included in data communications equipment and depreciated when placed in service.

Depreciation expense charged to operations was approximately $678,000 and $552,000 for the years ended June 30, 2008 and 2007, respectively.

4. Goodwill, Subscriber Acquisition Costs and Other Assets

Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2008, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the year ended June 30, 2007.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The Company did not record increases in goodwill during the years ended June 30, 2008 or 2007. Subscriber acquisition costs increased by approximately $1,036,000, during the year ended June 30, 2008 due to the acquisition of TeleShare. Subscriber acquisition costs were adjusted by a decrease of approximately $123,000, due to purchase price adjustments on acquisitions completed during the year ended June 30, 2007, as described more fully in Note 2.

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers. From April 1, 2006 to March 31, 2007, these costs were amortized over 36 months. Prior to April 1, 2006, these costs were amortized over 24 months. The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000. Total subscriber acquisition costs were approximately $2,818,000 and $1,896,000 for the year ended June 30, 2008 and 2007, respectively. Amortization expense for the year ended June 30, 2008 and 2007 was approximately $495,000 and $238,000, respectively. Subscriber acquisition costs related to the NeoSoft and PDQ acquisitions were fully amortized as of June 30, 2002. As of June 30, 2008, expected amortization expense for the fiscal years ended is as follows:

2009	$485,000
2010	427,000
2011	394,000
2012	4,000
2013 and thereafter	-
Total expected amortization expense	$1,310,000

Other assets consist of deposits on leaseholds and services.

5. Accrued Liabilities

Accrued liabilities consist of:

June 30,
2008
Property, franchise and sales tax expenses	$191,772
Employee wages and benefits	209,698
Professional fees	119,451
Accrued payable on abandoned lease	87,765
Investor relations and communication fees	22,078
Deferred rent	10,314
Interest	9,109
Other	4,000
$654,187

6. Long-Term Debt

As of June 30, 2008 long-term debt consists of:

Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $7,307)	$62,452
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $4,728)	23,106
Note payable due August 8, 2010, payable in monthly installments of $1,033 beginning October 8, 2008 with interest imputed at 5% (net of unamortized discount of $2,540)	21,219
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $16,324)	83,900
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $3,058)	42,392
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $2,370)	32,855
Amount payable due in equal quarterly installments beginning 120 days from issuance of note with interest payable at a rate to be determined by the 12-month LIBOR rate at date of note issuance	95,324
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $50,887)	735,083
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service, due in equal monthly installments over 84 months payable in monthly installments of $19,536 including interest at 4.9%	845,266
Note payable due February 12, 2009 payable in monthly installments of $1,261	10,084
1,951,681
Less current portion	(620,585)
Long-term debt, net of current portion	$1,331,096

As of June 30, 2008, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $1,681,000. The prime rate at June 30, 2008 was 5%. The direct cost of money rate applied to the RUS loan on the date of borrowing is equal to the cost of borrowing of the Department of Treasury for 7 year obligations. At June 30, 2008, the direct cost of money rate on borrowings to date averaged 4.9% .

The following is a schedule by fiscal years of the principal payments under these agreements as of June 30, 2008.

2009	$620,585
2010	647,646
2011	438,111
2012	245,339
Thereafter	-
Total principal payments	$1,951,681

7. Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain of its facilities including tower space under operating leases. Rental expense under these leases was approximately $953,000, and $547,000 for the years ended June 30, 2008 and 2007, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts at June 30, 2008, are listed below.

	2009	2010	2011	2012	2013	Thereafter	Total
Connectivity contracts	$791,000	$737,000	$270,000	$23,000	$-	$-	$1,821,000
Operating leases	531,000	401,000	361,000	281,000	132,000	12,000	1,718,000
	$1,322,000	$1,138,000	$631,000	$304,000	$132,000	$12,000	$3,539,000

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

8. Shareholders' Equity

Earnings Per Share— There were no “in the money” options as of June 30, 2008 or June 30, 2007.

Series A Preferred Stock — The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock.

On October 17, 2007, the Company entered into a Purchase Agreement (the “October Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company sold 2,889,076 shares of a newly designated Series A Preferred Stock, for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction. Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, participated in the sale as Purchasers, as described in Note 11.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from the date the Series A Preferred Stock is issued and payable in arrears, when and as declared by the Board, quarterly. Cumulative dividends in arrears were approximately $121,044 at June 30, 2008. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the October Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to grant “piggyback” registration rights to the Purchasers.

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

Employee Stock Purchase Plan— Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which initially provided for the issuance of a maximum of 200,000 shares of Common Stock and was initially approved by the Company’s shareholders on November 4, 1999. In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every July 1, October 1, January 1 and April 1. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During April 2006, the Company temporarily suspended future purchases in the Purchase Plan due to lack of employee participation. There were no shares purchased by employees under this plan during the years ended June 30, 2008 and 2007. At June 30, 2008, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plans—The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 1,200,000 shares of common stock were reserved for issuance under the 1998 Option Plan. In connection with the adoption of the 2007 Stock Option Plan, as further described below, the Board of Directors determined that the terms of the 1998 Stock Option Plan of the Company will not be renewed.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee's services, except in cases when the optionee is terminated "for cause" (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company has 29,500 options outstanding to its employees under the 1998 Option Plan at June 30, 2008. These options are exercisable at prices ranging from $9.25 to $13.19 per share of common stock.

The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America Common Stock. Pursuant to the Employee and Consultant Stock Option Plan, the Company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors. A total of 260,063 shares of Common Stock have been reserved for issuance under the Employee and Consultant Option Plan. There were no options outstanding under this plan at June 30, 2008 or 2007.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above. The remaining 15,576 options outstanding to its employees that are not related to any plan were forfeited during the year ended June 30, 2008.

On October 26, 2004, the Board of Directors adopted the 2004 Non-Employee Director Plan (the “2004 Option Plan”) specifically to grant stock to non-employee directors. The maximum term of options granted under the 2004 Option Plan is ten years. Options granted under the 2004 Option Plan are nontransferable and expire upon the termination of the director’s service on the Board of Directors. A total of 600,000 shares of common stock were reserved for issuance under the 2004 Option Plan. In connection with the adoption of the 2007 Stock Option Plan, described below, the Board of Directors amended the 2004 Non-Employee Director Plan to reduce the number of shares available for issuance upon the exercise of options under that plan from 600,000 to 131,556, being the number of shares covered by outstanding options granted under that plan as of March 30, 2007. The Company currently has 131,556 options outstanding to its non-employee directors under the 2004 Option Plan at June 30, 2008. These options are exercisable at prices ranging from $0.77 to $1.07 per share of common stock.

On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares may be granted as incentive and nonqualified stock options to employees, executives and directors. Options to purchase the following number of shares are outstanding to the category of persons indicated as of June 30, 2008: an aggregate of 168,444 shares to directors, 550,000 shares to executive officers and 380,000 shares to non-executive employees. These options are exercisable at prices ranging from $0.50 to $1.00 per share of common stock.

A summary of the status of the Company's stock options as of June 30, 2008 and 2007 and changes during the years ended on those dates is presented below:

	June 30, 2008		June 30, 2007
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	980,076	$0.93	263,301	$2.37
Granted	475,000	0.77	803,444	0.50
Exercised	-	-	-	-
Forfeited	(195,576)	0.59	(86,669)	1.29
Outstanding at end of period	1,259,500	0.92	980,076	0.93
Options exercisable at year end	567,778	1.21	326,141	1.74

The following table summarizes information about stock options outstanding at June 30, 2008:

	Number Outstanding	Weighted-Average Remaining Contractual	Number Exercisable
Exercise Price	at 6/30/08	Life as of 6/30/08 (Years)	at 6/30/08
$ 0.50	838,444	8.80	406,722
$ 0.77	51,948	1.81	51,948
$ 1.00	260,000	8.79	-
$ 1.02	19,608	1.62	19,608
$ 1.07	60,000	1.33	60,000
$ 9.25	7,000	1.46	7,000
$ 13.19	22,500	1.51	22,500
	1,259,500		567,778

A summary of the Company’s non-vested options as of June 30, 2008 and changes during fiscal 2008 is presented as follows:

		Weighted-Average Fair Value
	Non-vested
	options	at Grant Date
Non-vested at June 30, 2007	653,935	$0.29
Granted	475,000	0.48
Vested	(264,713)	0.39
Forfeited	(172,500)	0.27
Non-vested at June 30, 2008	691,722	$0.40

9.  Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2008 and 2007 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2008 and 2007, consist of:

	June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,967,000	$9,852,000
Intangible assets	2,245,000	2,169,000
Allowance for doubtful accounts	2,000	2,000
Stock compensation	80,000	-
Other	177,000	179,000
Total deferred tax assets	13,471,000	12,202,000
Deferred tax liabilities:
Other	-	-
Total deferred tax liability	-	-
Total net deferred tax	13,471,000	12,202,000
Valuation allowance	(13,471,000)	(12,202,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized. During the year ended June 30, 2008, the valuation allowance increased by approximately $1,269,000.

At June 30, 2008, the Company has net operating loss carryforwards of approximately $32 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2028 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2008 and 2007 is as follows:

	June 30,
	2008	2007
Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	0%	0%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2008.

11. Related Party Transactions

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the years ended June 30, 2008 and 2007:

	June 30,
	2008	2007
Troy LeMaile Stovall	$16,000	$16,750
Justin McClure	16,000	16,500
John Palmer	20,412	15,500
Steven Mihaylo	10,140	-
Cynthia Ocker	223,663	-
	$286,215	$48,750

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

EXHIBIT INDEX

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1 3.2 3.3 3.4	Articles of Incorporation (1) Statement of Resolution of Series A Preferred Stock(2) Statement of Resolution of Series A Preferred Stock(2) Statement of Resolution of Series B Preferred Stock(2)
3.2	Bylaws, as amended (3)
4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.2 4.3 4.4	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (5) Purchase Agreement dated as of Registration Rights October 17, 2007 (2) Agreement dated as of October 17, 2007 (2)
4.5	Securities Purchase Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
4.6	Registration Rights Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
10.1	Stock Purchase Agreement between Registrant and TeleShare Communications Services, Inc. dated July 27, 2007 (6)
10.2	Internet America, Inc. 2007 Stock Option Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*

  *Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)	Incorporated by reference to exhibits 4.1 through 4.5 to Form 8-K filed on October 23, 2007 (file no. 0001144204-07-055892)
(3)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(4)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(5)	Incorporated by reference to exhibits 4.1 through 4.3 to Form 8-K filed on December 11, 2007 (file no. 0001144204-07-066863)
(6)	Incorporated by reference to exhibit 99.1 to Form 8-K (file no. 0001144204-07-039539) filed August 1, 2007.
(7)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.