Form 10-Q
period 2008-09-30
INTERNET AMERICA INC
filed 2008-10-30
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ x ]

As of October 24, 2008, registrant had 16,857,031 shares of Common Stock at $.01 par value, outstanding.

--------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,469,974	$3,911,680
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $6,951 and $5,863
as of September 30, 2008 and June 30, 2008, respectively	188,915	170,231
Inventory	327,341	285,410
Prepaid expenses and other current assets	640,668	610,865
Total current assets	4,633,330	4,984,618

Property and equipment---net	2,190,013	2,328,954
Goodwill---net	3,533,127	3,533,127
Subscriber acquisition costs---net	1,181,503	1,310,537
Other assets---net	37,232	38,087
TOTAL	$11,575,205	$12,195,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$244,340	$204,056
Accrued liabilities	500,733	654,187
Deferred revenue	1,193,604	1,271,901
Current portion of long-term debt	645,450	620,585
Total current liabilities	2,584,127	2,750,729

Long-term debt	1,165,424	1,331,096
Minority interest in subsidiary	5,727	5,696
Total liabilities	3,755,278	4,087,521

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding as of September 30, 2008 and June 30, 2008, aggregate
liquidation preference of $1,693,000	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031
issued and outstanding as of September 30, 2008 and June 30, 2008	168,571	168,571
Additional paid-in capital	63,611,873	63,588,884
Accumulated deficit	(55,989,408)	(55,678,544)
Total shareholders' equity	7,819,927	8,107,802
TOTAL	$11,575,205	$12,195,323

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
REVENUES:
Internet services	$1,954,715	$2,095,028
Other	50,138	77,166
Total	2,004,853	2,172,194

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,351,178	1,414,780
Sales and marketing	70,013	138,409
General and administrative	587,928	699,952
Provision for bad debt expense	1,088	11,355
Depreciation and amortization	295,797	266,423
Total	2,306,004	2,530,919

LOSS FROM OPERATIONS	(301,151)	(358,725)
INTEREST INCOME	(15,722)	(9,829)
INTEREST EXPENSE	25,404	25,276

Minority interest in (income) loss of consolidated subsidiary	(31)	191

NET LOSS	$(310,864)	$(373,981)

NET LOSS PER COMMON SHARE:
BASIC	$(0.02)	$(0.03)
DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,857,031	12,545,871
DILUTED	16,857,031	12,545,871

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(310,864)	$(373,981)
Adjustments to reconcile net income to net cash
used in operating activities:
Minority interest	31	(191)
Depreciation and amortization	295,797	266,423
Loss on disposal of fixed assets	5,850	-
Provision for bad debt expense	1,088	11,355
Non-cash stock compensation expense	22,989	17,853
Changes in operating assets and liabilities (net of effects
of assets acquired, less liabilities assumed):
Accounts receivable	(19,772)	(45,642)
Inventory	(41,931)	(43,045)
Prepaid expenses and other current assets	(29,803)	(63,065)
Other assets	855	(21,238)
Accounts payable and accrued liabilities	(113,170)	90,962
Deferred revenue	(78,297)	16,511
Net cash used in operating activities	(267,227)	(144,058)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(35,872)	(204,662)
Change in restricted cash	-	(32,437)
Proceeds from sale of property and equipment	2,200	-
Cash provided from acquisitions	-	655,102
Net cash provided by (used in) investing activities	(33,672)	418,003
FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	-	71,787
Principal payments of long-term debt	(140,807)	(53,404)
Net cash provided by (used in) financing activities	(140,807)	18,383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(441,706)	292,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,911,680	782,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,469,974	$1,075,215
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$23,668	$19,971

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$-	$770,443
Debt issued in connection with acquisitions, net	$-	$863,500
Minority interest liability	$-	$6,420

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission.  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB (SEC Accession No. 0001144204-08-055890).

2.	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.  These classifications had no effect on 2007 net loss or shareholders’ equity.

3.	Basic and Diluted Net Loss Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2008 and 2007.  During the three months ended September 30, 2008 and 2007, options to purchase 567,778 and 333,641 shares of common stock, respectively, were not included in the computation of diluted EPS because the options were not “in the money” as of September 30, 2008 and 2007, respectively.  There were no options “in the money” at September 30, 2008 and 2007.  There were no options exercised to purchase shares of common stock during the three months ended September 30, 2008 or 2007.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2008, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the quarter ended September 30, 2008.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $1,182,000 and $1,311,000, as of September 30, 2008 and June 30, 2008, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three months ended September 30, 2008 and 2007 was $129,034 and $103,657, respectively.  As of September 30, 2008, amortization expense for the fiscal years ended June 30, 2009, 2010, 2011 and 2012 is expected to be approximately $485,000, $427,000, $394,000 and $5,000, respectively.

6.	Income Taxes

During the three months ended September 30, 2008 and 2007, the Company generated a net loss of $310,864 and $373,981, respectively.  No provision for income taxes has been recorded for the three months ended September 30, 2008 and 2007, as the Company has net operating losses generated in the current and prior periods.  As of September 30, 2008, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $13.6 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1, 2007, the Company adopted Financial Account Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  As a result of the implementation of FIN 48, management assessed its various income tax positions; and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes.  Those estimates may be subject to review by respective taxing authorities.  A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material.  The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary.  The 2004, 2005, 2006 and 2007 tax periods remain subject to examination by various federal and state tax jurisdictions.

7.	Long-Term Debt

Long-term debt consists of:

	September 30,	June 30,
	2008	2008
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $5,843)	$56,102	$62,452
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $3,495)	23,106	23,106
Note payable due August 8, 2010, payable in monthly installments of $1,033 beginning October 8, 2008 with interest imputed at 5% (net of unamortized discount of $2,236)	21,219	21,219
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 5% (net of unamortized discount of $14,462)	79,491	83,900
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $2,387)	37,602	42,392
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $1,850)	29,142	32,855
Amount payable due in equal quarterly installments beginning 120 days from issuance of note with interest payable at a rate to be determined by the 12-month LIBOR rate at date of note issuance	95,324	95,324
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $41,554)	665,831	735,083
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	796,754	845,266
Note payable due February 12, 2009 payable in monthly installments of $1,261	6,303	10,084
	1,810,874	1,951,681
Less current portion	(645,450)	(620,585)
Total long-term debt	$1,165,424	$1,331,096

The Company’s long-term debt is unsecured except for approximately $1,626,000 and $1,681,000 as of September 30, 2008 and June 30, 2008, respectively, which is secured by certificates of deposit and certain inventory and equipment.

8.	Related Parties

The following table shows amounts paid to three non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007
Troy LeMaile Stovall	$3,000	$7,000
Justin McClure	3,000	7,000
John Palmer	3,000	10,265
Steven Mihaylo	3,893	-
Cindy Ocker	32,007	13,825
	$44,900	$38,090

9.	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  Adoption of this pronouncement had no impact on our consolidated financial position and results of operations.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that provides an array of Internet services to residential and business subscribers and is currently serving approximately 29,000 subscribers in Texas as of September 30, 2008. Of the Company’s 29,000 total subscribers, approximately 7,900 are wireless broadband Internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Wireless revenues continue to grow and totaled approximately $1,041,000, or 51.9% of total revenues, for the quarter ending September 30, 2008, compared to approximately $886,000, or 40.8% of total revenues, for the same period last fiscal year.

The Company continues to experience an attrition of dial-up Internet service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies.  We operate in a highly competitive market for each of our non-wireless service offerings.  The competitive environment impacts the churn rates we experience. Near the end of October 2008, the Company entered into an agreement with an aggregator that allows the Company to resell DSL broadband internet service over most of the metropolitan and suburban areas of the United States where it is currently available.  Management does not anticipate this arrangement adding significant profits in the near term but we anticipate it helping us to offset the attrition of dial-up customers to other broadband providers and allowing us to fulfill additional demand for this service.

Over the past twelve months, we took steps to better prepare the Company for a more difficult economic environment.  First, we raised sufficient capital in the fall of 2007 to fund internally our capital needs for 2008.  We then entered into a nine month process of improving quality and customer satisfaction as well as simplifying our internal systems and procedures.  Quality process implementation substantially improved our productivity, which can be measured in ways such as headcount reduction from 93 total employees in December 2007 to fewer than 60 at the end of October 2008.  At the same time we have made investments in our infrastructure to improve quality and network capacity by investing approximately $1.2 million in fiscal 2008 and an additional $36,000 in the quarter ending September 30, 2008.  With the ongoing completion of the capacity and infrastructure upgrades, we are now returning to marketing to increase new subscribers. We anticipate no significant negative churn in wireless Broadband subscribers and instead modest growth, before any acquisitions are taken into account.

During most of calendar 2008, we focused on system simplification, on infrastructure improvements, and on the quality process, all of which we expect to contribute to our future profitability and productivity.  The Company upgraded and expanded areas where our network has been experiencing congestion due to the bandwidth demands created by the growth of our customer base.  During this upgrade process, we restricted the addition of new customers to those areas of the network that did not have capacity and performance issues.  We created “no sale” regions for any wireless Broadband coverage areas scheduled for improvement projects. These “no sale” regions were internally restricted from the addition of new customers until the upgrades were completed and tested.  Because we restricted sales in many areas, we decreased sales and marketing expenses by 49.6% for the quarter ended September 30, 2008 compared to 2007. We recognized that the potential benefit of advertising would occur only after systems were upgraded.

During “no sale” periods in many of our market areas, we experienced a reduction in the rate of growth of the Company’s wireless customer count, and in some areas a slight decrease in the existing customer base. Our decline in new customer additions is a direct result of our deliberate actions during the upgrade; and, to a lesser extent, of the challenging present economic environment.   The Company’s customer count for wireless broadband Internet services remained relatively stable, decreasing from 8,000 subscribers at June 30, 2008 to approximately 7,900 subscribers as of September 30, 2008. We believe that customer stability during the “no sale” period and the beginnings of the recession is a positive sign that we should be able to maintain a relatively stable wireless customer base during an economic recession, as some demand may continue to exist in areas previously covered by our internal “no sale” restrictions.

The Company experienced significant reductions in headcount as it adopted quality processes.  Staffing was previously increased during the first and second quarters of the year ended June 30, 2008, with the highest headcount being 93 employees in December 2007.  As our productivity has increased due to quality initiatives, we have reduced headcount by more than one-third to fewer than 60 people at the date of this filing. The increases in personnel costs in the second and third quarters of fiscal 2008 are not expected to continue in fiscal 2009.

During 2008, we experienced increases in telecommunications cost per subscriber by increasing network capacity to provide higher quality service to our customers as we increased our wireless broadband footprint. This cost increase is offset partially by entering into more favorable agreements with telecommunications service providers.  Overall, decreases in telecommunications costs from the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 totaled approximately $129,000.

The rural and suburban wireless ISP (“WISP”) industry is fragmented with ample consolidation opportunity.   The Company estimates that there are up to 2,500 potential WISP acquisition candidates in the United States, including approximately 150 in Texas. Although we will continue to consider development and acquisition opportunities in non-metropolitan markets in Texas, our current focus is on larger acquisition opportunities outside our current geographical region which offer greater opportunities for expanding our subscriber base.

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many WISPS that are not in a strong financial position today and that have not made efforts similar  to Internet America’s to improve quality and systems.  We believe other WISPs are impacted by recent economic conditions and will now be more interested in combinations which offer the management experience that Internet America offers and that also need access to the systems and capital that will be necessary to grow their businesses.  The Company is focusing on markets that enhance its geographic and strategic plans.  As we have gained experience in both opening de novo markets and acquiring smaller ISP’s and WISP’s, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and to which we can provide qualified, experienced management. The Company is currently focused on larger acquisitions that will be accretive after completing integration and that will not materially drain our cash resources.

Over the past year, Company management has actively addressed the declining subscriber base and decrease in its total revenues and the related impact on profitability while preparing for an economic turndown.  We completed the sale of additional securities in private placements to provide ample capital to make investments in infrastructure and withstand temporary operating losses.  We invested capital in quality process improvements that have substantially improved our productivity. For the three months ended September 30, 2008, net loss plus non-cash items provided cash of $15,000, compared to cash used of $79,000 for the same period last year.  We will continue these efforts of improvement, stabilization and growth possibilities, and management believes we are in a fortunate position today, able to better withstand an economic slowdown or to capitalize on growth possibilities.  Additionally these continued efforts may yield improvements in profitability and cash flow from operations. Today, Internet America is a leaner, more efficient organization that is better prepared to sustain more challenging economic times.  We believe that we have sufficient capital resources and cash on hand to withstand a short or prolonged economic downturn, and we are in a strong position to grow internally and through acquisitions should the economy strengthen.

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

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.   In addition to miscellaneous revenue, other revenue for fiscal year 2009 and 2008 includes telex messaging service revenues.

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees, and wages of network operations and customer support personnel. Connectivity costs include (i) fees paid to telephone companies for subscribers' dial-up connections to our network; (ii) fees paid to backbone providers for connections from our network to the Internet; and (iii) equipment and tower lease costs for our new wireless networks.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth certain unaudited financial data for the three months ended September 30, 2008 and 2007.  Operating results for any period are not indicative of results for any future period.

	Three Months Ended
	September 30, 2008		September 30, 2007
	(000’s, except share and per share data)	% of Revenues	(000’s, except share and per share data)	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,955	97.5%	$2,095	96.5%
Other	50	2.5%	77	3.5%
Total	2,005	100.0%	2,172	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,351	67.4%	1,415	65.2%
Sales and marketing	70	3.5%	139	6.4%
General and administrative	588	29.3%	700	32.2%
Provision for bad debt expense	1	0.0%	11	0.5%
Depreciation and amortization	296	14.8%	266	12.2%
Total	2,306	115.0%	2,531	116.5%
OPERATING LOSS	(301)	(15.0)%	(359)	(16.5)%
INTEREST INCOME	15	0.8%	10	0.5%
INTEREST EXPENSE	(25)	(1.3)%	(25)	(1.2)%
Minority interest in (income) loss of consolidated subsidiary	0	0.0%	(0)	0.0%
NET LOSS	$(311)	(15.5)%	$(374)	(17.2)%
NET LOSS PER COMMON SHARE:
BASIC	$(0.02)		$(0.03)
DILUTED	$(0.02)		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,857,031		12,545,871
DILUTED	16,857,031		12,545,871
OTHER DATA:
Subscribers at end of period (1)	29,000		34,400
EBITDA(2)	$(5)		$(93)
EBITDA margin(3)	-0.3%		-4.3%
CASH FLOW DATA:
Cash flow used in operations	$(267)		$(144)
Cash flow provided by (used in) investing activities	$(34)		$418
Cash flow provided by (used in) financing activities	$(141)		$18
Reconciliation of net loss to EBITDA:
Net loss	$(311)		$(374)
Add:
Depreciation and amortization	296		266
Interest income	(15)		(10)
Interest expense	25		25
EBITDA (2)	$(5)		$(93)

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (Continued)

Total revenue.  Total revenue decreased by $167,000, or 7.7%, to $2,005,000 for the three months ended September 30, 2008, from $2,172,000 for the three months ended September 30, 2007.  The Company’s total subscriber count decreased by 5,400, or 15.7%, to 29,000 as of September 30, 2008 compared to 34,400 as of September 30, 2007.  The Company’s wireless broadband Internet subscriber count increased by 400, or 5.3%, to 7,900 as of September 30, 2008, compared to 7,500 as of September 30, 2007. Wireless broadband Internet revenue increased by $155,000 to $1,041,000 as of September 30, 2008 compared to $886,000 as of September 30, 2007.  The Company has not completed any acquisitions during the last twelve months, during which we have focused on network improvements which will increase potential for organically growing the Company’s subscriber count through increased sales efforts in the future.  The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $183,000.  This decrease is attributed to the loss of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $64,000, or 4.5%, to $1,351,000 for the three months ended September 30, 2008, from $1,415,000 for the three months ended September 30, 2007.  Data and telecommunications expense decreased by $96,000 to $394,000 as of September 30, 2008 compared to $490,000 as of September 30, 2007 by entering into more favorable agreements with telecommunications service providers.  Other decreases in expense of approximately $26,000 relate to reductions in merchant fees and travel expenses in fiscal 2009. These decreases in telecommunications and other expenses were offset by an increase in contract labor and consumable supplies expenses of $34,000 to $134,000 as of September 30, 2008 compared to $100,000 as of September 30, 2007.  The increase was primarily due to network improvement activity during this fiscal year.  Tower lease expense increased by $24,000 to $96,000 as of September 30, 2008 compared to $72,000 as of September 30, 2007.  The increase in tower leases relates to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations.

Sales and marketing. Sales and marketing expense decreased by $69,000, or 49.6%, to $70,000 for the three months ended September 30, 2008, compared to $139,000 for the three months ended September 30, 2007.  During the upgrade process on our network started in fiscal 2008, we have restricted the addition of new customers to certain areas of the network until the capacity can be expanded to meet the demand and provide quality service to our customers.  This has allowed us to temporarily reduce marketing personnel, advertising, travel and consulting expenses.

General and administrative.  General and administrative expense (G&A) decreased by $112,000, or 16.0%, to $588,000 for the three months ended September 30, 2008, from $700,000 for the three months ended September 30, 2007.  Facilities costs decreased by $86,000 as of September 30, 2008, to $81,000 at September 30, 2008 from $167,000 at September 30, 2007, due to the write off of the abandoned corporate headquarters lease in Dallas in the previous year.   Telecommunications expense decreased by $33,000 to $38,000 as of September 30, 2008 from $71,000 as of September 30, 2007, due primarily to decreased long distance services by entering into a more favorable agreement with the telecommunications service provider. These decreases were offset by a $7,000 increase in other general and administrative costs including personnel, insurance, stock compensation, professional fees for legal and accounting services and consulting fees paid to contract labor for telex messaging services, which totaled $469,000 as of September 30, 2008 compared to $462,000 as of September 30, 2007.

Provision for bad debt expense.  Provision for bad debt expense decreased to $1,000 for the three months ended September 30, 2008, from $11,000 for the three months ended September 30, 2007.  This decrease is due primarily to a sales effort to increase the number of customers enrolled in electronic payment methods, whereby non-payment for services is decreased.  As of September 30, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization increased by $30,000, or 11.3%, to $296,000 for the three months ended September 30, 2008, from $266,000 for the three months ended September 30, 2007.  The increase is primarily related to an increase in amortization of subscriber acquisition costs derived from acquisitions during first quarter of fiscal 2008.

Interest (expense) income, net. For both the three months ended September 30, 2008 and 2007, the Company recorded interest expense of $25,000, which is related to acquisition debt and the RUS loan outstanding.  Interest income increased by $5,000, or 50.0%, to $15,000 due primarily to the increase in cash balances provided by issuance of Series A Preferred and Common Stock.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.  For the three months ended September 30, 2008, cash used in operations was $267,000 compared to cash used in operations of $144,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, net loss plus non-cash items contributed $15,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue. For the three months ended September 30, 2007, net loss plus non-cash items used cash of $79,000.  Additional increases in accounts receivable, purchases of inventory, and purchase of other assets were offset by increases of accounts payable and an increase in deferred revenue.

Cash used in investing activities totaled $34,000 for the three months ended September 30, 2008, which relates primarily to the improvements in existing wireless broadband Internet infrastructure. Cash provided by investing activities totaled $418,000 for the three months ended September 30, 2007, which relates primarily to cash provided by the acquisition of TeleShare, offset by the deployment of new wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $141,000 for the three months ended September 30, 2008, consisted of principal payments on long term debt including notes related to acquisitions and the RUS loan.  Cash provided by financing activities, which totaled $18,000 for the three months ended September 30, 2007, consisted of principal payments on long term-debt, offset by borrowings on the RUS loan.

We estimate that cash on hand of $3.5 million at September 30, 2008 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure.  Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions.  However, additional financing may be required to fund future acquisitions.  Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

The current focus of our acquisition program is to identify prospective opportunities that would provide us with a larger number of subscribers, larger revenue base and geographic expansion. Such an acquisition would allow us to spread the cost of our well developed systems, superior network performance, high quality customer care and technical support over an increased number of subscribers. Leveraging the efficiencies of our operations over a larger subscriber base would provide us with the benefits of larger economies of scale. Acquisition opportunities with operations outside of Texas would also allow us to become a national player in the delivery of wireless internet service, thereby providing geographical diversity and more stability to our subscriber base. Financing for such an acquisition would likely come from the public issuance of equity securities and/or the private sale of debt or equity securities. If such capital financing arrangements or borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our acquisition program to match available funding.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in effect as of September 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.  There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC.
(Registrant)

Date: 10/28/08	By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 10/28/08	By: /s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc