Form 10-Q
period 2008-12-31
INTERNET AMERICA INC
filed 2009-02-17
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☒

As of February 17, 2009, registrant had 16,857,031 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐  No ☒

- i -

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,045,630	$3,911,680
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $5,798 and $5,863
as of December 31, 2008 and June 30, 2008, respectively	142,790	170,231
Inventory	300,592	285,410
Prepaid expenses and other current assets	704,196	610,865
Total current assets	4,199,640	4,984,618
Property and equipment---Net	2,143,963	2,328,954
Goodwill---Net	3,533,127	3,533,127
Subscriber acquisition costs---Net	1,061,407	1,310,537
Other assets---Net	13,518	38,087
TOTAL	$10,951,655	$12,195,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$262,270	$204,056
Accrued liabilities	383,740	654,187
Deferred revenue	1,118,776	1,271,901
Current portion of long-term debt	658,163	620,585
Total current liabilities	2,422,949	2,750,729

Long-term debt, net of current portion	1,007,089	1,331,096
Minority interest in subsidiary	5,639	5,696
Total liabilities	3,435,677	4,087,521

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Preferred stock 10% cumulative, convertible, $.01 par value: 5,000,000 shares authorized, 2,889,076
issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031
issued and outstanding as of December 31, 2008 and June 30, 2008	168,571	168,571
Additional paid-in capital	63,633,146	63,588,884
Accumulated deficit	(56,314,630)	(55,678,544)
Total shareholders' equity	7,515,978	8,107,802
TOTAL	$10,951,655	$12,195,323

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES:
Internet services	$1,930,332	$2,154,708	$3,885,047	$4,249,166
Other	57,585	115,299	107,723	191,132
Total	1,987,917	2,270,007	3,992,770	4,440,298

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,339,613	1,394,726	2,690,791	2,846,410
Sales and marketing	72,832	172,878	142,845	311,286
General and administrative	613,377	1,186,169	1,201,306	1,847,316
Provision for (recoveries of) bad debt	(1,152)	(7,460)	(65)	3,895
Depreciation and amortization	277,307	304,232	573,104	570,655
Total	2,301,977	3,050,545	4,607,981	5,579,562

LOSS FROM OPERATIONS	(314,060)	(780,538)	(615,211)	(1,139,264)
INTEREST INCOME	11,803	24,524	27,525	34,354
INTEREST EXPENSE	(23,052)	(31,672)	(48,457)	(56,948)

Minority interest in loss of consolidated subsidiary	87	204	57	395

NET LOSS	$(325,222)	$(787,482)	$(636,086)	$(1,161,463)

NET LOSS PER COMMON SHARE:
BASIC	$(0.02)	$(0.06)	$(0.04)	$(0.09)
DILUTED	$(0.02)	$(0.06)	$(0.04)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
BASIC	16,857,031	13,682,584	16,857,031	13,120,749
DILUTED	16,857,031	13,682,584	16,857,031	13,120,749

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(636,086)	$(1,161,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	(57)	(395)
Depreciation and amortization	573,104	570,655
Loss on disposal of fixed assets	2,170	—
Provision for (recoveries of) bad debt	(65)	5,801
Non-cash stock compensation expense	44,262	58,665
Changes in operating assets and liabilities (net of effects
of assets acquired, less liabilities assumed):
Accounts receivable	27,505	(35,546)
Inventory	(15,182)	(79,435)
Prepaid expenses and other current assets	(93,331)	(126,868)
Other assets	24,569	(22,125)
Accounts payable and accrued liabilities	(212,233)	180,454
Deferred revenue	(153,125)	40,301
Net cash used in operating activities	(438,469)	(569,956)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(152,086)	(442,659)
Change in restricted cash	—	(6,432)
Proceeds from sale of property and equipment	10,934	—
Cash provided by acquisitions	—	655,102
Net cash provided by (used in) investing activities	(141,152)	206,011
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,987,625
Proceeds from issuance of preferred stock	—	1,307,183
Proceeds from issuance of long term debt	—	71,787
Principal payments of long-term debt	(286,429)	(188,204)
Net cash provided by (used in) financing activities	(286,429)	5,178,391

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(866,050)	4,814,446
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,911,680	782,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,045,630	$5,597,333
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$46,847	$56,948

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$—	$770,443
Debt assumed in connection with acquisitions	$—	$100,529
Debt issued in connection with acquisitions, net	$—	$863,500
Minority interest liability	$—	$6,420
Borrowings extinguished for preferred stock	$—	$300,000

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

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2008 and 2007.  During the three and six months ended December 31, 2008 and 2007, options to purchase 585,278 and 331,141 shares of common stock, respectively, were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2008 and 2007, respectively.  There were no options “in the money” at December 31, 2008 and 2007.  There were no options exercised to purchase shares of common stock during the three and six months ended December 31, 2008 or 2007.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2008, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the six months ended December 31, 2008.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $1,061,000 and $1,311,000, as of December 31, 2008 and June 30, 2008, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three and six months ended December 31, 2008 was $120,096 and $249,130, respectively.  As of December 31, 2008, amortization expense for the fiscal years ended June 30, 2009, 2010, 2011 and 2012 is expected to be approximately $485,000, $427,000, $394,000 and $5,000, respectively.

6.	Income Taxes

During the three and six months ended December 31, 2008, the Company generated a net loss of $325,222 and $636,086, respectively.  During the three and six months ended December 31, 2007, the Company generated a net loss of $787,482 and $1,161,463, respectively.   No provision for income taxes has been recorded for the three and six months ended December 31, 2008 and 2007, as the Company has net operating losses generated in the current and prior periods.   As of December 31, 2008, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $13.7 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

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

7.	Long-Term Debt

Long-term debt consists of:

	December 31,	June 30,
	2008	2008
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $4,570)	$49,623	$62,452
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $3,033)	23,106	23,106
Note payable due February 12, 2009 payable in monthly installments of $1,261	2,521	10,084
Note payable due August 28, 2010, payable in monthly installments of $1,033 with interest imputed at 9% (net of unamortized discount of $877)	19,614	21,219
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $12,707)	74,982	83,900
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $1,802)	32,733	42,392
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $1,396)	25,370	32,855
Amount payable due in equal quarterly installments beginning 120 days from issuance of note with interest payable at a rate to be determined by the 12-month LIBOR rate at date of note issuance	93,991	95,324
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $33,121)	595,665	735,083
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	747,647	845,266
	1,665,252	1,951,681
Less current portion	(658,163)	(620,585)
Long-term debt, net of current portion	$1,007,089	$1,331,096

The Company’s secured long-term debt totals approximately $1,490,000 and $1,681,000 as of December 31, 2008 and June 30, 2008, respectively.   Amounts are secured by certificates of deposit and certain inventory and equipment.   The prime rate at December 31, 2008 and June 30, 2008 was 3.25% and 5.00%, respectively.

8.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the six months ended December 31, 2008 and 2007:

	Six Months Ended
	December 31,
	2008	2007
Troy LeMaile Stovall	$8,676	$11,500
Justin McClure	8,250	11,500
John Palmer	9,073	16,662
Steven Mihaylo	8,893	4,378
Cindy Ocker	76,834	56,623
	$111,726	$100,663

9.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities. Adoption of the pronouncement as it relates to our financial assets and liabilities had no impact on our consolidated financial position or results of operations and the Company is currently evaluating the impact of SFAS No. 157 on our non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS No. 160 on our financial statements.

10.	Merger Agreement with KeyOn Communications Holdings, Inc. and Subsequent Events

On November 14, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with KeyOn Communications Holdings, Inc., a Delaware corporation (“KeyOn”), and IA Acquisition, Inc. (“AcquisitionSub”), a Delaware corporation wholly owned by Internet America, pursuant to which AcquisitionSub will be merged with and into KeyOn with KeyOn continuing as the surviving corporation wholly-owned by Internet America (the “Merger”).

If the merger is consummated, the Company will issue an aggregate of 16,155,906 shares of Company common stock to KeyOn shareholders in a stock-for-stock exchange for all outstanding shares of KeyOn common stock. Upon completion of the Merger, KeyOn shareholders will own 45%, and Internet America shareholders will own 55%, of the aggregate number of shares of common and preferred stock of the Company outstanding. The ratio between the 16,155,906 shares of Internet America common stock and the number of shares of outstanding KeyOn common stock at the effective time of the Merger is referred to as the “Exchange Ratio”.

If the merger is consummated, Internet America will assume all options to purchase shares outstanding at July 28, 2008, and warrants to purchase an aggregate of 281,875 shares, of KeyOn common stock, that are not otherwise exercised in accordance with their terms before the effective time of the Merger. Assumed options and warrants will become exercisable to purchase shares of Internet America common stock and will generally retain their same terms and conditions, except that the number of shares of Internet America common stock subject to such options and warrants, and the exercise price thereof, will each be adjusted by the Exchange Ratio.

The proposed Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Merger was approved by the holders of a majority of the outstanding shares of KeyOn by written consent.  The consummation of the Merger is subject to effectiveness of the Form S-4 Registration Statement filed by the Company with the Securities and Exchange Commission, the mailing of the Prospectus to KeyOn shareholders, the completion of certain conditions to closing, and other customary closing conditions.  Among other obligations, KeyOn is required to reach a liquidity threshold by reducing or eliminating certain current liabilities combined with raising additional equity, to meet certain financial covenants and to restructure its $4,500,000 short-term obligation into a long-term debt obligation with a 5 year maturity and a ten-year amortization.  Each party to the Merger Agreement has rights to terminate that agreement if certain covenants of the other party are not performed or conditions to the closing are not met. A copy of the Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K Current Report on November 18, 2008.

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

Overview

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that provides an array of Internet services to residential and business subscribers and is currently serving approximately 28,400 subscribers in Texas as of December 31, 2008. Of the Company’s 28,400 total subscribers, approximately 7,900 are wireless broadband Internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. Wireless revenues continue to grow and totaled approximately $1,061,000, or 53.4% of total revenues, for the quarter ending December 31, 2008, compared to approximately $1,036,000, or 45.6% of total revenues, for the same period last fiscal year.

On November 14, 2008, the Company entered into a definitive agreement to merge with KeyOn Communications Holdings, Inc. (“KeyOn”) in a stock-for-stock transaction, with KeyOn shareholders maintaining 45% of the merged companies. Management expects the efficiencies derived from scale economies as a result of the merger will enable the Company to immediately reduce and maintain lower overall operating expenses.  Operating margins are also expected to be positively impacted by the cross-selling of existing products and the introduction of new, related services across the expanded customer base.  As part of its conditions to closing among other obligations, KeyOn is required to reach a liquidity threshold by reducing or eliminating certain current liabilities combined with raising additional equity. The closing is also subject to, among other customary closing conditions, the performance of certain financial covenants and the effectiveness of the registration statement filed with the SEC.  Extensive information about the merger, including the risks involved, is contained in the Form S-4/A registration statement of the Company.

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

The Company is focused on remaining prepared for a more difficult economic environment.  First, we raised sufficient capital in the fall of 2007 to fund internally our capital needs for 2008.  We then entered into a nine month process of improving quality and customer satisfaction as well as simplifying our internal systems and procedures as further discussed below.  Quality process implementation substantially improved our productivity, which can be measured in ways such as headcount reduction from 93 total employees in December 2007 to 57 at the end of December 2008.  At the same time we have made investments in our infrastructure to improve quality and network capacity by investing approximately $1.2 million in fiscal 2008 and an additional $152,000 in the six months ending December 31, 2008.

During calendar 2008, the Company made capital investments to upgrade and expand areas where our network has been experiencing congestion due to the bandwidth demands created by the growth of our customer base.  While upgrading, we restricted the addition of new customers to those areas of the network that did not have capacity and performance issues.  We created “no sale” regions for any wireless Broadband coverage areas scheduled for improvement projects. These “no sale” regions were internally restricted from the addition of new customers until the upgrades were completed and tested. We experienced a decline in new customer additions as a direct result of our deliberate actions during the upgrade and, to a lesser extent, of the challenging present economic environment.   The Company’s customer count for wireless broadband Internet services remained relatively stable, decreasing from 8,000 subscribers at June 30, 2008 to approximately 7,900 subscribers through the first two fiscal quarters of 2009. We believe that customer stability during the “no sale” period and the beginnings of the recession is a positive sign that we should be able to maintain a relatively stable wireless customer base during an economic recession, as some demand may continue to exist in areas previously covered by our internal “no sale” restrictions. We continue to remove selling restrictions only on a regional basis, as improvements are completed.

The Company experienced significant reductions in headcount as it adopted quality processes.  Staffing was previously increased during the first and second quarters of the year ended June 30, 2008, with the highest headcount being 93 employees in December 2007.  As our productivity has increased due to quality initiatives, we have reduced headcount by more than one-third to 57 people at the date of this filing. There was a corresponding decrease in salaries and wages of approximately $126,000 to $920,000 as of December 31, 2008 compared to $1,046,000 as of December 31, 2007.

During 2008 we experienced increases in telecommunications cost per subscriber by increasing network capacity to provide higher quality service to our customers as we increased our wireless broadband footprint. This cost increase is offset partially by entering into more favorable agreements with telecommunications service providers.  Overall, decreases in telecommunications costs from the six months ended December 31, 2008 compared to the same period in the previous year, totaled approximately $293,000.

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

While there is no guarantee that we will make significant or numerous acquisitions, the management of the Company believes that there are many WISPS that are not in a strong financial position today and that have not made efforts similar  to Internet America’s to improve quality and systems.  We believe other WISPs are impacted by recent economic conditions and will now be more interested in combinations which offer the management experience that Internet America offers and that also need access to the systems and capital that will be necessary to grow their businesses.  The Company is focusing on markets that enhance its geographic and strategic plans.  As we have gained experience in both opening de novo markets and acquiring smaller ISPs and WISPs, acquisitions remain attractive as an important method of acquiring substantial subscriber bases that we can enlarge and to which we can provide qualified, experienced management. The Company is currently focused on larger acquisitions that will be accretive after completing integration and that will not materially drain our cash resources. Larger acquisitions with geographic expansion would provide us with an opportunity to spread the cost of our well developed systems, superior network performance, high quality customer care and technical support over an increased number of subscribers. Financing for such an acquisition would likely come from the public issuance of equity securities and/or the private sale of debt or equity securities.

Over the past year, Company management has actively addressed the declining subscriber base and decrease in its total revenues and the related impact on profitability while preparing for an economic turndown.  We completed the sale of additional securities in private placements to provide ample capital to make investments in infrastructure and withstand temporary operating losses.  We invested capital in quality process improvements that have substantially improved our productivity. For the six months ended December 31, 2008, net loss plus non-cash items used cash of $16,000, compared to cash used of $527,000 for the same period last year, which is a measurement of the results of our efficiency and cost reduction measures.  We will continue these efforts of improvement, stabilization and growth possibilities, and management believes we are in a fortunate position today, able better to withstand an economic slowdown or to capitalize on growth possibilities.  Additionally these continued efforts may yield improvements in profitability and cash flow from operations. Today, Internet America is a leaner, more efficient organization that is better prepared to sustain more challenging economic times.  We believe that we have sufficient capital resources and cash on hand to withstand a short or prolonged economic downturn, and we are in a strong position to grow internally and through additional acquisitions should the economy strengthen.

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

Bad debt expense consists primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries.  Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense. Recoveries of bad debt represent the collection of accounts which had previously been written off.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following table sets forth certain unaudited financial data for the three months ended December 31, 2008 and 2007.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended December 31,
	2008	% of Revenues	2007	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,931	97.1%	$2,155	94.9%
Other	58	2.9%	115	5.1%
Total	1,989	100.0%	2,270	100.00%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,340	67.4%	1,395	61.5%
Sales and marketing	73	3.7%	172	7.6%
General and administrative	614	30.8%	1,186	52.3%
Recoveries of bad debt	(1)	(0.1)%	(7)	(0.3)%
Depreciation and amortization	277	13.9%	304	13.3%
Total	2,303	115.7%	3,050	134.4%
OPERATING LOSS	(314)	(15.7)%	(780)	(34.4)%
INTEREST INCOME	12	0.6%	25	1.1%
INTEREST EXPENSE	(23)	(1.2)%	(32)	(1.4)%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	(0)	(0.0)%
NET LOSS	$(325)	(16.3)%	$(787)	(34.7)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)		$(0.06)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,857,031		13,682,584
OTHER DATA:
Subscribers at end of period (1)	28,400		33,200
EBITDA(loss)(2)	$(37)		$(476)
EBITDA margin(3)	(1.9%)		(21.0%)
Reconciliation of net loss to EBITDA (loss):
Net loss	$(325)		$(787)
Add:
Depreciation and amortization	277		304
Interest income	(12)		(25)
Interest expense	23		32
EBITDA (loss)(2)	$(37)		(476)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
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

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007 (Continued)

Total revenue.  Total revenue decreased by $281,000, or 12.4%, to $1,989,000 for the three months ended December 31, 2008, from $2,270,000 for the three months ended December 31, 2007.  The Company’s total subscriber count decreased by 4,800, or 14.5%, to 28,400 as of December 31, 2008 compared to 33,200 as of December 31, 2007.  The Company’s wireless broadband Internet subscriber count increased slightly to 7,900 as of December 31, 2008, compared to 7,800 as of December 31, 2007. Wireless broadband Internet revenue increased by $25,000 to $1,061,000 as of December 31, 2008 compared to $1,036,000 as of December 31, 2007.  During the Company’s upgrade process in calendar 2008, we restricted the addition of new customers while improvements were made. The slight increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $249,000, which is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007.  Messaging revenues for the three months ended December 31, 2008 totaled $58,000 and varies based on customer demand.

Connectivity and operations. Connectivity and operations expense decreased by $55,000, or 3.9%, to $1,340,000 for the three months ended December 31, 2008, from $1,395,000 for the three months ended December 31, 2007. Data and telecommunications expense decreased by $134,000 to $373,000 as of December 31, 2008 compared to $507,000 as of December 31, 2007.  The decrease in data and telecommunications expense is due to our renegotiating more favorable terms with telecommunications service providers. The remaining decrease in expense relates primarily to a $5,000 decrease in travel and other costs and a $7,000, or 14%, decrease in merchant fees as a result of a 12.4% decrease in revenues.

The decreases in the previously discussed expenses were offset by an increase in consumable supplies and installation and repair expenses of $71,000 to $160,000 as of December 31, 2008 compared to $89,000 as of December 31, 2007. This increase is due to significant increase in service calls in the Greater Houston Texas region after the natural disaster, Hurricane Ike.  Additionally, in an effort to reduce capital expenditures and to make best use of resources, the Company aggressively increased its repair and recycle program for customer premise equipment.  The costs of refurbishing equipment are currently expensed as incurred. Tower lease expense increased by $11,000 to $105,000 as of December 31, 2008 compared to $94,000 as of December 31, 2007. The increase in tower leases relates to the growth of the Company’s wireless broadband Internet subscriber operations and to a lesser extent due to increases in tower rental rates. Salaries, wages and related personnel costs increased approximately $9,000 to $627,000 as of December 31, 2008 compared to $618,000 as of December 31, 2007.

Sales and marketing. Sales and marketing expense decreased by $99,000, or 57.6%, to $73,000 for the three months ended December 31, 2008, compared to $172,000 for the three months ended December 31, 2007.  Salaries and wages decreased $68,000 to $49,000 as of December 31, 2008 compared to $117,000 as of December 31, 2007 due to ongoing efforts to enhance efficiency and reduce headcount, including the present vacancy of the position of Vice President of Marketing.  A decrease in advertising, travel and consulting expenses by $37,000 to $18,000 as of December 31, 2008 compared to $55,000 as of December 31, 2007 is the result of a non-recurring expense of approximately $50,000 during fiscal year 2008 for reselling municipal Wi-Fi in Corpus Christi, offset by an increase in direct mail campaign costs during the three months ended December 31, 2008.  The above decreases were offset by a $6,000 increase in facilities expense for the three months ended December 31, 2008.

General and administrative.  General and administrative expense (G&A) decreased by $572,000, or 48.2%, to $614,000 for the three months ended December 31, 2008, from $1,186,000 for the three months ended December 31, 2007.  The decreases were related primarily to decreases in rent expense and professional and consulting fees as well as overall decreases in all G&A costs as a result of our ongoing cost reduction measures.

Rent expenses decreased by $324,000 to $66,000 as of December 31, 2008 compared to $390,000 as of December 31, 2007. In December 2007, the Company closed all operations at its downtown Dallas office resulting in $296,000 of additional expenses in the quarter ended December 31, 2007. The remaining decrease of $28,000 relates to the closing of additional field offices in late fiscal year 2008.

Professional and consulting fees decreased by approximately $123,000, to $135,000 as of December 31, 2008 compared to $258,000 as of December 31, 2007 primarily due to non-recurring expenses incurred in 2007.  During the quarter ended December 31, 2007, the Company incurred $51,000 in expenses related to investor relations, professional fees and costs incurred related to the annual meeting in December 2007. Additionally, during the quarter ended December 31, 2007, the Company expensed non-recurring legal fees of $38,000 related to ongoing litigation against a former landlord, in which the Company was the plaintiff and which was settled.  Consulting expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 decreased by $34,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Telecommunications expense decreased by $30,000 to $44,000 as of December 31, 2008 compared to $74,000 as of December 31, 2007. The decrease in data and telecommunications expense is due to our renegotiating more favorable terms with telecommunications service providers.  Salaries and wages decreased $28,000 to $244,000 as of December 31, 2008 compared to $272,000 as of December 31, 2007 due to ongoing efforts to enhance efficiency and reduce headcount. The expense related to the issuance of stock options and directors fees decreased by $14,000 to $41,000 as of December 31, 2008 compared to $55,000 as of December 31, 2007 due to the continued vesting. Insurance expenses decreased by $13,000 primarily due to the renegotiation of commercial insurance rates. Travel expenses were consistent with only a slight decrease of $1,000 to $6,000 as of December 31, 2008 from $7,000 as of December 31, 2007.

Provision for bad debt expense (recovery).  Provision for bad debt expense increased by $6,000 to ($1,000) recovery for the three months ended December 31, 2008, from ($7,000) recovery for the three months ended December 31, 2007. As of December 31, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $27,000, or 8.9%, to $277,000 for the three months ended December 31, 2008, from $304,000 for the three months ended December 31, 2007.  The decrease in depreciation totaling $17,000 relates to the increase in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $10,000 for acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 becoming fully amortized.

Interest income and expense. For the three months ended December 31, 2008 and 2007, the Company recorded interest expense of $23,000 and $32,000, respectively.  The $9,000 decrease in interest expense is due to the reduction of the Company’s long-term debt.  For the three months ended December 31, 2008 and 2007, the Company recorded interest income of $12,000 and $25,000, respectively. The $13,000 decrease in interest income is due to changes in cash on hand  and declining interest rates.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

The following table sets forth certain unaudited financial data for the six months ended December 31, 2008 and 2007.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).

	Six Months Ended December 31,
	2008	% of Revenues	2007	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$3,885	97.3%	$4,249	95.7%
Other	108	2.7%	192	4.3%
Total	3,993	100.0%	4,441	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,691	67.4%	2,846	64.1%
Sales and marketing	143	3.6%	311	7.0%
General and administrative	1,202	30.1%	1,847	41.6%
Provision for (recoveries of ) bad debt	(0)	0.0%	4	0.1%
Depreciation and amortization	573	14.3%	571	12.9%
Total	4,609	115.4%	5,579	125.7%
OPERATING LOSS	(616)	(15.4)%	(1,138)	(25.7)%
INTEREST INCOME	28	0.7%	34	0.8%
INTEREST EXPENSE	(48)	(1.2)%	(57)	(1.3)%
Minority interest in loss of consolidated subsidiary	(0)	0.0%	(0)	0.0%
NET LOSS	$(636)	(15.9)%	$(1,161)	(26.2)%
NET LOSS PER COMMON SHARE:
BASIC AND DILLUTED	$(0.04)		$(0.09)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILLUTED	16,857,031		13,120,749
OTHER DATA:
Subscribers at end of period (1)	28,400		33,200
EBITDA (loss)(2)	$(42)		$(567)
EBITDA margin(3)	(1.1%)		(12.8%)

Reconciliation of net loss to EBITDA:
Net loss	$(636)		$(1,161)
Add:
Depreciation and amortization	573		571
Interest income	(28)		(34)
Interest expense	48		57
EBITDA (loss)(2)	$(43)		$(567)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
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

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007 (Continued)

Total revenue.  Total revenue decreased by $448,000, or 10.1%, to $3,993,000 for the six months ended December 31, 2008, from $4,441,000 for the six months ended December 31, 2007.  The Company’s total subscriber count decreased by 4,800, or 14.5%, to 28,400 as of December 31, 2008 compared to 33,200 as of December 31, 2007.  The Company’s wireless broadband Internet subscriber count increased slightly to 7,900 as of December 31, 2008, compared to 7,800 as of December 31, 2007.  Wireless broadband Internet revenue increased by $181,000 to $2,102,000 as of December 31, 2008 compared to $1,921,000 as of December 31, 2007.  During the Company’s upgrade process in calendar 2008, we restricted the addition of new customers while improvements were made. The slight increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and other internet service related revenue of $544,000, which is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007, which decreased by $84,000 to $108,000 for the six months ended December 31, 2008 and varies based on customer demand.

Connectivity and operations. Connectivity and operations expense decreased by $155,000, or 5.5%, to $2,691,000 for the six months ended December 31, 2008, from $2,846,000 for the six months ended December 31, 2007.  There was a decrease in salaries and wages of approximately $28,000 to $1,278,000 as of December 31, 2008 compared to $1,306,000 as of December 31, 2007.  Data and telecommunications expense decreased by $230,000 to $767,000 as of December 31, 2008 compared to $997,000 as of December 31, 2007.  The decrease in data and telecommunications expense is due to our renegotiating more favorable terms with telecommunications service providers.  The remaining decrease in expense primarily relates to a decrease in merchant fees by $14,000 and a decrease in travel expenses by $24,000.

The decreases in the previously discussed expenses were offset by an increase in installation expenses of $105,000 to $294,000 as of December 31, 2008 compared to $189,000 as of December 31, 2007. This increase is due to significant increase in service calls in the Greater Houston Texas region after the natural disaster, Hurricane Ike, and ongoing network improvement activity.  Additionally, in an effort to reduce capital expenditures and to make best use of resources, the Company aggressively increased its repair and recycle program for customer premise equipment.  The costs of refurbishing equipment are currently expensed as incurred.  Tower lease expense increased by $35,000 to $201,000 as of December 31, 2008 compared to $166,000 as of December 31, 2007. The increase in tower leases relates to the growth of the Company’s wireless broadband Internet subscriber counts and operations and the positioning of our Company for our anticipated future growth being driven by our wireless broadband Internet operations and to a lesser extent due to increases in tower rental rates. Other miscellaneous costs increased by $1,000.

Sales and marketing. Sales and marketing expense decreased by $168,000, or 54.1%, to $143,000 for the six months ended December 31, 2008, compared to $311,000 for the six months ended December 31, 2007.  Salaries and wages decreased $85,000 to $111,000 as of December 31, 2008 compared to $196,000 as of December 31, 2007. This decrease was due to ongoing efforts to enhance efficiency and reduce headcount, including the elimination of outside sales force and present vacancy of the position of Vice President of Marketing.   Advertising, travel and consulting expenses decreased by $95,000 to $20,000 as of December 31, 2008 compared to $115,000 as of December 31, 2007.  Approximately $50,000 of non-recurring advertising was incurred during our initial launch of reselling municipal Wi-Fi in Corpus Christi, which occurred during the six months ended December 31, 2007. These decreases were slightly offset by allocation of facilities expense for inside sales force of $12,000.

General and administrative.  G&A decreased by $645,000, or 34.9%, to $1,202,000 for the six months ended December 31, 2008 from $1,847,000 for the six months ended December 31, 2007. Facilities costs decreased by $410,000 to $147,000 as of December 31, 2008 compared to $557,000 as of December 31, 2007 primarily due to the write off of the abandoned corporate headquarters lease in Dallas in the previous year and also to the closing of additional regional field offices.

Professional and consulting fees decreased by $157,000 to $238,000 as of December 31, 2008 compared to $395,000 as of December 31, 2007 primarily due to non-recurring expenses incurred in 2007.  During the six months ended December 31, 2007, the Company incurred $85,000 in expenses related to investor relations consulting fees and costs incurred related to the annual meeting in December 2007. Additionally, during the quarter ended December 31, 2007, the Company expensed non-recurring legal fees of $38,000 related to ongoing litigation against a former landlord, in which the Company was the plaintiff and which was settled.  Consulting expenses related to outsource management fees for telex messaging customers acquired from TeleShare in July 2007 decreased by $34,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Property taxes and insurance expenses decreased by $13,000 to $61,000 as of December 31, 2008 from $74,000 as of December 31, 2007 due to the renegotiation of insurance contracts. Telecommunications expense decreased by $63,000 to $82,000 as of December 31, 2008 compared to $145,000 as of December 31, 2007 due primarily to decreased long distance services by entering into a more favorable agreement with the telecommunications service provider. A net decrease in stock compensation and director fees of $8,000 to $77,000 as of December 31, 2008 compared to $85,000 as of December 31, 2007 was due to the continued vesting of stock options.  Salaries and wages were relatively consistent totaling $480,000 as of December 31, 2008 compared to $473,000 as of December 31, 2007. The remaining net decrease of $1,000 was primarily a result of various cost saving measures implemented during fiscal 2009.

Provision for bad debt expense.  Provision for bad debt expense decreased by $4,000 for the six months ended December 31, 2008.  This decrease is due primarily to a sales effort to increase the number of customers enrolled in electronic payment methods, whereby non-payment for services is decreased.  As of December 31, 2008, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization increased by $2,000, or 0.4%, to $573,000 for the six months ended December 31, 2008 from $571,000 for the six months ended December 31, 2007.  The net increase relates to a decrease of $13,000 in depreciation and an increase of $15,000 in amortization. A decrease of $13,000 in depreciation relates to the increase in fully depreciated assets still in use. This is offset by a $15,000 increase in amortization expense due to amortization of companies acquired in fiscal 2007.

Interest income and expense. For the six months ended December 31, 2008 and 2007, the Company recorded interest expense of $48,000 and $57,000, respectively.  The $9,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt. For the six months ended December 31, 2008 and 2007, the Company recorded interest income of $28,000 and $34,000, respectively. The $6,000 decrease in interest income is the result of a reduction in the interest rates.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities.  For the six months ended December 31, 2008, cash used in operations was $438,000 compared to cash used in operations of $570,000 for the six months ended December 31, 2007. For the six months ended December 31, 2008, net loss plus non-cash items used cash of $16,000.  Increases in accounts receivable and purchase of other assets were offset by decreases in inventory, prepaid expenses, accounts payable and deferred revenue.  For the six months ended December 31, 2007, net loss plus non-cash items used cash of $527,000. Decreases in accounts receivable, inventory, prepaid expenses and other assets were offset by increases in accounts payable and deferred revenue.

Cash used in investing activities totaled $141,000 for the six months ended December 31, 2008, which relates primarily to approximately $152,000 in cash used to purchase new wireless broadband Internet infrastructure, offset by proceeds from the sale of equipment of approximately $11,000.  Cash provided by investing activities totaled $206,000 for the six months ended December 31, 2007, which relates primarily to approximately $655,000 in cash provided by the acquisition of Teleshare, offset primarily by the deployment of new wireless broadband Internet infrastructure of approximately $443,000.

Cash used in financing activities for the six months ended December 31, 2008 totaled $286,000 and relates to the principal payments on long-term debt. Cash provided by financing activities, which totaled $5,178,000 for the six months ended December 31, 2007, consisted of the issuance of common and preferred stock resulting in net proceeds of $5,295,000 and borrowings on the RUS loan of $72,000, offset by principal payments on long term-debt totaling $188,000.

Internet America estimates that cash on hand of $3 million at December 31, 2008 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months for continuing operations in both existing and new markets as well as the planned deployment of additional wireless infrastructure.  Management believes that Internet America will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions.  However, additional financing may be required to fund future acquisitions.  Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

The focus of Internet America’s acquisition program has been to identify prospective opportunities that would provide us with a larger number of subscribers, larger revenue base and geographic expansion. This will allow us to spread the cost of our well developed systems, superior network performance, high quality customer care and technical support over an increased number of subscribers. Leveraging the efficiencies of Internet America’s operations over a larger subscriber base would provide us with the benefits of larger economies of scale. Expanding operations outside of Texas would also allow us to become a national player in the delivery of wireless internet service, thereby providing geographical diversity and more stability to our subscriber base, as well as the opportunity for cross marketing and selling new products to a larger base. Financing for such an acquisition would likely come from the public issuance of equity securities and/or the private sale of debt or equity securities. If such capital financing arrangements or borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our acquisition program to match available funding.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not be able to identify and negotiate acquisitions of wireless broadband Internet customers and infrastructure on attractive terms or successfully integrate those acquisitions into our operations, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business; (9) we may be accused of infringing upon the  intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (13) our stock price has been volatile historically and may continue to be volatile.  Additional risks and uncertainties relating specifically to the proposed merger with KeyOn include, without limitation, that (1) the proposed merger will cause disruptions in our business and the business of KeyOn, (2) we may fail to complete the merger, (3) we may fail to integrate successfully and achieve the anticipated benefits of the merger, (4) we have incurred and will incur additional significant costs associated with the merger that may exceed the benefits, (5) as a result of purchase accounting treatment, we will significantly increase amortization expense for intangibles relating to KeyOn which will decrease net income  for the foreseeable future, and (6) we may need to obtain additional financing to service the debt incurred in the merger.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our Form S-4/A Registration Statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered. There were no changes in our internal control over financial reporting during the six months ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Merger among Registrant, KeyOn Communications Holdings, Inc. and IA Acquisition, Inc. dated November 14, 2008.(1)
4.3	Amendment No. 2 to Rights Agreement dated as of November 24, 2008.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc
32.1	Section 1350 Certification of William E. Ladin, Jr.
32.2	Section 1350 Certification of Jennifer S. LeBlanc

(1)	Incorporated by reference to exhibit 2.1 to Form 8-K (file no. 0001144204-08-065145) filed November 18, 2008.
(2)	Incorporated by reference to exhibit 4.3 to Registration Statement on Form S-4 (Reg. No. 333-155886) filed December 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date:  02/17/09
By:  /s/ William E. Ladin, Jr.

William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date:  02/17/09
By:  /s/ Jennifer S. LeBlanc

Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc