Form 10-Q
period 2009-03-31
INTERNET AMERICA INC
filed 2009-05-08
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 06, 2009, registrant had 16,857,031 shares of Common Stock at $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,841,277	$3,911,680
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $9,180 and $5,863
as of March 31, 2009 and June 30, 2008, respectively	116,760	170,231
Inventory	261,617	285,410
Prepaid expenses and other current assets	569,646	610,865
Total current assets	3,795,732	4,984,618

Property and equipment---net	2,187,603	2,328,954
Goodwill---net	3,533,127	3,533,127
Subscriber acquisition costs---net	852,689	1,310,537
Other assets---net	13,818	38,087
TOTAL	$10,382,969	$12,195,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$286,718	$204,056
Accrued liabilities	472,676	654,187
Deferred revenue	1,088,350	1,271,901
Current portion of long-term debt	606,570	620,585
Current portion of capital lease obligations	20,347	-
Total current liabilities	2,474,661	2,750,729

Long-term debt	817,705	1,331,096
Long-term capital lease obligations	38,347	-
Minority interest in subsidiary	5,706	5,696
Total liabilities	3,336,419	4,087,521

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock 10% cumulative, $.01 par value: 5,000,000 shares authorized, 2,889,076
issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031
issued and outstanding as of March 31, 2009 and June 30, 2008	168,571	168,571
Additional paid-in capital	63,655,311	63,588,884
Accumulated deficit	(56,806,223)	(55,678,544)
Total shareholders' equity	7,046,550	8,107,802
TOTAL	$10,382,969	$12,195,323

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES:
Internet services	$1,878,991	$2,173,992	$5,764,038	$6,423,159
Other	44,481	102,183	152,204	295,219
Total	1,923,472	2,276,175	5,916,242	6,718,378

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,272,273	1,513,966	3,963,063	4,360,372
Sales and marketing	69,948	117,055	212,793	428,342
General and administrative	793,812	828,618	1,995,117	2,675,935
Provision for bad debt expense	3,381	(418)	3,317	5,383
Depreciation and amortization	256,929	297,318	830,034	867,973
Total	2,396,343	2,756,539	7,004,324	8,338,005

LOSS FROM OPERATIONS	(472,871)	(480,364)	(1,088,082)	(1,619,627)
INTEREST INCOME	(5,301)	(33,492)	(32,826)	(67,846)
INTEREST EXPENSE	23,956	38,366	72,412	95,315

Minority interest in loss (income) of consolidated subsidiary	(67)	393	(11)	788

NET LOSS	$(491,593)	$(484,845)	$(1,127,679)	$(1,646,308)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.07)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,857,031	16,857,031	16,857,031	14,357,119

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,127,679)	$(1,646,308)
Adjustments to reconcile net income to net cash
used in operating activities:
Minority interest	11	(788)
Depreciation and amortization	830,034	867,973
Loss on disposal of fixed assets	2,169	-
Provision for bad debt expense	3,317	5,383
Non-cash stock compensation expense	66,426	92,211
Changes in operating assets and liabilities (net of effects
of assets acquired, less liabilities assumed):
Accounts receivable	50,154	(32,794)
Inventory	23,793	97,785
Prepaid expenses and other current assets	41,219	(153,863)
Other assets	24,269	(33,850)
Accounts payable and accrued liabilities	(98,849)	(248,828)
Deferred revenue	(183,551)	77,077
Net cash used in operating activities	(368,687)	(976,002)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(275,914)	(1,067,168)
Change in restricted cash	-	(6,432)
Proceeds from sale of property and equipment	10,934	-
Cash received from acquisitions	-	655,102
Net cash used in investing activities	(264,980)	(418,498)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,987,625
Proceeds from issuance of preferred stock	-	1,307,183
Proceeds from issuance of long term debt	-	71,787
Principal payments of long-term debt	(436,736)	(321,540)
Net cash provided by (used in) financing activities	(436,736)	5,045,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,070,403)	3,650,555
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,911,680	782,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,841,277	$4,433,442
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$69,826	$88,155

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$-	$770,443
Debt assumed in connection with acquisitions	$-	$100,529
Debt issued in connection with acquisitions, net	$-	$863,500
Debt extinguished for breach of acquisition contract and related reduction in subscriber acquisition cost	$90,670	$-
Minority interest liability	$-	$5,632
Borrowings extinguished for preferred stock	$-	$300,000
Property and equipment purchased under capital lease	$58,694	$-

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

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.  These reclassifications had no effect on 2008 net loss or shareholders’ equity.

3.	Basic and Diluted Net Earnings Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2009 and 2008.  For the three and nine months ended March 31, 2009 and 2008, diluted earnings per share is the same as basic earnings per share due to the net loss. During the three and nine months ended March 31, 2009, options to purchase 746,639 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of  March 31, 2009. During the three and nine months ended March 31, 2008, options to purchase 572,288 shares of common stock were not included in the computation of diluted EPS because the effect would be anti-dilutive; 412,972 of these shares were “in the money” as of  March 31, 2008.  There were no options exercised to purchase shares of common stock during the nine months ended March 31, 2009 and 2008.

4.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from these estimates.

5.	Goodwill, net and Subscriber Acquisition Costs, net

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2008, the Company recorded $780,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the nine months ended March 31, 2009.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $853,000 and $1,311,000, as of March 31, 2009 and June 30, 2008, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three and nine months ended March 31, 2009 was $118,046 and $367,178, respectively.  As of March 31, 2009, amortization expense for the fiscal years ended June 30, 2009, 2010, 2011 and 2012 is expected to be approximately $475,000, $386,000, $355,000 and $4,000, respectively.

During the quarter ended March 31, 2009, the Company reduced subscriber acquisition costs by $90,670 due to a final adjustment to reduce the purchase price on an acquisition of assets by the total amount of related liability previously recorded as a long term amount payable.  Further, the Company has officially notified the seller of the Company’s claim for damages due to sellers’ breach of the Asset Purchase Agreement.  The claim of approximately $85,000 has been fully reserved due to the financial condition of the seller.

6.	Income Taxes

During the three and nine months ended March 31, 2009, the Company generated a net loss of $491,593 and $1,127,679, respectively.  For the three and nine months ended March 31, 2008, the Company generated a net loss of $484,845 and $1,646,308, respectively.  No provision for income taxes has been recorded for the three and nine months ended March 31, 2009 and 2008, as the Company has net operating losses generated in the current and prior periods.  As of March 31, 2009, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $13.9 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

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

7.	Long-Term Debt

Long-term debt consists of:

	March	June 30,
	2009	2008
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $3,445)	$42,998	$62,452
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $2,571)	23,106	23,106
Note payable due February 12, 2009 payable in monthly installments of $1,261	-	10,084
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $642)	16,926	21,219
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $11,054)	70,371	83,900
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $1,297)	27,786	42,392
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $1,005)	21,535	32,855
Amount payable estimated at June 30, 2008, prior to final adjustments to purchase price under Asset Purchase Agreement; the final adjustment recorded during the quarter ended March 31, 2009 reduced the amount payable to $0 (see Note 5)	-	95,324
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $25,613)	524,575	735,083
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	696,978	845,266
	1,424,275	1,951,681
Less current portion	(606,570)	(620,585)
Total long-term debt	$817,705	$1,331,096

The Company’s secured long-term debt totals approximately $1,352,000 and $1,681,000 as of March 31, 2009 and June 30, 2008, respectively.   Amounts are secured by certificates of deposit and certain inventory and equipment.

8.	Capital Lease Obligation

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2009:

2009	$8,322
2010	32,715
2011	32,288
2012	2,441
Total minimum lease payments	75,766
Less amounts representing interest	(17,072)
Present value of minimum capitalized payments	58,694
Less current portion	(20,347)
Long-term capitalized lease obligations	$38,347

9.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare Communications Services, Inc., a subsidiary of the Company, for contract services during the nine months ended March 31, 2009 and 2008:

	Nine Months Ended
	March 31,
	2009	2008
Troy LeMaile Stovall	$11,676	$15,250
Justin McClure	11,250	15,250
John Palmer	12,073	20,161
Steven Mihaylo	11,893	8,656
Cynthia Ocker	124,335	155,634
	$171,227	$214,951

10.	Terminated Merger Agreement with KeyOn Communications Holdings, Inc.

On February 19, 2009, the Company terminated the merger contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated November 14, 2008 among the Company, KeyOn Communications Holdings, Inc., a Delaware corporation (“KeyOn”), and IA Acquisition, Inc., a Delaware corporation wholly owned by Internet America.  The Company terminated the Merger Agreement due to KeyOn’s inability to comply in a material respect with certain of the covenants and conditions to closing required to be performed or satisfied by it under the Merger Agreement. Internet America has asserted its right to the termination fee and expenses due it under the Merger Agreement.

As reported in the Company’s Current Report on Form 8-K filed November 18, 2008, pursuant to the Merger Agreement, KeyOn would have become a wholly-owned subsidiary of Internet America by merger with and into IA Acquisition, Inc.  The Merger Agreement provided for the Company to issue an aggregate of 16,155,906 shares of Company common stock to KeyOn shareholders in a stock-for-stock exchange for all outstanding shares of KeyOn common stock. Upon completion of the proposed merger, KeyOn shareholders would have owned 45%, and Internet America shareholders would have owned 55%, of the aggregate number of shares of common and preferred stock of the Company outstanding after the merger.

Each party to the Merger Agreement had rights to terminate that agreement if certain covenants of the other party were not performed or conditions to the closing were not met. On February 18, 2009, the Company received a notice from KeyOn purportedly terminating the Merger Agreement. On February 19, 2009, Internet America responded that it did not consider KeyOn’s termination valid under the terms of the Merger Agreement, and gave notice of termination to KeyOn for the failure to comply in a material respect with certain of the covenants and conditions to closing required to be performed or satisfied by KeyOn under the Merger Agreement.  The Company has recorded a non-trade receivable from KeyOn of approximately $394,000, which is the sum of merger costs incurred by the Company of $194,000 and the termination fee of $200,000 as described in the Merger Agreement.  The Company has recorded an allowance for doubtful accounts of $394,000, the full balance of the non-trade receivable as of March 31, 2009.

11.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities. Adoption of the pronouncement as it relates to our financial assets and liabilities had no impact on our consolidated financial position or results of operations and the Company is currently evaluating the impact of SFAS No. 157 on our non-financial assets and liabilities.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves 8,000 wireless broadband Internet subscribers.   Since the Company’s founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 27,500 total subscribers in Texas as of March 31, 2009. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

Internet America’s focus, experience and proven ability to deliver quality high-speed broadband Internet in rural markets places us in an excellent position to expand our service area by utilizing funds made available for economic stimulus by The American Recovery and Reinvestment Act legislation, whose mission is to make high-speed broadband and other technologies available to everyone residing in the United States.  Management is working toward establishing public-private partnerships with state or local governments, utility providers, or other entities to bring high-speed broadband Internet more rapidly to rural communities.  Management believes we are better positioned than others in our industry to succeed in public-private partnerships because we have existing public-private partnerships operating successfully, we offer a high quality product and because our history and present operations already focus on that very mission.

In early fiscal 2007 we recognized the warning signs of a difficult capital market and signs of a slowing economy and responded in two ways. First, we raised excess capital to meet our needs in the future and second, we completed acquisitions to increase our wireless customer base by 4,100 to 7,500 as of September 30, 2007, compared to 3,400 as of September 30, 2006.  In January 2008, with more than 3 years experience in growing organically and through acquisitions, management refocused on creating and maintaining a ‘defect free’ philosophy by conforming acquired wireless networks to our standards, creating simplified and more efficient processes, and rewarding zero defect results. As a result, we improved the quality of our service and enhanced the productivity of our personnel.

Beginning in May 2008 and continuing through February 2009, the Company devoted substantial time and resources to a proposed merger with KeyOn Communications Holdings, Inc. (“KeyOn”). On February 19, 2009, the Company terminated the definitive agreement to merge with KeyOn.  The contemplated merger, announced in November 2008, was a stock-for-stock transaction, with Internet America shareholders maintaining 55% of the merged companies.  The termination was due to KeyOn’s inability to comply in a material respect with certain of the covenants and conditions to closing required to be performed or satisfied by it under the Merger Agreement. We have asserted our right to collect the termination fee and incurred expenses defined in the Merger Agreement. We recorded a receivable from KeyOn of approximately $394,000, which is the sum of direct merger costs incurred by the Company of $194,000 and the termination fee of $200,000.  The Company has recorded an allowance for doubtful accounts equal to the full amount of these receivables which had a material negative impact on our earnings for the three and nine months ended March 31, 2009. Additional indirect costs of management’s time negotiating and preparing to close the merger and the related travel costs also impacted reported losses.  Detailed information about the termination of the merger is contained in the Company’s Current Report on Form 8-K filed on February 24, 2009.

Acquisitions of rural and suburban wireless ISPs (“WISPs”) are no longer considered an essential method of increasing our subscriber base or enhancing our net income. The experiences that led us to this conclusion include the failure of the merger with KeyOn, time and focus required to close and integrate past acquisitions, and the significant expenses required to be incurred in order to conform acquired networks to our quality and performance standards.  In the future, we will consider proposed transactions to be attractive if they do not negatively impact our liquidity and have a clear path to closing and integration.  Given those stringent requirements, we are less likely to consummate acquisitions in the near term.

Our dedication and focus over the last 16 months to the quality process implementation including investing in infrastructure upgrades and simplifying internal systems and procedures has improved productivity and customer satisfaction.  Our success can be measured in ways such as improved EBITDA and decreases in expenses and headcount over the last year.  For the nine months ended March 31, 2009, reported EBITDA loss, adjusted for the amount written off related to the failed KeyOn merger of $194,000, was $64,000 compared to EBITDA loss of $751,000 for the nine months ended March 31, 2008, an improvement of $687,000 for this year-to-date.  During 2009, due to efficiencies gained, the Company reported decreases in salaries and wages of approximately $307,000 to $2,748,000 for the nine months ended March 31, 2009 compared to $3,055,000 for the nine months ended March 31, 2008.  Additional decreases in telecommunications costs for the nine months ended March 31, 2009 compared to the same period in the previous year totaled approximately $391,000 due to more favorable agreements with telecommunications service providers.  We expect our ongoing commitment to defect-free quality services to contribute to our future profitability and productivity.

Internet America is a leaner and more efficient company with good systems and processes.  Now, instead of expanding through acquisition that would likely increase our outstanding shares, the Company is focused on expanding our coverage in public-private partnerships with state or local governments, utility providers, or other entities to bring high-speed broadband Internet to more subscriber bases in rural communities without anticipated dilution to our existing shareholders.  The American Recovery and Reinvestment Act legislation has allocated a total of $7.2 billion in grants for programs to increase the deployment and adoption of high speed broadband Internet.  Management believes the Company is well positioned to assist public entities seeking to participate in grant programs by forming public-private partnerships for three main reasons.

First, we have already created a successful partnership with non-profit entities which has a substantial impact on their entire community.  In Chambers County, Texas, Internet America delivers high-speed internet to public buildings including local libraries and schools, and provides networks for communications among all public service providers including local and county law enforcement and fire fighters.  In partnership with a non-profit group, Chambers County Community Network, which is supported by a grant from the State of Texas Infrastructure Fund, Internet America provides Internet services to rural communities that did not previously have access to high speed broadband.

Additionally, management has implemented a process for increasing quality which has substantially improved our productivity.  This can be measured in ways such as headcount reduction from 93 total employees in December 2007 to 58 at the end of March 2009, a staffing level at which we have been operating successfully for the last 6 months.  We believe our proven ability to deliver quality service with greater efficiency will make Internet America a more attractive partner for public entities.  Our current systems have proven to have flexibility and the ability to expand.

Finally, our current mission is to deliver internet to rural markets.  We believe rural America needs convenient and affordable access to better education, more efficient delivery of public services, and technology that enables consumers to control their energy consumption. That access can be achieved through the provision of high speed broadband Internet access and the technologies associated with it.  The Company can provide qualified, experienced management who have an ongoing history of going where other providers will not and giving broadband Internet access to those residing outside of metropolitan areas.

The Company continues to experience an attrition of dial-up Internet service customers. The loss of these customers is primarily attributable to their moving to broadband connectivity with other service providers. The largest competitors in broadband access are the cable companies and regional Bell operating companies.  We operate in a highly competitive market for each of our non-wireless service offerings.  The competitive environment impacts the churn rates we experience. Although the decrease remains substantial, we are seeing a reduction in the churn rate which indicates a potentially slower rate of decline.

Near the end of October 2008, the Company entered into an agreement with an aggregator that allows the Company to resell DSL broadband internet service over most of the metropolitan and suburban areas of the United States where it is currently available.  In the near term we anticipate it helping us to reduce the attrition of dial-up customers to other broadband providers and allow us to fulfill additional demand for this service. As part of this agreement, the Company transitioned 1,200 DSL broadband Internet customers to the new provider.  The one-time charges associated with the conversion totaled approximately $40,000 during the quarter ended March 31, 2009.

We continue to increase the capacity and quality of our existing networks. However we expect to increase investment in marketing our rural wireless broadband in existing areas to increase the number of new subscribers. We anticipate no significant negative churn in wireless broadband subscribers, which has remained stable at approximately 8,000 subscribers during the last nine months, and instead expect modest growth as a result of this planned increase in marketing efforts.

Internet America is positioned today to drive the vision of delivering high speed broadband to every corner of rural America. We believe our continued efforts to increase our subscriber base will yield improvements in profitability and cash flow from operations. Because of our efforts to improve the quality and efficiency of our operations over the last few years, we believe that we are well positioned today to withstand an economic slowdown and/or to capitalize on growth possibilities. We believe that we have sufficient capital resources and cash on hand to withstand a short or prolonged economic downturn, and we are in a strong position to improve earnings by the creation of partnerships with public entities that take advantage of our capabilities and previous experience and should lead to a more rapid rate of growth without significant increases in shares outstanding.

Our present high-speed wireless broadband revenues are derived from subscribers on our own independently owned and maintained network.  In future public-private partnerships, Internet America may create competitive access to deployed infrastructure, bandwidth and other services.  Management believes this method will allow for a more rapid expansion of high-speed broadband Internet at a price which is competitive with that of metropolitan subscribers.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth certain unaudited financial data for the three months ended March 31, 2009 and 2008.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).

	Three Months Ended March 31,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,879	97.7%	$2,174	95.5%
Other	44	2.3%	102	4.5%
Total	1,923	100.0%	2,276	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,272	66.1%	1,514	66.5%
Sales and marketing	70	3.6%	117	5.1%
General and administrative	793	41.2%	829	36.5%
Provision for (recoveries of) bad debt	3	0.2%	(1)	(0.0)%
Depreciation and amortization	257	13.4%	297	13.0%
Total	2,395	124.5%	2,756	121.1%
OPERATING LOSS	(472)	(24.5)%	(480)	(21.1)%
INTEREST INCOME	5	0.3%	33	1.5%
INTEREST EXPENSE	(25)	(1.3)%	(38)	(1.7)%
Minority interest in loss of consolidated subsidiary	0	0.0%	(0)	(0.0)%
NET LOSS	$(492)	(25.5)%	$(485)	(21.3)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.03)		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,857,031		16,857,031
OTHER DATA:
Subscribers at end of period (1)	27,500		31,800
EBITDA(loss)(2)	$(215)		$(183)
EBITDA margin(3)	(11.2%)		(8.0%)
Reconciliation of net loss to EBITDA (loss):
Net loss	$(492)		$(485)
Add:
Depreciation and amortization	257		297
Interest income	(5)		(33)
Interest expense	25		38
EBITDA (loss)(2)	$(215)		$(183)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

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

Total revenue.  Total revenue decreased by $353,000, or 15.5%, to $1,923,000 for the three months ended March 31, 2009, from $2,276,000 for the three months ended March 31, 2008.  The Company’s total subscriber count decreased by 4,300, or 13.5%, to 27,500 as of March 31, 2009 compared to 31,800 as of March 31, 2008.  The Company’s wireless broadband Internet subscriber count of 8,000 as of March 31, 2009, was virtually unchanged from the subscriber count of 8,100 as of March 31, 2008. Wireless broadband Internet revenue decreased slightly by $20,000 to $1,097,000 as of March 31, 2009 compared to $1,117,000 as of March 31, 2008.  During the Company’s upgrade process in calendar 2008, we restricted the addition of new customers while improvements were made.  Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $275,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services.  Messaging revenues decreased by $58,000, or 56.9%, to $44,000 as of March 31, 2009, compared to $102,000 as of March 31, 2008.

Connectivity and operations. Connectivity and operations expense decreased by $242,000, or 16.0%, to $1,272,000 for the three months ended March 31, 2009, from $1,514,000 for the three months ended March 31, 2008.  Data and telecommunications expense decreased by $83,000 to $374,000 as of March 31, 2009 compared to $457,000 as of March 31, 2008.  The decrease in data and telecommunications expense is due to our renegotiating more favorable terms with telecommunications service providers. Consumable supplies and installation and repair expense decreased by $81,000 to $131,000 as of March 31, 2009 compared to $212,000 as of March 31, 2008, including costs of refurbishing equipment from our repair and recycle program which are currently expensed as incurred. We believe this decrease is an important measure of quality process program success. Salaries, wages and related personnel costs also were reduced by quality process initiatives and decreased by approximately $66,000 to $592,000 as of March 31, 2009 compared to $658,000 as of March 31, 2008.   Merchant fees also decreased by $7,000, to $42,000 as of March 31, 2009 due to declining revenues.  Tower lease expense increased slightly by $5,000 due to increases in tower rental rates but is otherwise stable and relates to the consistency of the Company’s wireless broadband Internet subscriber operations.

Sales and marketing. Sales and marketing expense decreased by $47,000, or 40.2%, to $70,000 for the three months ended March 31, 2009 compared to $117,000 for the three months ended March 31, 2008.  This change is almost entirely related to a decrease in salaries and wages of $52,000 to $52,000 as of March 31, 2009 compared to $104,000 as of March 31, 2008 due to the present Vice President of Marketing vacancy.  Print advertising and facilities allocations for inside sales force offsets this decrease for the quarter ended March 31, 2009.

General and administrative.  General and administrative expense (G&A) decreased by $36,000, or 4.3%, to $793,000 for the three months ended March 31, 2009, from $829,000 for the three months ended March 31, 2008.  In February 2009 the Company recorded a write off expense for direct costs incurred in the contemplated merger with KeyOn of $194,000. G&A expense adjusted for the amount written off related to the failed KeyOn merger decreased to $599,000 for the three months ended March 31, 2009, a reduction of $230,000 or 27.7%.

Salaries and wages decreased $83,000 to $235,000 as of March 31, 2009 compared to $318,000 as of March 31, 2008 due to ongoing efforts to enhance efficiency and reduce headcount. Professional and consulting fees decreased by approximately $67,000, to $111,000 as of March 31, 2009 compared to $178,000 as of March 31, 2008 due to reductions in outside consulting and accountant’s fees; additionally the Company did not incur costs during the quarter ended March 31, 2009 for an annual shareholders’ meeting which were incurred during the same period in 2008.

Telecommunications expense decreased by $15,000 to $45,000 as of March 31, 2009 compared to $60,000 as of March 31, 2008 due to our renegotiating more favorable terms with telecommunications service providers.  Rent and utilities expenses decreased by $10,000 to $66,000 as of March 31, 2009 compared to $76,000 as of March 31, 2008.  The expense related to the issuance of employee and director stock options decreased by $15,000 to $33,000 as of March 31, 2009 compared to $48,000 as of March 31, 2008 due to the continued vesting of stock options. Travel expenses decreased by $8,000 to $4,000 as of March 31, 2009 compared to $12,000 as of March 31, 2008.  Insurance expenses of $30,000 remained consistent for the comparable quarters.  Other G&A expenses decreased $31,000 to $75,000 from $106,000.

Provision for bad debt expense (recovery).  Provision for bad debt expense increased by $4,000 to $3,000 expense for the three months ended March 31, 2009, from $1,000 recovery for the three months ended March 31, 2008. As of March 31, 2009, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $40,000, or 13.5%, to $257,000 for the three months ended March 31, 2009, from $297,000 for the three months ended March 31, 2008.  The decrease in depreciation totaling $28,000 relates to the increase in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $12,000 for acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 becoming fully amortized.

Interest expense/income. For the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $24,000 and $38,000, respectively.  The $14,000 decrease in interest expense is due to the reduction of the Company’s long-term debt.  For the three months ended March 31, 2009 and 2008, the Company recorded interest income of $5,000 and $33,000, respectively. The $28,000 decrease in interest income is due to changes in cash on hand, declining interest rates, and closing of our interest bearing accounts. As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2009 and 2008.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).

	Nine Months Ended March 31,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$5,764	97.4%	$6,423	95.6%
Other	152	2.6%	295	4.4%
Total	5,916	100.0%	6,718	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,963	67.0%	4,360	64.9%
Sales and marketing	213	3.6%	429	6.4%
General and administrative	1,995	33.7%	2,676	39.8%
Provision for bad debt	3	0.1%	5	0.1%
Depreciation and amortization	830	13.9%	868	12.9%
Total	7,004	118.3%	8,338	124.1%
OPERATING LOSS	(1,088)	(18.3)%	(1,620)	(24.1)%
INTEREST INCOME	32	0.5%	68	1.0%
INTEREST EXPENSE	(72)	(1.2)%	(95)	(1.4)%
Minority interest in loss of consolidated subsidiary	0	0.0%	1	0.0%
NET LOSS	$(1,128)	(19.0)%	$(1,646)	(24.5)%
NET LOSS PER COMMON SHARE:
BASIC AND DILLUTED	$(0.07)		$(0.11)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILLUTED	16,857,031		14,357,119
OTHER DATA:
Subscribers at end of period (1)	27,500		31,800
EBITDA (loss)(2)	$(258)		$(751)
EBITDA margin(3)	(4.4%)		(11.2%)
CASH FLOW DATA:
Cash flow used in operations	$(369)		$(976)
Cash flow used in investing activities	$(265)		$(418)
Cash flow provided by (used in) financing activities	$(437)		$5,045
Reconciliation of net loss to EBITDA:
Net loss	$(1,128)		$(1,646)
Add:
Depreciation and amortization	830		868
Interest (income)	(32)		(68)
Interest expense	72		95
EBITDA (loss)(2)	$(258)		$(751)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

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

Total revenue.  Total revenue decreased by $802,000, or 11.9%, to $5,916,000 for the nine months ended March 31, 2009, from $6,718,000 for the nine months ended March 31, 2008.  The Company’s total subscriber count decreased by 4,300, or 13.5%, to 27,500 as of March 31, 2009 compared to 31,800 as of March 31, 2008.  The Company’s wireless broadband Internet subscriber count of 8,000 as of March 31, 2009 was virtually unchanged from the subscriber count of 8,100 as of March 31, 2008. Wireless broadband Internet revenue increased by $160,000 to $3,198,000 as of March 31, 2009 compared to $3,038,000 as of March 31, 2008.  This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels upon completion of infrastructure upgrades in certain areas as well as purchasing additional services for the nine months ended March 31, 2009.  Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $820,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services, which totaled $152,000 for the nine months ended March 31, 2009 as compared to $295,000 for the nine months ended March 31, 2008.

Connectivity and operations. Connectivity and operations expense decreased by $397,000, or 9.1%, to $3,963,000 for the nine months ended March 31, 2009, from $4,360,000 for the nine months ended March 31, 2008.  There was a decrease in salaries and wages of approximately $94,000 to $1,870,000 as of March 31, 2009 compared to $1,964,000 as of March 31, 2008 which is attributed to efficiencies gained from quality process initiatives.  Data and telecommunications expense decreased by $313,000 to $1,141,000 as of March 31, 2009 compared to $1,454,000 as of March 31, 2008 due to our renegotiating more favorable terms with telecommunications service providers. Travel and mileage decreased by $34,000 to $93,000 as of March 31, 2009 compared to $127,000 as of March 31, 2008.  The remaining decrease in expense primarily relates to a decrease in merchant fees of $21,000.

The decreases in the previously discussed expenses were partially offset by an increase in facilities and tower lease costs of $40,000 for the nine months ended in March 31, 2009 to $305,000 compared to $265,000 as of March 31, 2008, and an increase in installation expenses of $24,000 to $425,000 as of March 31, 2009 compared to $401,000 as of March 31, 2008. This increase in installation expenses is due to significant increases in service calls in the Greater Houston, Texas region after the natural disaster, Hurricane Ike, and ongoing network improvement activity.  Additionally, in an effort to reduce capital expenditures and to make best use of resources, the Company aggressively increased its repair and recycle program for customer premise equipment.  The costs of refurbishing equipment are currently expensed as incurred.  Minor increases in other expense totaled $1,000 in 2009.

Sales and marketing. Sales and marketing expense decreased by $216,000, or 50.3%, to $213,000 for the nine months ended March 31, 2009 compared to $429,000 for the nine months ended March 31, 2008.  Salaries and wages decreased by $137,000 to $163,000 as of March 31, 2009 compared to $300,000 as of March 31, 2008 due  to the present Vice President of Marketing vacancy and the elimination of our outside sales force. Advertising expenses were decreased by $97,000 when we temporarily delayed all sales promotions in certain areas in order to enhance and improve our current network. These decreases were offset by allocation of facilities expense for the inside sales force by $18,000 for the nine months ended March 31, 2009.

General and administrative.  G&A decreased by $681,000, or 25.4%, to $1,995,000 for the nine months ended March 31, 2009, from $2,676,000 for the nine months ended March 31, 2008.  In February 2009, the Company recorded a write off expense for direct costs incurred in the contemplated merger with KeyOn of $194,000. G&A expense adjusted for the amount written off related to the failed KeyOn merger decreased to $1,801,000 for the three months ended March 31, 2009, a reduction of $875,000 or 32.7%.

Facilities costs decreased by $420,000 to $213,000 as of March 31, 2009 compared to $633,000 as of March 31, 2008 due to the write off of the abandoned corporate headquarters lease in Dallas in the previous year and also to the closing of additional regional field offices. Salaries and wages decreased $76,000 to $715,000 as of March 31, 2009 compared to $791,000 as of March 31, 2008 which is attributed to efficiencies gained from quality process initiatives.

Professional and consulting fees decreased by $224,000 to $349,000 as of March 31, 2009 compared to $573,000 as of March 31, 2008.  In addition to reductions in outside consulting and accountant’s fees, professional and consulting fees decreased due to certain expenses incurred only in 2008, including fees paid to outside investor relations consultants totaling $51,000 and legal fees for litigation against a former landlord of $38,000. Also the Company did not incur costs during the quarter ended March 31, 2009 for an annual shareholders’ meeting.

Telecommunications expenses decreased by $78,000 to $127,000 as of March 31, 2009 compared to $205,000 as of March 31, 2008 due to our renegotiating more favorable terms with telecommunications service providers. Travel and mileage expenses decreased an additional $6,000 to $19,000 as of March 31, 2009 compared to $25,000 as of March 31, 2008 as a result of continued efforts to control all unnecessary expenses.

A net decrease in stock compensation expense for stock options and directors fees of $23,000 to $110,000 as of March 31, 2009 compared to $133,000 as of March 31, 2008 was due to the continued vesting of stock options.  Insurance costs decreased by $14,000 to $91,000 as of March 31, 2009 compared to $105,000 as of March 31, 2008.  Other costs decreased by $34,000 to $177,000 as of March 31, 2009 compared to $211,000 as of March 31, 2008, primarily as a result of various cost saving measures implemented during fiscal 2009.

Provision for bad debt expense.  Provision for bad debt expense decreased by $2,000, or 40.0%, to $3,000 for the nine months ended March 31, 2009, from $5,000 for the nine months ended March 31, 2008.  This decrease is due primarily to the effort by the Company to have customers pay by ACH or credit cards.  As of March 31, 2009, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $38,000, or 4.4%, to $830,000 for the nine months ended March 31, 2009, from $868,000 for the nine months ended March 31, 2008.  The decrease in depreciation totaling $41,000 relates to the increase in fully depreciated assets still in use, offset by the addition of new depreciable assets for improvement of the Company’s wireless broadband Internet network. This decrease is slightly offset by an increase in amortization expense totaling $3,000 in fiscal 2009.

Interest income and expense. For the nine months ended March 31, 2009 and 2008, the Company recorded interest expense of $72,000 and $95,000, respectively.  The $23,000 decrease in interest expense is due to the reduction of the Company’s long-term debt.  For the nine months ended March 31, 2009 and 2008, the Company recorded interest income of $33,000 and $68,000, respectively. The $35,000 decrease in interest income is due to changes in cash on hand and declining interest rates.  As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities.  For the nine months ended March 31, 2009, cash used in operations was $369,000 compared to cash used in operations of $976,000 for the nine months ended March 31, 2008. For the nine months ended March 31, 2008, net loss plus non-cash items used cash of $226,000 compared to $682,000 for the same period last year.  Additional decreases in accounts receivable, purchases of inventory, and decrease in deferred revenue were offset by decreases of other assets, and increases of accounts payable.

Cash used in investing activities totaled $265,000 for the nine months ended March 31, 2009 which relates primarily to the deployment of new wireless broadband Internet infrastructure. Cash used in investing activities totaled $418,000 for the nine months ended March 31, 2008, which relates primarily to approximately $655,000 in cash provided by the acquisition of TeleShare, offset primarily by the deployment of new wireless broadband Internet infrastructure of approximately $1,067,000.

Cash used in financing activities, which totaled $437,000 for the nine months ended March 31, 2009, consisted primarily of principal payments on debt and capital leases.   Cash provided by financing activities, which totaled $5,045,000 for the nine months ended March 31, 2008, consists of the issuance of common and preferred stock which resulted in net proceeds of $5,295,000, offset by principal payments on long term-debt and borrowings on the RUS loan.

We estimate that cash on hand of $2,841,000 at March 31, 2009 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for the next twelve months with regard to continuing operations in existing markets. Additional financing may be required to fund further network improvements or expansion into new markets.  Continued decreases in our legacy dial-up and metropolitan market Internet services revenues and subscriber count may adversely affect the liquidity of the Company.

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

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not form additional partnerships with public entities seeking to participate in grant programs or those partnerships may not be successful, (4) we will not expand our coverage in public-private partnerships with state or local governments, utility providers, or other entities, (5) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in other Internet services resulting in greater operating losses in future periods,  (6) financing will not be available to us if and as needed, (7) we will not be competitive with existing or new competitors, (8) we will not keep up with industry pricing or technological developments impacting the Internet, (9) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (10) service interruptions or impediments could harm our business, (11) we may be accused of infringing upon the  intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (12) government regulations could force us to change our business practices, (13) we may be unable to hire and retain qualified personnel, including our key executive officers, (14) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and if available we may not successfully integrate those acquisitions into our operations, (15) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management, and (16) our stock price has been volatile historically and may continue to be volatile.   This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our Form S-4/A Registration Statement (SEC Accession No. 0001144204-09-002049).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered. There were no changes in our internal control over financial reporting during the nine months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  05/08/09
By:  /s/ William E. Ladin, Jr.

William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date:  05/08/09
By:  /s/ Jennifer S. LeBlanc

Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc