Form 10-K
period 2009-06-30
INTERNET AMERICA INC
filed 2009-09-28
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number 000-25147

Internet America, Inc.
(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10930 W. Sam Houston Pkwy., N. Suite 200	77064
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number: (713) 968-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:
(Not applicable)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ■

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐    Accelerated filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Common Stock on December 29, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $1,493,886 ($0.14 per share).  Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 25, 2009 was 16,558,914.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement " and elsewhere in this Form 10-K.

PART I

Item 1. Description of Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves 8,000 wireless broadband Internet subscribers.   Since the Company’s founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 27,000 total subscribers in Texas as of June 30, 2009.  Initially providing primarily dial-up Internet services, the Company grew rapidly to over 150,000 subscribers. In recent years, Internet America has evolved its product offering to include high-speed broadband, and entered the rural wireless broadband market in 2004, incorporating a core competency of managing large numbers of internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

We offer broadband services to both business and residential customers within our network footprint without the use of terrestrial lines.  This allows us to cover a rural or suburban geographical area at a fraction of the cost of terrestrial based broadband provided by cable modems or digital subscriber lines (“DSL”).  As a result of these savings, we are able to offer broadband Internet to communities that would otherwise be ignored by terrestrial based providers. Our wireless broadband Internet services are offered utilizing fixed point-to-multipoint wireless technology in both licensed and unlicensed spectrum.  Internet America has obtained a nationwide, non-exclusive license for 3.65 GHz bandwidth; to date, we have utilized this license to deploy WiMAX in non-metropolitan areas providing better quality high speed broadband services to small and mid-size businesses.

In January 2008, with more than three years experience in growing organically and through acquisitions, management refocused on creating and maintaining a ‘defect free’ philosophy by conforming acquired wireless networks to our standards, creating simplified and more efficient processes, and rewarding zero defect results. As a result, we improved the quality of our service and enhanced the productivity of our personnel. Our dedication to the quality process implementation including investing in infrastructure upgrades and simplifying internal systems and procedures has improved productivity and customer satisfaction. Our success can be measured in ways such as improved EBITDA and decreases in expenses and headcount over the last year. We have substantially improved our productivity and have as a result reduced headcount from 93 total employees in December 2007 to 55 at the end of September 2009.

With intentions of substantially increasing the Company’s subscriber base, beginning in May 2008 and continuing through February 2009, the Company devoted substantial time and resources to a proposed merger with KeyOn Communications Holdings, Inc. (“KeyOn”). The contemplated merger was terminated on February 19, 2009 due to KeyOn’s inability to comply in a material respect with certain of the covenants and conditions to closing required to be performed or satisfied by it under the Merger Agreement. We recorded a receivable from KeyOn of approximately $394,000, which is the sum of direct merger costs incurred by the Company of $194,000 and the termination fee of $200,000.  The Company has recorded an allowance for doubtful accounts equal to the full amount of these receivables which had a material negative impact on our earnings for the year ended June 30, 2009. Additional indirect costs of management’s time negotiating and preparing to close the merger and the related travel costs also impacted reported losses.  Detailed information about the termination of the merger is contained in the Company’s Current Report on Form 8-K filed on February 24, 2009.

Our improved financial results and gains towards profitability have been partially offset by the expenses related to the failed KeyOn merger during fiscal year 2009.  The Company reported EBITDA loss of $281,000, when adjusted for the amount written off related to the failed KeyOn merger of $194,000, for fiscal 2009.  Compared to fiscal 2008 EBITDA loss of $1,022,000, fiscal 2009 EBITDA loss decreased by $741,000.

During 2009, due to efficiencies gained, the Company reported decreases in salaries and wages of approximately $437,000 to $3,665,000 for the fiscal year compared to $4,102,000 for fiscal year 2008.  Additional decreases in telecommunications costs for fiscal year 2009 compared to the previous year totaled approximately $485,000 due to more favorable agreements with telecommunications service providers including decreased cost but generally also including increased capacity.  We expect our ongoing commitment to defect-free quality services to contribute to our future profitability and productivity.

We continue to increase the capacity and quality of our existing networks. However we expect to increase investment in marketing our rural wireless broadband in existing areas to increase the number of new subscribers. We anticipate no significant negative churn in wireless broadband subscribers, which has remained stable at approximately 8,000 subscribers during fiscal 2009, and instead expect modest growth as a result of this planned increase in marketing efforts.

Near the end of October 2008, the Company entered into an agreement with an aggregator that allows the Company to resell DSL broadband internet service over most of the metropolitan and suburban areas of the United States where it is currently available.  In the near term we anticipate it helping us to reduce the attrition of dial-up customers to other broadband providers and allow us to fulfill additional demand for this service. As part of this agreement, the Company transitioned 1,200 DSL broadband Internet customers to the new provider.  The one-time charges associated with the conversion totaled approximately $40,000 during fiscal 2009.

The Company completed its evaluation of third-party service providers to provide Voice over Internet Protocol (“VoIP”) and Hosted VoIP PBX services to its embedded customer base throughout Texas and to new residential and business customers nationwide after fiscal year ended June 30, 2009.  Management selected a vendor who provides service utilizing SIP technology (“session initiation protocol”) technology to deliver VoIP services, enabling businesses to significantly reduce communications costs and improve efficiency without investing in a new phone system or disrupting business.  Management believes that customers, especially in rural and underserved markets, have few communications options and those they have are very fragmented and expensive. Providing these customers with bundled broadband Internet access and commercial-grade VoIP services will increase revenue per subscriber for existing and potential future customers during fiscal 2010.

Under the present economic recession, many companies are seeking to reduce travel time and expenses. Also, the quality and availability of internet connectivity is improving and the power of personal computers is growing.  Management believes video conferencing presents an opportunity for growth and has identified this as a natural addition to our products and services in existing and potential markets. We recently entered into a reseller agreement to provide one-on-one and multi party high-quality, resilient video conferencing using desktop computers.  The Company offers its customers access to this technology in the form of hosted services or direct sale of hardware and software.  Hosted video conferencing products may be very attractive to mid-size businesses without long-term capital costs or commitments, and Internet America can provide them with immediate access to new, high performance technology.

In February 2009, we began to focus time and resources on an opportunity to expand our wireless infrastructure to additional unserved and underserved areas provided by The American Recovery and Reinvestment Act legislation which allocated a total of $7.2 billion in grants for programs to increase the deployment and adoption of high speed broadband Internet.  On August 20, 2009, the Company submitted an application for a grant from the Broadband Technology Opportunity Program to utilize fixed Point-to-Multipoint wireless infrastructure to expand outward from areas adjacent to the Company’s existing service areas to unserved and underserved areas of 35 counties in southeast Texas. We estimate that in these counties there are approximately 99,500 unserved and 35,200 underserved households. In addition, the proposed area will make service available for approximately 15,600 businesses and 600 community anchor institutions, public safety entities, and critical community organizations. Management believes that lack of broadband service in rural communities hampers first responders, healthcare modernization, and education systems and makes it more difficult to meet modern communities’ needs.  Direct expenses to complete our application incurred during fiscal 2009 were $30,000; total expenses incurred related to the application to date are approximately $134,000.

The proposed project is focused on expanding our coverage in public-private partnerships with state or local governments, utility providers, or other entities to bring high-speed broadband Internet to more subscriber bases in rural communities. Internet America has already created successful partnerships with community anchor entities. In Chambers County, Texas, Internet America delivers high-speed internet to public buildings including local libraries and schools, and provides networks for communications among all public service providers including local and county law enforcement and fire fighters that did not previously have access to high speed broadband Internet. More information about our public-private partnership in Chambers County, Texas is available at: http://www.internetamerica.com/cccnet/  During the project preparation, Internet America and Bluebonnet Electric Cooperative (“Bluebonnet”) entered into a Memorandum of Understanding to work  together to facilitate the granting of our application. If awarded, Bluebonnet’s substations and easements will be made available to Internet America as permitted to use existing towers and to construct new ones for our build out of the proposed project and provide service to Bluebonnet customers.

Internet America’s focus, experience and proven ability to deliver quality high-speed broadband Internet in rural markets places us in an excellent position to expand our service area by utilizing grant funds.  Management is working toward establishing public-private partnerships with state or local governments, utility providers, or other entities to bring high-speed broadband Internet more rapidly to rural communities.  Core competencies which management believes exist in current operations include existing vendor and contractor relationships which will allow us to commence construction rapidly, customer management systems, financial systems, and support systems which are in place, running well, and are adequate to accommodate the proposed growth detailed in our application.

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

Existing wireless broadband markets in Texas

The access networks which Internet America operates successfully are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Corsicana, Baytown, Crosby, Magnolia, Stafford, Victoria, Cuero, and San Antonio, Texas.  In addition to the growth of the wireless subscriber base through acquisitions of smaller WISPs, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets”, primarily consisting of subdivisions and other small geographic areas with favorable demographics and population density.  We will continue to utilize this micro-market strategy in identifying and constructing areas for new network construction.

Operating center

Our corporate headquarters are located in Houston, Texas, where all executive functions, call center and network monitoring exist.  This headquarters location now contains a centralized network operations center where all operations on the network can be monitored, maintained and supported. Our core network is located in a secure leased cage in a SAS 70 Type II compliant data center.

Potential growth through acquisitions

          As described above, during fiscal 2009, the Company devoted substantial time and resources to a proposed and later terminated merger with KeyOn. Direct costs incurred by the Company for the contemplated merger totaled $194,000, which had a material negative impact on our earnings for the year ended June 30, 2009. Additional indirect costs of management’s time negotiating and preparing to close the merger and the related travel costs also impacted reported losses. Our experience the contemplated merger with KeyOn, the time and focus required to close and integrate past acquisitions, and the significant expenses required to be incurred in order to conform previously acquired networks to our quality and performance standards have led us to the conclusion that acquisitions of rural and suburban wireless ISPs (“WISPs”) are no longer considered an essential method of enhancing our net income.

Management considers target communications acquisitions without exclusive focus on rural WISPs attractive as an important potential method of acquiring additional diverse sources of recurring communications revenue in markets that enhance its geographic and strategic plans.  Additionally, we will consider proposed transactions to be attractive if they do not negatively impact our liquidity and have a clear path to closing and integration. However, there is no guarantee that we will make significant or numerous acquisitions.

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

Wireless Broadband Internet Access.  Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (“FTP”), and USENET news access. Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses and personal web sites. Value-added services are being developed more rapidly as broadband access becomes more widely available.  We believe that the addition of quality add-on services will allow us to increase our market penetration in existing markets and could increase customer retention.  For these reasons, we continue to evaluate potential value added services.

High Speed Connectivity; DSL Services.  Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an "always on" connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.  In fiscal 2009, our migration to a private-labeled DSL wholesaler removed our necessity for costly equipment upgrades and reduces our overhead for maintaining that network infrastructure in the long-term.  In addition, the ability to compete in a nationwide marketplace was quickly attainable through the wholesaler's existing infrastructure and contract relationships.

Commercial Services.  Internet America offers a comprehensive line of commercial-grade 24x7x365 monitored business services. Broadband connectivity offerings include Metro Ethernet from 3Mbps to 100Mbps, full and fractional T3/DS-3 and T1/DS-1 leased lines, commercial fixed wireless (licensed and unlicensed), and commercial DSL. We also provide Tier-1 and Tier-2 Colocation services in Stafford, Victoria, and China Grove, TX as single-server, half-cabinet, and full-cabinet plans. Additionally, we offer hosted services, including professionally managed Video Conferencing, VoIP, web, and mail hosting.

Dial-Up Internet Access.  Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, FTP, and USENET news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses, personal web sites and enhanced USENET news access.

Customer Care

Our goal of customer satisfaction begins with providing superior systems and network performance. In addition to the provision of excellent systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by strong responses to customer problems via telephone and email.

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

Our customer care employees resolve support calls working in a two tier system which allows for escalation of customer care based on technical difficulty. Customer care is available to subscribers during extended business hours, typically until 10 p.m. weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.  Our implementation of good quality management and quality control include the following procedures:

•	Regular team meetings by all support lines to discuss problems with the view of information sharing and drawing up potential resolutions.
•	Analysis of calls and queries using quality management tools such as call monitoring to identify common issues.
•	Appropriate staff training with regular review of skill matrixes.
•	Implementation of issue tracking databases, improving morale, encouraging information sharing.
•	Collection of customer feedback through online surveys; certain incentive compensation is awarded based on surveys

Marketing

As discussed, our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events, and resellers to create brand and service awareness in these areas.  We do not use mass-marketing tools or tactics as a result of our focus on very specific geographic areas.

Infrastructure

Our network provides subscribers with local dial-up in Texas, nationwide broadband (DSL) access in all major metropolitan areas, as well as dial-up access in many tier 2 and tier 3 cities. Our wireless network is limited to specific areas identified as underserved markets in which we have chosen to establish the required network components such as towers and network access points.

Available value-added services include multiple e-mail mailboxes, national dial-up roaming services, personalized e-mail addresses and personal web sites, VoIP, and USENET news access. We maintain our applications for operations and value added services utilizing a network of servers which are connected directly to our network backbone via a fault-tolerant, high-availability network architecture. We deploy PC style hardware in tightly coupled clusters for application load-balancing, fault-tolerance against application failure, and reduced latency.  These distributed applications are housed on low cost, easily obtainable components with minimal interdependency.

Wireless Broadband Internet Access.  Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, and USENET news access.  The network is designed to deliver up to 6.8 Mbps to any individual end-user.  The network is fully open, adheres to FCC’s Internet Policy Statement and does not restrict access to any lawful Internet applications or content.

Internal Network Infrastructure. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through the deployment of clustered systems, aggressive network capacity planning and upgrades, diverse network architecture, multiple diverse Internet backbone connections, and 'most-direct-route' network topology.  Automated software tools remotely monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure on a 24 hours/365 days a year basis and transmits alerts to both Network Operations Center (“NOC”) personnel and local field employees. This alert system includes an automated escalation path for notification of supervisors based on type of alert and time lapsed. Our NOC is staffed 24 hours/365 days a year and also communicates with external service providers when needed. Other software tools such as statistical analysis software are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to identify the need for additional bandwidth and services in an efficient and proactive manner.  These centralized monitoring systems allow for scalable monitoring and enhanced customer service.

Network Description .  The Internet America core network is located in a secure leased cage at the CyrusOne data center in Houston, Texas. CyrusOne operates a SAS 70 Type II compliant data center. It has fully redundant power and cooling, and the building is constructed to withstand category 5 hurricane conditions. Currently our core network Router/Switch hardware includes a pair of fully-redundant Cisco 6509 switch/routers that provide fully-redundant routing between our 450Mbps of upstream Internet Access, across three separate Internet Service Providers, our internal core services network, and our eight access networks of 693Mbps total capacity.

The current access networks are connected via leased lines which range in speed from 8Mbps to 100Mbps. From these local Points of Presence (“POP”s), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 20Mbps to 120Mbps. Access towers are then used to distribute bandwidth to approximately 8,000 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (2.4Ghz, 3.65Ghz, 5.2Ghz, 5.8Ghz and 900Mhz). The access networks in which Internet America’s POP’s are located are in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Corsicana, Baytown, Crosby, Magnolia, Stafford, Victoria, Cuero, and San Antonio, Texas.

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

Acquired Customer Integration. Our MIS and Network employees have created integration plans and related software for customer data integration and network monitoring integration.  These tools allow us to integrate acquired subscribers more rapidly.  The rapid integration gives us the ability to realize growing economies of scale with marginal increases to fixed costs.

Technology and Development

The wireless broadband Internet sector continues to grow due to technology improvements and increasing customer demand.  Demand has increased due to the increase in number of internet software applications, an increased number of equipment vendors for wireless equipment and software developments for license-exempt spectrum.  Our success in managing a rapidly increasing customer base and integrating acquired subscribers is dependent on our network management and customer contact systems.  We believe that our existing systems provide an advantage when managing markets across disparate geographical areas and integrating acquisitions efficiently.  We continue to focus our technology development in this area.

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

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. However, our success and ability to compete are dependent in part upon proprietary rights. We primarily rely on copyright and trademark laws. "Internet America," the Internet America logo, "1-800-Be-A-Geek”, “Airmail.net," "Airnews.net," and “PDQ.net” are registered service marks of Internet America or its subsidiaries.  As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff, and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive in every segment (dialup, wired broadband and wireless).

In the dialup segment, where we have approximately 7,100 subscribers, there are no substantial barriers to entry, and we expect that competition will continue to intensify and, more importantly, dialup subscribers in general will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services segment, such as DSL, where we have over 1,500 subscribers, or cable-modem, in particular is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer.

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

Certain wireless broadband services are subject to regulation by the FCC.  At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications.  State and municipalities also may regulate many aspects of intrastate telecommunications.  Broadband Internet-related regulatory policies are continuing to develop, and it is possible that our services could be subject to additional regulations in the future.  The extent of regulations and their impact on our business and our ability to compete are currently unknown.

The FCC has determined that Internet access providers, utilizing DSL technology, are “information services functionally integrated with a telecommunications component”.  Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers.  Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating our contracts with the ILEC providers at favorable prices.

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

The FCC regulates certain spectrum bands in which the Company and its competitors operate and can make additional spectrum available for use or change the way existing spectrum is used. Internet America has obtained FCC approval to operate on 3.65 GHz band on a nationwide, non-exclusive basis and has been, and may in the future be, required to apply for licensing to operate in other spectrum or markets. The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In order to promote competition, licenses may also require that third parties be granted access to the Company’s bandwidth, frequency capacity, facilities or services.

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

Internet America assumed a Federal loan commitment from the RUS  for providing financial assistance for the expansion of broadband services in rural areas, which requires the Company to follow certain procedures and regulations including those outlined in RUS Bulletin 1738-2.  Additionally, Internet America has filed an application for a grant and/or loan of funds under the American Recovery and Reinvestment Act of 2009 Broadband Technologies Opportunity Program. If awarded funds, the Company will be subject to federal regulation as prescribed in Catalog of Federal Domestic Assistance (CFDA) Number 10.787 and/or 11.557, including interconnection, nondiscrimination, internal control over financial reporting and network management practices.

Due to the increasing popularity and use of the Internet and the new government programs designed to expand the Internet market, it is possible that additional laws, regulations, taxes or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2009, we employed approximately 59 people, 56 of whom were full-time and 3 of whom were part-time employees.  None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where all executive functions, call center and network monitoring exist. This location is 7,900 square feet; the lease expires May 2013. During fiscal 2008 and continuing in fiscal 2009, we reduced the field office locations and substantially reduced operating costs.

The Internet America core network is located in a secure leased cage at the CyrusOne data center in Houston, Texas. CyrusOne operates a SAS 70 Type II compliant data center. Our lease at this facility will renew or expire in May 2012.  Additionally, we lease 1,875 feet of office space in Stafford, Texas which is used as a Data Center facility for non-core systems and commercial customer services.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ended June 30, 2009:
Fourth Quarter	$0.24	$0.10
Third Quarter	0.20	0.14
Second Quarter	0.30	0.12
First Quarter	0.43	0.25
Fiscal Year Ended June 30, 2008:
Fourth Quarter	$0.67	$0.42
Third Quarter	0.80	0.62
Second Quarter	0.81	0.45
First Quarter	0.80	0.26

At September 11, 2009, there were 249 holders of record of our common stock.  The last reported sale price of the common stock on the OTC Bulletin Board on September 25, 2009 was $0.47 per share.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 12 of this Form 10-K.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) we will not receive grant funding sought after in our application to the Broadband Technology Opportunity Program  to expand our wireless infrastructure to additional unserved and underserved areas available under The American Recovery and Reinvestment Act, (4) we will not expand our coverage in public-private partnerships with state or local governments, utility providers, or other entities seeking to participate in grant programs or those partnerships may not be successful, (5) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in other Internet services resulting in greater operating losses in future periods,  (6) financing will not be available to us if and as needed, (7) we will not be competitive with existing or new competitors, (8) we will not keep up with industry pricing or technological developments impacting the Internet, (9) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (10) service interruptions or impediments could harm our business, (11) we may be accused of infringing upon the  intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (12) government regulations could force us to change our business practices, (13) we may be unable to hire and retain qualified personnel, including our key executive officers, (14) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and if available we may not successfully integrate those acquisitions into our operations, (15) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management, and (16) our stock price has been volatile historically and may continue to be volatile.   This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our other publicly filed reports.

Overview

Internet America is an ISP that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves approximately 8,000 wireless broadband Internet subscribers and 27,000 total subscribers in Texas as of June 30, 2009. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from Internet access services and related fees. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

During 2008, we experienced increases in telecommunications cost per subscriber by increasing network capacity to provide higher quality service to our customers and as we increased our wireless broadband footprint. These increased costs were offset partially by entering into more favorable agreements with telecommunications service providers and reducing personnel costs. During 2009, we focused on quality process implementation including investing in infrastructure upgrades and simplifying internal systems and procedures.  Our efforts improved productivity and customer satisfaction, and also resulted in improved EBITDA and decreases in expenses and headcount over the last year.   We expect our ongoing commitment to defect-free quality services to contribute to our future profitability and productivity.

We believe our experience and proven ability to deliver quality high-speed broadband Internet in rural markets places us in an excellent position to expand our service area by utilizing funds made available for economic stimulus by The American Recovery and Reinvestment Act legislation, whose mission is to make high-speed broadband and other technologies available to everyone residing in the United States.  The Company has applied for a grant from the Broadband Technology Opportunity Program to utilize fixed Point-to-Multipoint wireless infrastructure to expand outward from areas adjacent to its existing service areas to unserved and underserved areas of 35 counties in southeast Texas. We are awaiting the final decision regarding our application and remain available to respond to requests for additional information.

Because of our efforts to improve the quality and efficiency of our operations over the last few years, we believe that we are well positioned today to withstand an economic slowdown and/or to capitalize on growth possibilities. We believe that we have sufficient capital resources and cash on hand to withstand a short or prolonged economic downturn, and we are in a strong position to improve earnings by the creation of partnerships with public entities that take advantage of our capabilities and previous experience.  The success of these efforts, however, is subject to competitive, regulatory, and other events and circumstances that are beyond our control. We can provide no assurance that we will be successful in achieving any or all of our initiatives, that the achievement or existence of such initiatives will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.   In addition to miscellaneous revenue, other revenue for 2009 includes telex messaging service revenues.

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

Results of Operations

Year Ended June 30, 2009 Compared to June 30, 2008

The following table shows financial data for the years ended June 30, 2009 and 2008. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$7,581	97.4%	$8,431	96.1%
Other	202	2.6%	346	3.9%
Total	7,783	100.0%	8,777	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	5,304	68.1%	5,960	67.9%
Sales and marketing	301	3.9%	504	5.7%
General and administrative	2,657	34.1%	3,336	38.0%
Provision for (recoveries of) bad debt	1	0.0%	(1)	0.0%
Depreciation and amortization	1,076	13.8%	1,173	13.4%
Impairment Loss	1,120	14.4%	780	8.9%
Total	10,459	134.4%	11,752	133.9%
LOSS FROM OPERATIONS	(2,676)	(34.4)%	(2,975)	(33.9)%
INTEREST INCOME	37	0.5%	87	1.0%
INTEREST EXPENSE	(86)	(1.1)%	(112)	(1.3)%
MINORITY INTEREST	5	0.1%	-	0.0%
NET LOSS	$(2,720)	(34.9)%	$(3,000)	(34.2)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.16)		$(0.20)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,857,031		14,978,681
OTHER DATA:
Subscribers at end of period (1)	27,000		30,300
Number of employees at end of period	59		73
EBITDA (loss)(2)	$(475)		$(1,022)
EBITDA margin(3)	(6.1%)		(11.6%)
CASH FLOW DATA:
Cash flow used in operations	(490)		(1,237)
Cash flow used in investing activities	(404)		(542)
Cash flow provided by financing activities	(596)		4,908
Reconciliation of net loss to EBITDA:
Net loss	$(2,720)		$(3,000)
Add:
Depreciation and amortization	1,076		1,173
Impairment Loss	1,120		780
Interest (income)	(37)		(87)
Interest expense	86		112
EBITDA (loss)(2)	$(475)		$(1,022)

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

Total revenue.  Total revenue decreased by $994,000, or 11.3%, to $7,783,000 million in fiscal 2009 from $8,777,000 million in fiscal 2008. The Company’s subscriber count decreased by 3,300, or 10.9%, to 27,000 as of June 30, 2009 compared to 30,300 as of June 30, 2008. The Company’s wireless broadband Internet subscriber count remained unchanged and was approximately 8,000 as of June 30, 2009 and 2008. Wireless broadband Internet revenue increased by $218,000 to $4,307,000 as of June 30, 2009 compared to $4,089,000 as of June 30, 2008.  This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels upon completion of infrastructure upgrades in certain areas as well as purchasing additional services for the year ended June 30, 2009. Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $1,068,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services, which totaled $202,000 for the year ended June 30, 2009 as compared to $346,000 for the year ended June 30, 2008.

Connectivity and operations.  Connectivity and operations expenses decreased by approximately $656,000, or 11.0%, to $5,304,000 for fiscal 2009 from $5,960,000 for fiscal 2008. Data and telecommunications expense decreased by $398,000 to $1,531,000 in fiscal 2009 compared to $1,929,000 in fiscal 2008 due to our renegotiating more favorable terms with telecommunications service providers. There was a decrease in salaries and wages of approximately $251,000 to $2,477,000 in fiscal 2009 compared to $2,728,000 in fiscal 2008 which is attributed to efficiencies gained from quality process initiatives.  Travel and mileage decreased by $47,000 to $125,000 in fiscal 2009 compared to $172,000 in fiscal 2008.  The remaining decrease in expense primarily relates to a decrease in merchant fees of $27,000.

The decreases in the previously discussed expenses were partially offset by an increase in tower lease costs of $56,000 for fiscal year 2009 to $424,000 compared to $368,000 for fiscal year, 2008, and a slight increase in installation expenses of $9,000 to $577,000 in fiscal 2009 compared to $568,000 in fiscal 2008.  This increase in installation expenses is due to significant increases in service calls in the Greater Houston, Texas region after the natural disaster, Hurricane Ike, and ongoing network improvement activity.  Additionally, in an effort to reduce capital expenditures and to make best use of resources, the Company aggressively increased its repair and recycle program for customer premise equipment.  The costs of refurbishing equipment are currently expensed as incurred.  Minor increases in other expense totaled $1,000 in 2009.

Sales and marketing.  Sales and marketing expenses decreased by $203,000, or 40.3%, to $301,000 for fiscal 2009 from $504,000 for the prior fiscal year. Salaries and wages decreased by $161,000 to $212,000 in fiscal 2009 compared to $373,000 in fiscal 2008 due to the present Vice President of Marketing vacancy and the elimination of our outside sales force. Advertising expenses were decreased by $67,000 when we temporarily delayed all sales promotions in certain areas in order to enhance and improve our current network. These decreases were offset by allocation of facilities expense for the inside sales force by $25,000 for the fiscal 2009.

General and administrative.  General and administrative expenses decreased by $679,000, or 20.4%, to $2,657,000 in fiscal 2009 from $3,336,000 for fiscal 2008.  Facilities costs decreased by $424,000 to $282,000 in fiscal 2009 compared to $706,000 in fiscal 2008 due to the write off of the abandoned corporate headquarters lease in Dallas in the previous year and also to the closing of additional regional field offices. Salaries and wages decreased $25,000 to $976,000 in fiscal 2009 compared to $1,001,000 in fiscal 2008, which is attributed to efficiencies gained from quality process initiatives.

Professional and consulting fees decreased slightly by $16,000 to $651,000 in fiscal 2009 compared to $667,000 in fiscal 2008.  In addition to reductions in outside consulting and accountant’s fees, professional and consulting fees decreased due to certain expenses incurred only in 2008, including fees paid to outside investor relations consultants totaling $51,000 and legal fees for litigation against a former landlord of $38,000. Also the Company did not incur costs during the quarter ended March 31, 2009 for an annual shareholders’ meeting.  The decrease however was offset by the Company recording a write off expense in February 2009 for direct costs incurred in the contemplated merger with KeyOn of $194,000.  The Company also incurred additional expenses in connection with our application for a grant under the American Recovery and Reinvestment Act of 2009 to expand access to broadband into areas in Southeast Texas adjacent to existing operations.

Telecommunications expenses decreased by $87,000 to $179,000 in fiscal 2009 compared to $266,000 in fiscal 2008 due to our renegotiating more favorable terms with telecommunications service providers. Travel and mileage expenses decreased an additional $21,000 to $23,000 in fiscal 2009 compared to $44,000 in fiscal 2008 as a result of continued efforts to control all unnecessary expenses.

A net decrease in stock compensation expense for stock options and directors fees of $39,000 to $150,000 in fiscal 2009 compared to $189,000 in fiscal 2008 was due to the continued vesting of stock options and to a lesser extent due to termination of employment of some grantees.  Insurance costs decreased by $12,000 to $120,000 in fiscal 2009 compared to $132,000 in fiscal 2008.  Other costs decreased by $54,000 to $276,000 as of fiscal 2009 compared to $330,000 in fiscal 2008, primarily as a result of various cost saving measures implemented during fiscal 2009.

Provision for bad debt expense. Provision for bad debt expense recorded a net expense of $1,000 in fiscal 2009 compared to net recovery of $1,000 in fiscal 2008.  This decrease is due primarily to the effort by the Company to have customers pay by ACH or credit cards.  We are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization expense decreased by $96,000, or 8.2%, to $1,076,000 for fiscal 2009 from $1,173,000 for fiscal 2008.  The decrease in depreciation totaling $77,000 relates to the increase in fully depreciated assets still in use, offset by the addition of new depreciable assets for improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $21,000 in fiscal 2009 is primarily due to the write off of the Company’s note payable to Blue Wireless, which reduced the carrying value of subscriber acquisition cost intangible asset.

Impairment loss.  Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2009 and 2008 the Company recorded impairment losses of $1,120,000 and $780,000, respectively, related to potential reduction in future cash flows as subscriber decline continues.

Interest (expense) income, net.   Interest income decreased by $50,000, or 57.6%, to $37,000 in fiscal 2009 compared to $87,000 in fiscal 2008.   The decrease in interest income is due to changes in cash on hand and declining interest rates.  As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.   Interest expense decreased by $26,000, or 23.2%, to $86,000 in fiscal 2009 compared to $112,000 in fiscal 2008 due to the reduction of the Company’s long term debt.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.  For fiscal 2009 cash used in operations was $490,000, compared to cash used in operations of $1,237,000 in fiscal 2008.  Net loss plus non-cash items used cash of $392,000 in fiscal 2009 and additional amounts were used primarily in reducing accounts payable. Net loss plus non-cash items used $914,000 in cash in fiscal 2008 and additional amounts were used primarily in reducing accounts payable.  Inventory decreased in fiscal 2009 primarily because the Company focused on reducing inventory in all field locations by shorter restock levels and had a higher quantity of CPE recoveries.  Decreases in other current assets and a relative decrease in deferred revenue relate primarily to the decline in revenues and related telecommunications costs.

Cash used in investing activities totaled $404,000 and $542,000 for the years ended June 30, 2009 and 2008, respectively.  In fiscal 2009, the Company used cash for property and equipment of $415,000 which was offset by an insurance claim of $11,000 for natural disaster Hurricane Ike.  In fiscal 2008, TeleShare became a majority owned subsidiary and contributed $655,000 in cash upon closing.

Cash used by financing activities for fiscal 2009 totaled $596,000 for principal payments on debt and capital leases.  Cash provided in fiscal 2008 of $4,908,000 included proceeds from issuance of both Series A Preferred Stock and Common Stock totaling $5.3 million, which was offset primarily by payments on long-term debt.

We estimate that cash on hand of $2.4 million at June 30, 2009 along with anticipated cash flow from operations will be sufficient for meeting our working capital needs for fiscal 2010 for continuing operations as well as the addition of value-added services to both new and existing subscribers.  Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions.  However, additional financing may be required to fund future acquisitions.  Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company. In August the Company submitted an application for a grant of funds from the Broadband Technology Opportunity Program to expand its wireless infrastructure from areas adjacent to its existing service areas to unserved and underserved areas of 35 counties in southeast Texas.  The grant program requires that a minimum of 20% of the project costs be funded from non-federal sources.  If the application is granted, the Company will seek funding, as needed, to meet this minimum amount.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

In addition, the following are contractual cash obligations entered into by the Company through June 30, 2009, for the next five fiscal years ending June 30:

		Payments Due By Period
	Total	2010	2011	2012	2013	2014	Thereafter
Connectivity contracts	$1,141,498	$757,438	$264,994	$119,067	$-	$-	$-
Operating leases	1,629,467	527,376	447,737	365,585	218,634	54,660	15,475
Long-term debt	1,278,518	613,746	420,492	244,280	-	-	-
Capital leases	53,494	22,929	28,315	2,250	-	-	-
	$4,102,978	$1,921,488	$1,161,538	$731,182	$218,634	$54,660	$15,475

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

The deferred tax asset as of June 30, 2009 of approximately $15 million is fully reserved due to continued tax losses since inception of the Company.  Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future.  The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

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

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2009 and 2008 the Company recorded impairment losses of $1,120,000 and $780,000, respectively, related to potential reduction in future cash flows as subscriber decline continues. We are required to make estimates regarding the undiscounted cash flow projections of the Company when testing for potential impairment.  An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The impairment amounts recorded by the Company are presented as an impairment loss line item on our consolidated statement of operations and reduction of the goodwill line item on our consolidated balance sheet.

We are required to periodically review the estimated useful lives of our intangible assets. There was no change to the estimated useful lives of our intangible assets during fiscal 2009 as a result of our review. During fiscal 2008, our review indicated that actual lives for subscriber acquisition costs is consistent with the estimated useful life of subscriber acquisition costs of 48 months.  The increase in useful life from 36 months to 48 months was effective April 1, 2007.  The effective change in estimate reduced fiscal 2007 amortization expense by $37,000 and decreased fiscal 2007 net loss from operations and resulting net loss by $37,000.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements of Internet America and subsidiaries are attached hereto as pages F-1 through F-20 and include our Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 2009 and 2008, and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors.

NAME	AGE	POSITION	CURRENT TERM EXPIRING

William E. (Billy) Ladin, Jr.	68	Chairman of the Board	2010 (Class I)

Justin McClure	45	Director	2011 (Class II)

Steven G. Mihaylo	65	Director	2009 (Class III)

Ambassador John N. Palmer	74	Director	2010 (Class I)

Troy LeMaile-Stovall	45	Director	2009 (Class III)

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

Steven G. Mihaylo was elected a director effective December 10, 2007, filling a vacancy on the Board.  Mr. Mihaylo founded Inter-Tel (Delaware), Incorporated and served as its Chief Executive Officer from July 1969 to February 2006. He served as Chairman of the Inter-Tel Board of Directors from July 1969 to October 1982 and from September 1983 to July 2005. He served as a member of the Inter-Tel Board of Directors from July 1969 until March 2006 and from May 2006 to August 2007.

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

In connection with our acquisition of PDQ.Net in November 1999, the Company agreed to use its reasonable best efforts to elect Mr. Ladin to the Board of Directors for so long as Mr. Ladin and Ambassador Palmer collectively own more than 5% of the Company’s outstanding Common Stock.

The following table sets forth information as to all executive officers of the Company.

Name	Age	Position

William E. (Billy) Ladin, Jr.	68	Chairman of the Board and Chief Executive Officer

Ross McAlpine	58	President and Chief Operating Officer

Jennifer S. LeBlanc	35	Chief Financial and Accounting Officer and Secretary

William E. (Billy) Ladin, Jr. Please see above for biographical information for Mr. Ladin.

Ross McAlpine.  Mr. McAlpine was elected the Company’s President and Chief Operating Officer effective November 30, 2007.  Prior to joining the Company, Mr. McAlpine was employed by Inter-Tel Incorporated, a communications equipment provider and subsidiary of Mitel, Inc. From 2001 to 2007, he served as President of Inter-Tel Network Services. From 1997 to 2001 he served as President of Inter-Tel.Net, one of the world’s initial Internet telephony service providers utilizing VoIP and prior to that time he held other executive positions at Intertel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2009.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure, Stovall, and Mihaylo each of whom is independent, as defined by Rule 4200(a) (15) of the NASD’s listing standards. Mr. Stovall serves as a financial expert as defined in Item 401(h) (2) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Chief Executive Officer and up to four other most highly compensated executive officers who earned more than $100,000 during the 2009 fiscal year (the “Named Executive Officers”) for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	2009	$200,000	-		-	$200,000
Chairman of the Board and	2008	$200,000	-		-	$200,000
Chief Executive Officer	2007	$200,000	-	$48,811	-	$248,811

Ross McAlpine	2009	$175,000	-		-	$175,000
President and Chief Operating	2008	$83,462	-	$155,320	-	$238,782
Officer (2)			-		-

Jennifer S. LeBlanc	2009	$120,000	-	-	-	$120,000
Chief Financial and Accounting	2008	$120,000	-	-	-	$120,000
Officer and Secretary	2007	$120,000	-	$24,406	-	$144,406

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2009 held by each of the Named Executive Officers. No stock options were granted to or exercised by the Named Executive Officers in fiscal 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	150,000	50,000	$0.50	03/30/2017
	22,500	0	$13.19	01/03/2010

Ross McAlpine	62,500	187,500	$1.00	11/30/2017

Jennifer LeBlanc	75,000	25,000	$0.50	03/30/2017

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	$-	$-	$-	$-

Justin McClure	15,750	-	-	15,750

Steven G. Mihaylo	16,000	-	893	16,893

Ambassador John N. Palmer	15,000	-	1,323	16,363

Troy LeMaile-Stovall	16,250	-	426	16,676

Directors are paid fees of $12,000 per annum for their service as members of the Board of Directors and additional fees of $250 per hour for their attendance at video meetings, or $1,000 for their attendance of an in-person meeting of the Board of Directors.  In addition members of the Audit Committee are paid $500 per attendance at meetings of the Audit Committee.

 Employment Contracts

There are no employment contracts with any of the Named Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 25, 2009, regarding the beneficial ownership of each class of voting securities of the Company held by (1) each person or group known by us to own beneficially 5% or more of a class of voting securities, (2) each director, and Named Executive Officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them and the address for each is the corporate offices of the Company.

Name of Beneficial Owner/Positions	Title of Class	Amount and Nature of Beneficial Ownership		Percent Ownership

William E. (Billy) Ladin, Jr.	Common Stock	1,052,258	(1)	5.9%
Chairman of the Board,	Series A Preferred Stock	341,297		11.8%
Chief Executive Officer and	Total	1,393,555		6.9%
Director

Justin McClure	Common Stock	447,694	(2)	2.5%
Director	Series A Preferred Stock	853,242	(2)	29.5%
	Total	1,300,936		6.4%

Steven G. Mihaylo	Common Stock	4,197,461	(3)(4)	23.7%
Director	Series A Preferred Stock	500,000	(3)(4)	17.3%
	Total	4,697,461		23.3%

Ambassador John N. Palmer	Common Stock	1,159,205	(5)	6.6%
Director	Series A Preferred Stock	853,242	(5)	29.5%
	Total	2,012,447		10.0%

Troy LeMaile-Stovall	Common Stock	88,994	(6)	*
Director

Ross McAlpine	Common Stock	62,500	(7)	*
President and Chief
Operating Officer

Jennifer S. LeBlanc	Common Stock	75,000	(8)	*
Chief Financial and
Accounting Officer and
Secretary

Gulf South Capital, Inc.	Common Stock	76,667	(2)(5)	*
	Series A Preferred Stock	853,242	(2)(5)	29.5%
	Total	929,909		4.6%

Arnold Schumsky	Series A Preferred Stock	170,648		5.9%

Stuart Sternberg	Series A Preferred Stock	511,945		17.7%

George Sturgis	Common Stock	60,000		*
	Series A Preferred Stock	170,648		5.9%
	Total	230,648		1.1%

Yvette Sturgis	Series A Preferred Stock	170,648		5.9%

2003 Sanders Children’s Trust	Series A Preferred Stock	170,648		5.9%

Summit Growth Management, LLC	Series A Preferred Stock	500,000	(4)	17.3%

All directors and executive	Common Stock	6,851,112		38.7%
officers as a group (seven	Series A Preferred Stock	1,194,539		41.3%
persons)	Total	8,045,651	(9)	39.85%

*	Less than one percent.

(1)
Includes options to purchase 22,500 shares of Common Stock granted to Mr. Ladin which are exercisable at $13.19 per share, and options to purchase 150,000 shares of Common Stock granted to Mr. Ladin which are exercisable at $0.50 per share.

(2)
Includes options to purchase 30,000 shares of Common Stock granted to Mr. McClure which are exercisable at $1.07, options to purchase 25,974 which are exercisable at $0.77 and options to purchase 33,020 which are exercisable at $0.50, 155,333 shares representing the proportionate interest in shares held by J.N. Palmer Family Partnership, in which Mr. McClure’s spouse has a 20% limited partner interest, 44,400 shares owned by Mr. McClure’s children and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Mr. McClure serves as an officer. Mr. McClure disclaims beneficial ownership of the shares owned by his spouse, his children and GulfSouth.

(3)	Includes warrants to purchase 197,461 shares of Common Stock issued to Mr. Mihaylo which are redeemable at $0.38.

(4)
The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee, owns all the shares of Common Stock, and Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member, owns all the shares of Series A Preferred Stock of the Company.

(5)
Includes options to purchase 19,608 shares of Common Stock granted to Ambassador Palmer which are exercisable at $1.02, and options to purchase 60,294 shares of Common Stock granted to Ambassador Palmer which are exercisable at $0.50. Includes warrants to purchase 197,461 shares of Common Stock issued to Ambassador Palmer which are redeemable at $0.38.  Includes 776,667 shares held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer owns a 40% limited partnership interest, and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth Capital, Inc. (“GulfSouth”), a private investment firm in which Ambassador Palmer serves as Chairman. Ambassador Palmer disclaims beneficial ownership of 466,000 of the shares owned by the J.N. Palmer Family Partnership and all of the shares owned by GulfSouth.

(6)
Includes options to purchase 30,000 shares of Common Stock which are exercisable at $1.07, options to purchase 25,974 which are exercisable at $.77 and options to purchase 33,020 which are exercisable at $.50 granted to Mr. LeMaile-Stovall.

(7)	Includes options to purchase 62,500 shares of Common Stock, which are exercisable at $.50 granted to Mr. McAlpine.

(8)	Includes options to purchase 75,000 shares of Common Stock, which are exercisable at $.50 granted to Ms. LeBlanc.

(9)
Includes (i) options to purchase 567,890 shares of Common Stock that are currently exercisable, (ii) 776,667 shares held by J.N. Palmer Family Partnership, of which Ambassador Palmer disclaims beneficial ownership of 466,000 shares and Mr. McClure disclaims beneficial ownership of 155,333 shares, (iii) 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, of which Mr. McClure disclaims beneficial ownership, (iv) 44,400 shares owned by Mr. McClure’s children and of which Mr. McClure disclaims ownership, (v) 4,000,000 shares of Common Stock owned by The Steven G. Mihaylo Trust, and 500,000 shares of Series A Preferred Stock by owned by Summit Growth Management, LLC., (vi) warrants to purchase 197,461 shares of Common Stock issued to Mr. Mihaylo and (vii) warrants to purchase 197,461 shares of Common Stock issued to Ambassador Palmer.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2009 concerning shares of Common Stock that are authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders(1)	1,637,000	$0.98	524,056

Equity compensation plans not approved by security holders	-	-	-

Total	1,637,000	$0.98	524,056

(1)	Consists of the Internet America 1998 Nonqualified Stock Option Plan, the 2004 Non-Employee Director Plan and the 2007 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There have been no transactions since the beginning of the Company’s last fiscal year, nor is there any currently proposed transaction, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure, Mihaylo, Palmer and Stovall are independent directors, as defined by Rule 4200(a) (15) of the NASD’s listing standards. Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

 The firm of Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $153,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2009, for the reviews of our financial statements included in our Forms 10-Q for that year and for the audit of subsidiary statements for the years ended December 31, 2008 and 2007.  PKF billed us $131,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2008 and for the reviews of our financial statements included in our Forms 10-Q for that year. We incurred no other fees to PKF for audit or other services in fiscal years 2009 and 2008.

Audit Related Fees

 There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

Tax Fees

No tax fees were billed for services by the Company’s independent registered public accounting firm in fiscal years 2009 and 2008.

All Other Fees

No other fees were billed for services rendered by the Company’s independent registered public accounting firm for fiscal years 2009 and 2008.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

The Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee has given its approval for the provision of audit services by PKF for the fiscal year ending June 30, 2009. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2009 and 2008 were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this report.

(b)	Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Statement of Resolution of Series A Preferred Stock(2)
3.3	Statement of Resolution of Series A Preferred Stock(2)
3.4	Statement of Resolution of Series B Preferred Stock(2)
3.2	Bylaws, as amended (3)

4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (5)
4.3	Purchase Agreement dated as of October 17, 2007 (2)
4.4	Registration Rights Agreement dated as of October 17, 2007 (2)
4.5	Securities Purchase Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
4.6	Registration Rights Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)
10.1	Internet America, Inc. 2007 Stock Option Plan (6)
21.1	List of subsidiaries (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)	Incorporated by reference to exhibits 4.1 through 4.5 to Form 8-K filed on October 23, 2007 (file no. 0001144204-07-055892)
(3)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(4)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(5)	Incorporated by reference to exhibits 4.1 through 4.3 to Form 8-K filed on December 11, 2007 (file no. 0001144204-07-066863)
(6)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.
(7)	Incorporated by reference to exhibit 21.1 to Form 10-KSB (file no. 0001144204-07-051533) filed September 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of September, 2009.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer and Director

/s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board and
William E. (Billy) Ladin, Jr.	Chief Executive Officer	September 28, 2009

/s/ Troy LeMaile-Stovall
Troy LeMaile-Stovall	Director	September 28, 2009

/s/ Justin McClure
Justin McClure	Director	September 28, 2009

/s/ John Palmer
John Palmer	Director	September 28, 2009

/s/ Steven G. Mihaylo
Steven G. Mihaylo	Director	September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years ended June 30, 2009 and 2008, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas
September 28, 2009

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,421,264	$3,911,680
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $6,824 and $5,863 as of June 30, 2009 and June 30, 2008, respectively	122,128	170,231
Inventory	255,534	285,410
Prepaid expenses and other current assets	542,606	610,865
Total current assets	3,347,964	4,984,618
Property and equipment—net	2,150,562	2,328,954
Goodwill—net	2,413,127	3,533,127
Subscriber acquisition costs—net	744,869	1,310,537
Other assets—net	53,318	38,087
TOTAL ASSETS	$8,709,840	$12,195,323
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$298,903	$204,056
Accrued liabilities	573,013	654,187
Deferred revenue	1,029,773	1,271,901
Current portion of long-term debt	613,746	620,585
Current portion of capital lease obligations	22,929	-
Total current liabilities	2,538,364	2,750,729
Long-term debt, less current maturities	664,772	1,331,096
Long-term capital lease obligations, less current maturities	30,565	-
Minority interest in subsidiary	-	5,696
TOTAL LIABILITIES	3,233,701	4,087,521
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Preferred stock 10% cumulative, $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding, aggregate liquidation preference of $1,693,000	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,857,031 issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	168,571	168,571
Additional paid-in capital	63,676,806	63,588,884
Accumulated deficit	(58,398,129)	(55,678,544)
TOTAL SHAREHOLDERS’ EQUITY	5,476,139	8,107,802
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,709,840	$12,195,323

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2009	2008
REVENUES:
Internet services	$7,580,901	$8,430,931
Other	202,081	346,102
Total	7,782,982	8,777,033

OPERATING COSTS AND EXPENSES:
Connectivity and operations	5,303,779	5,960,007
Sales and marketing	300,821	504,261
General and administrative	2,656,954	3,335,636
Provision for bad debt expense (recoveries)	961	(679)
Depreciation and amortization	1,076,634	1,172,974
Impairment loss	1,120,000	780,000
Total	10,459,149	11,752,199

LOSS FROM OPERATIONS	(2,676,167)	(2,975,166)
INTEREST INCOME	36,851	87,251
INTEREST EXPENSE	(85,965)	(112,432)

Minority interest in loss of consolidated subsidiary	5,696	724

NET LOSS	$(2,719,585)	$(2,999,623)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.16)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,857,031	14,978,681

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, JUNE 30, 2007	-	$-	12,508,914	$125,089	$57,161,980	$(52,678,921)	$4,608,148
Issuance of preferred stock	2,889,076	28,891	-	-	1,578,292	-	1,607,183
Issuance of common stock	-	-	4,348,117	43,482	4,714,586	-	4,758,068
Stock compensation expense	-	-	-	-	134,026	-	134,026
Net loss	-	-	-	-	-	(2,999,623)	(2,999,623)
BALANCE, JUNE 30, 2008	2,889,076	28,891	16,857,031	168,571	63,588,884	(55,678,544)	8,107,802
Stock compensation expense	-	-	-	-	87,922	-	87,922
Net loss	-	-	-	-	-	(2,719,585)	(2,719,585)
BALANCE, JUNE 30, 2009	2,889,076	$28,891	16,857,031	$168,571	$63,676,806	$(58,398,129)	$5,476,139

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(2,719,585)	$(2,999,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(5,696)	(724)
Depreciation and amortization	1,076,634	1,172,974
Impairment loss	1,120,000	780,000
Loss on disposal of fixed assets	47,939	-
Provision for bad debt expense (recoveries)	961	(679)
Non-cash stock compensation expense	87,922	134,026
Changes in operating assets and liabilities (net of effects of assets acquired, less liabilities assumed):
Accounts receivable	47,142	16,722
Inventory	29,876	140,503
Prepaid expenses and other current assets	68,259	(110,106)
Other assets	(15,231)	(37,003)
Accounts payable and accrued liabilities	13,673	(337,689)
Deferred revenue	(242,128)	4,363
Net cash used in operating activities	(490,234)	(1,237,236)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(414,909)	(1,190,290)
Change in restricted cash	-	(6,432)
Proceeds from sale of property and equipment	10,934	-
Cash paid for acquisitions	-	655,102
Net cash used in investing activities	(403,975)	(541,620)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,987,625
Proceeds from issuance of preferred stock	-	1,307,183
Proceeds from issuance of long term debt	-	71,787
Principal payments of long-term debt	(596,207)	(458,946)
Net cash provided by (used in) financing activities	(596,207)	4,907,649
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,490,416)	3,128,793
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,911,680	782,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,421,264	$3,911,680

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended
	June 30,
	2009	2008
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$91,149	$109,966
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with acquisitions	$-	$770,443
Debt issued in connection with acquisitions, net	$-	$863,500
Debt extinguished for breach of acquisition contract	$90,670	$—
Non-cash adjustments for final purchase accounting in connection with acquisitions	$-	$137,175
Minority interest liability	$-	$5,696
Borrowings extinguished for preferred stock	$-	$300,000
Property & equipment purchased under capital lease	$67,207	$—

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009 and 2008

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced an operating loss for the fiscal year ended June 30, 2009 and has experienced continued declines in subscribers since fiscal 2002.  The Company’s operations are subject to certain risks and uncertainties, including that the rural customer base will not increase at the expected rate; the difficulty of identifying and acquiring wireless Internet customers and infrastructure on attractive terms and of integrating those acquisitions into its operations; the availability of needed financing; competition with existing or new competitors; changes in industry pricing or technological developments impacting the Internet; dependence on network infrastructure, telecommunications providers and other vendors; service interruptions or impediments; and the inability to hire and retain qualified personnel. The stock price has been volatile historically and may continue to be volatile.  There can be no assurance that the Company will be successful in achieving profitability and positive cash flow in the future.

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

During the year ended June 30, 2009, the Company recorded a provision for bad debt expense totaling approximately $1,000.  For the year end June 30, 2008 the Company recorded bad debt recoveries of approximately $1,000. The charges were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected, and collection efforts were continued on such accounts.

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

Restricted Cash — Restricted cash consists of cash deposited in a bank account by United States Department of Agriculture Rural Utilities Service (“RUS”) for advances on the Company’s loan. Money in the account is to be used solely for the purposes for which each advance is made. Restricted cash is stated at cost, which approximates fair value.

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

Goodwill — Goodwill is the excess acquisition costs of a business over the fair value of the identifiable net assets acquired.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject to annual impairment tests. Other identifiable assets with definite lives continue to be amortized over their useful lives. Accordingly, the Company reviews goodwill for impairment annually and/or if events or changes in circumstances indicate the carrying value of goodwill may have been impaired.  The Company reviews intangible assets with definite lives for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test, is judgmental in nature and often involves significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 5.85% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth rate.

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2009 and 2008 the Company recorded impairment losses of $1,120,000 and $780,000, respectively, related to potential reduction in future cash flows as subscriber decline continues.

Subscriber Acquisition Costs — Subscriber acquisition costs primarily relate to acquisitions completed during the years ended June 30, 2006, 2007 and 2008.  The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value.   The Company has concluded that no impairment occurred in the years ended June 30, 2009 or 2008.

Stock-Based Compensation — On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The fair value of each option granted during the year ended June 30, 2009 is estimated to be approximately $0.20 using the Black-Scholes pricing model with the following assumptions: option term until exercise of 2.5 years, volatility of 353%, risk-free interest rate of 2.87%, and an expected dividend yield of zero.  The expected term of options represents the period of time that options granted are expected to be outstanding.   Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U. S. Treasury yield.

As of June 30, 2009, the total compensation costs related to non-vested awards not yet recognized is approximately $136,000.  The period over which this cost will be recognized is approximately 3 years.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred.  Advertising expenses for the years ended June 30, 2009 and 2008 were approximately $65,000 and $132,000, respectively.  The Company focuses primarily on a direct mail form of advertising.

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

On July 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, and as a result management assessed its various income tax positions, and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2005, 2006, 2007 and 2008 tax years remain subject to examination by various federal and state tax jurisdictions.

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflect the potential dilution that could occur upon exercise or conversion of these instruments.

During the years ended June 30, 2009 and 2008, no options were included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years then ended.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Reclassifications — Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.  These reclassifications had no effect on 2008 net loss or shareholders’ equity.

New accounting standards —

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157,  “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

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

In June 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the statement provides standards regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement in the quarter ending June 30, 2009. The Corporation evaluated subsequent events for recognition or disclosure through September 28, 2009, the date the financial statements were reviewed for filing and it had an immaterial effect on the Company’s consolidated financial statements through September 28, 2009.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS Statement No. 162.” This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is effective for the Company on July 1, 2009. This statement is not expected to have a material effect on the Company’s consolidated financial statements

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2009 and 2008.

2. TeleShare Communications Services, Inc.

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark Ocker and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note, and subject to certain adjustments 90 days after closing. TeleShare based in Crosby, Texas, serves approximately 1,500 wireless broadband Internet service customers and provides telex messaging services. On October 25, 2007, the final adjustments to the TeleShare acquisition were determined, and the Company issued a note for approximately $864,000 and 298,117 shares of common stock to the former owners of TeleShare. On July 27, 2009, pursuant to the terms of the agreement, the former owners of TeleShare elected to tender the 298,117 shares of common stock in exchange for a promissory note in the amount of $745,943.  See Note 13.

TeleShare had a loan commitment under a program administered by the RUS under which Internet America assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

3. Property and Equipment

As of June 30, 2009 and 2008 property and equipment consist of:

	June 30
	2009	2008
Land	$30,000	$30,000

Infrastructure in progress	$96,610	$145,824

Depreciable assets:
Data communications and office equipment	$2,726,464	$8,178,965
Computer software	781,230	782,441
Furniture and fixtures	58,007	260,886

Leasehold improvements	27,512	21,777
Building	20,450	20,450
	3,613,663	9,264,519
Less accumulated depreciation and amortization	(1,589,711)	(7,111,389)
	$2,023,952	$2,153,130

Total property and equipment, net	$2,150,562	$2,328,954

The Company owns land in Victoria, Texas; this property includes an office for Southwest Texas operations and a tower used in our wireless network.  Infrastructure in progress relates to wireless equipment which was purchased by the Company for near future improvement and upgrades to its existing wireless networks.  The equipment will be included in data communications equipment and depreciated when placed in service.  Included in property and equipment at June 30, 2009 and 2008, is approximately $67,000 and $0, respectively of property and equipment held under capital lease.

Depreciation expense charged to operations was approximately $602,000 and $678,000 for the years ended June 30, 2009 and 2008, respectively.

4. Goodwill, Subscriber Acquisition Costs and Other Assets

Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the years ended June 30, 2009 and 2008, the Company recorded impairment losses of $1,120,000 and $780,000, respectively, related to potential reduction in future cash flows as subscriber decline continues from the acquisitions of NeoSoft and PDQ.Net

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The Company did not record increases in goodwill during the years ended June 30, 2009 or 2008.  Subscriber acquisition costs increased by approximately $1,036,000, during the year ended June 30, 2008 due to the acquisition of TeleShare.  During the year ended June 30, 2009, the Company reduced subscriber acquisition costs by $90,670 due to a final adjustment to reduce the purchase price on an acquisition of assets by the total amount of related liability previously recorded as a long term amount payable.  Further, the Company has officially notified the seller of the Company’s claim for damages due to seller’s breach of the Asset Purchase Agreement.  The claim of approximately $85,000 has been fully reserved due to the financial condition of the seller.

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers.  Total subscriber acquisition costs were approximately $2,727,000 and $2,818,000 for the year ended June 30, 2009 and 2008, respectively. Amortization expense for the year ended June 30, 2009 and 2008 was approximately $475,000 and $495,000, respectively.  Subscriber acquisition costs related to the NeoSoft and PDQ acquisitions were fully amortized as of June 30, 2002. As of June 30, 2009, expected amortization expense for the fiscal years ended is as follows:

2010	$386,000
2011	355,000
2012	4,000
2013 and thereafter	-
Total expected amortization expense	$745,000

Other assets consist of long term public-private partnership receivable and deposits on leaseholds and services.

5. Accrued Liabilities

As of June 30, 2009 and 2008 accrued liabilities consists of:

	June 30,
	2009	2008
Property, franchise and sales tax expenses	$192,191	$191,772
Employee wages and benefits	205,004	209,698
Professional fees	95,965	119,451
Accrued payable on abandoned lease	1,353	87,765
Investor relations and communication fees	64,642	22,078
Deferred rent	5,933	10,314
Interest	3,925	9,109
Other	4,000	4,000
	$573,013	$654,187

6. Long-Term Debt

As of June 30, 2009 and 2008 long-term debt consists of:

	June 30,	June 30,
	2009	2008
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $2,480)	$36,211	$62,452
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $2,109)	23,106	23,106

Note payable due February 12, 2009 payable in monthly installments of $1,261	-	10,084

Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $442)	14,025	21,219
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $9,506)	65,656	83,900
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $872)	22,757	42,392
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $676)	17,637	32,855
Amount payable estimated at June 30, 2008, prior to final adjustments to purchase price under Asset Purchase Agreement; the final adjustment recorded during the quarter ended March 31, 2009 reduced the amount payable to $0 (see Note 5)	-	95,324
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $19,042)	452,548	735,083
Loan and Security Agreement with RUS	646,578	845,266
	1,278,518	1,951,681
Less current portion	(613,746)	(620,585)
Total long-term debt, net of current portion	$664,772	$1,331,096

As of June 30, 2009, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $1,215,000. The prime rate at June 30, 2009 was 3.25%. The direct cost of money rate applied to the RUS loan on the date of borrowing is equal to the cost of borrowing of the Department of Treasury for 7 year obligations.  At June 30, 2009, the direct cost of money rate on borrowings to date averaged 4.9%.

The following is a schedule by fiscal years of the principal payments under these agreements as of June 30, 2009.

2010	$613,746
2011	420,492
2012	244,280
2013, and thereafter	-
Total principal payments	$1,278,518

7.  Capital Lease Obligations

The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments at year ended June 30, 2009:

2010	$32,430
2011	32,431
2012	2,584
Total minimum lease payments	67,445

Less amounts representing interest	(13,951)

Present value of minimum capitalized payments	53,494
Less current portion	(22,929)

Long-term capitalized lease obligations	$30,565

8. Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors.  The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense under these leases was approximately $619,000 and $953,000 for the years ended June 30, 2009 and 2008, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts at June 30, 2009 are listed below.

	2010	2011	2012	2013	2014	Thereafter	Total
Connectivity contracts	$757,000	$265,000	$119,000	$-	$-	$-	$1,141,000
Operating leases	527,000	448,000	366,000	219,000	54,000	15,000	1,629,000
	$1,284,000	$713,000	$485,000	$219,000	$54,000	$15,000	$2,770,000

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

9. Shareholders' Equity

Earnings Per Share — There were no “in the money” options as of June 30, 2009 or June 30, 2008.

Series A Preferred Stock — The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock.

On October 17, 2007, the Company entered into a Purchase Agreement (the “October Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company sold 2,889,076 shares of a newly designated Series A Preferred Stock, for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction.  Mr. Ladin, the Chairman of the Board and Chief Executive Officer of the Company, and Ambassador Palmer, a director of the Company, participated in the sale as Purchasers, as described in Note 12.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock.  The  Series A Preferred  Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared.  The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock.  Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly.   Cumulative dividends in arrears were approximately $307,000 at June 30, 2009. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the October Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to grant “piggyback” registration rights to the Purchasers.

Common Stock — The Company has authorized 40,000,000 shares of $0.01 par value common stock.

On December 10, 2007 the Company entered into a Purchase Agreement (the “December Agreement”) with The Steven G. Mihaylo Trust (the “Trust”), pursuant to which the Company sold 4,000,000 shares of common stock, for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000, in a privately-negotiated transaction.  The December Agreement contains customary representations, warranties and indemnification provisions.

Additionally, in connection with the December Agreement, the Company amended its Rights Agreement between the Company and American Stock Transfer & Trust Company dated August 9, 2004. Prior to adoption of the amendment, the acquisition by a beneficial owner in excess of 15% of the outstanding shares of common stock was an event that triggered the issuance of Common Shares to holders of rights under the Rights Agreement.  The Board of Directors determined that it was in the best interest of the Company to exempt the Trust from the provisions of the Rights Agreement, with the result that no Common Shares would be issuable to the holders of the Rights upon the sale of common stock under the December Agreement.  Further the Board approved the acquisition by the Trust of up to 25% of the outstanding Common Shares, so long as such acquisition is not made in connection with a tender or exchange offer.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which initially provided for the issuance of a maximum of 200,000 shares of common stock and was initially approved by the Company’s shareholders on November 4, 1999.  In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002.  Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date.  During April 2006, the Company temporarily suspended future purchases in the Purchase Plan due to lack of employee participation.  There were no shares purchased by employees under this plan during the years ended June 30, 2009 and 2008.  At June 30, 2009, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plans —The Company's 1998 Nonqualified Stock Option Plan (the "1998 Option Plan") was adopted by the Board of Directors and the Company's shareholders in July 1998. A total of 1,200,000 shares of common stock were reserved for issuance under the 1998 Option Plan. In connection with the adoption of the 2007 Stock Option Plan, as further described below, the Board of Directors determined that the terms of the 1998 Stock Option Plan of the Company will not be renewed.

The maximum term of options granted under the 1998 Option Plan is ten years. Options granted under the 1998 Option Plan are in most cases nontransferable and generally expire within 30 days after the termination of the optionee's services, except in cases when the optionee is terminated "for cause" (as such term is defined therein). In such cases, the option typically expires automatically on the date of termination. In general, if an optionee is disabled or dies, such option may be exercised up to 12 months following such disability or death. In general, if an optionee retires from his or her service to us, such option may be exercised up to three months following such retirement, unless the Compensation Committee determines to allow a longer period for exercise. The Company has 29,500 options outstanding to its employees under the 1998 Option Plan at June 30, 2009. These options are exercisable at prices ranging from $9.25 to $13.19 per share of common stock.

The Company's Employee and Consultant Stock Option Plan (the "Employee and Consultant Option Plan") was approved by the Board of Directors in September 1999 in connection with the acquisition of PDQ. The plan was subsequently approved by the shareholders at a special meeting of shareholders in November 1999. This plan was created in connection with the acquisition of PDQ so that each outstanding PDQ incentive stock option could be exchanged for an incentive stock option to purchase Internet America common stock. Pursuant to the Employee and Consultant Stock Option Plan, the Company may grant incentive and nonqualified stock options to our employees, consultants, directors and advisors.  A total of 260,063 shares of common stock have been reserved for issuance under the Employee and Consultant Option Plan.  There were no options outstanding under this plan at June 30, 2009 or 2008.

The Company also has granted nonqualified stock options to employees that are not included under any of the stock option plans noted above.  The remaining 15,576 options outstanding to its employees that are not related to any plan were forfeited during the year ended June 30, 2008.

On October 26, 2004, the Board of Directors adopted the 2004 Non-Employee Director Plan (the “2004 Option Plan”) specifically to grant stock to non-employee directors.  The maximum term of options granted under the 2004 Option Plan is ten years. Options granted under the 2004 Option Plan are nontransferable and expire upon the termination of the director’s service on the Board of Directors. A total of 600,000 shares of common stock were reserved for issuance under the 2004 Option Plan.  In connection with the adoption of the 2007 Stock Option Plan, described below, the Board of Directors amended the 2004 Non-Employee Director Plan to reduce the number of shares available for issuance upon the exercise of options under that plan from 600,000 to 131,556, being the number of shares covered by outstanding options granted under that plan as of March 30, 2007.  The Company currently has 131,556 options outstanding to its non-employee directors under the 2004 Option Plan at June 30, 2009. These options are exercisable at prices ranging from $0.77 to $1.07 per share of common stock.

On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares may be granted as incentive and nonqualified stock options to employees, executives and directors.  Options to purchase the following number of shares are outstanding to the category of persons indicated as of June 30, 2008: an aggregate of 168,444 shares to directors, 550,000 shares to executive officers and 757,500 shares to non-executive employees.  These options are exercisable at prices ranging from $0.50 to $1.00 per share of common stock.

A summary of the status of the Company's stock options as of June 30, 2009 and 2008 and changes during the years ended on those dates is presented below:

	June 30, 2009		June 30, 2008
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,259,500	0.92	980,076	0.93
Granted	500,000	1.00	475,000	0.77
Exercised	-	-	-	-
Forfeited	(122,500)	0.50	(195,576)	0.59
Outstanding at end of period	1,637,000	0.98	1,259,500	0.92
Options exercisable at year end	753,639	1.08	567,778	1.21

The following table summarizes information about stock options outstanding at June 30, 2009:

	Number Outstanding	Weighted-Average Remaining Contractual	Number Exercisable
Exercise Price	at 6/30/09	Life as of 6/30/09 (Years)	at 6/30/09
$0.50	715,944	7.79	527,583
0.77	51,948	0.81	51,948
1.00	760,000	5.26	65,000
1.02	19,608	0.62	19,608
1.07	60,000	0.33	60,000
9.25	7,000	0.46	7,000
13.19	22,500	0.51	22,500
	1,637,000		753,639

A summary of the Company’s non-vested options as of June 30, 2009 and changes during fiscal 2009 is presented as follows:

		Weighted-Average Grant Date
	Nonvested options	at Fair Value
Nonvested at June 30, 2008	691,722	$0.40
Granted	500,000	0.20
Vested	(243,987)	0.35
Forfeited	(64,375)	0.26
Nonvested at June 30, 2009	883,360	$0.31

10. Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2009 and 2008 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2009 and 2008, consist of:

	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,810,000	$10,967,000
Intangible assets	2,419,000	2,245,000
Allowance for doubtful accounts	2,000	2,000
Impairment loss	109,000	80,000
Other	179,000	177,000
Total deferred tax assets	14,519,000	13,471,000
Deferred tax liabilities:
Other	-	-
Total deferred tax liability	-	-
Total net deferred tax	14,519,000	13,471,000
Valuation allowance	(14,519,000)	(13,471,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.  During the year ended June 30, 2009, the valuation allowance increased by approximately $1,048,000.

At June 30, 2009, the Company has net operating loss carryforwards of approximately $35 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2030 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2009 and 2008 is as follows:

	June 30,
	2009	2008
Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	0%	0%

11. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2009.

12. Related Party Transactions

The following table shows amounts paid to the four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the years ended June 30, 2009 and 2008:
	June 30,
	2009	2008
Troy LeMaile Stovall	$16,676	$16,000
Justin McClure	15,750	16,000
John Palmer	16,323	20,412
Steven Mihaylo	16,893	10,140
Cindy Ocker	165,298	223,663
	$230,940	$286,215

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

On October 17, 2007, the Company sold 2,889,076 shares of Series A Preferred Stock for a per share purchase price of $0.586 and an aggregate purchase price of $1,693,000, in a privately-negotiated transaction, which is fully described in Note 9. Mr. Ladin and Ambassador Palmer participated in the sale as Purchasers, and the consideration paid by them included, in addition to cash, the cancellation of the Notes. Gulf South, a private investment firm owned by Ambassador Palmer and of which Justin McClure, a director of the Company, is the president, also participated in the sale as a Purchaser.

On December 10, 2007, the Company sold 4,000,000 shares of common stock for a per share purchase price of $1.00 and an aggregate purchase price of $4,000,000 in a privately-negotiated transaction which is fully described in Note 9.  All shares were purchased by The Steven G. Mihaylo Trust.  Mr. Mihaylo is the sole trustee of that trust and is a director of the Company.

As more fully described below, on September 14, 2009, Internet America issued a Warrant to purchase 197,461 shares of Common Stock to each of Steve Mihaylo and Ambassador John Palmer, both directors of Company. The Warrants are exercisable at $0.38 per share for 5 years.

13. Subsequent Events

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare from Mark and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note.  In accordance with the terms of the purchase agreement, 298,117 shares of common stock were placed in escrow until the second anniversary of the closing date, at which time the former owners of TeleShare could elect to receive the shares out of escrow or a note for the value of the shares at $2.50 per share.  On July 15, 2009, the former owners of TeleShare notified the Company of their election to tender the 298,117 shares of common stock, and effective July 27, 2009 the Company issued a promissory note for $745,943. The non interest bearing note will be paid in 20 equal quarterly installments beginning on October 27, 2009.  Also effective July 27, 2009, the total number of outstanding shares of Company common stock was reduced to 16,558,914 as a result of the cancellation of those shares.

On August 20, 2009, the Company submitted an application for a grant from the Broadband Technology Opportunity Program to utilize fixed Point-to-Multipoint wireless infrastructure to expand outward from areas adjacent to the Company’s existing service areas to unserved and underserved areas of 35 counties in southeast Texas.  The grant program required a minimum of 20% of the project costs to be funded from non-federal sources. As part of the application, the Company was required to identify its sources of outside funding committed to the project. On September 14, 2009, the Company issued a Warrant to purchase 197,461 shares of Common Stock to each of Steve Mihaylo and Ambassador John Palmer, both directors of Company.  These warrants were issued as consideration for documentation provided by these two directors regarding the Company’s ability to obtain the minimum outside capital funding. The Warrants are exercisable at $0.38 per share for 5 years.

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc*
32.1	Section 1350 Certification of William E. Ladin, Jr.*
32.2	Section 1350 Certification of Jennifer S. LeBlanc*

*Filed herewith