Form 10-Q
period 2009-09-30
INTERNET AMERICA INC
filed 2009-11-16
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Yes ☐               No ☒

As of November 11, 2009, registrant had 16,558,914 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,756,562	$2,421,264
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $4,165 and $6,824 (as of September 30, 2009 and June 30, 2009, respectively)	88,080	122,128
Inventory	267,598	255,534
Prepaid expenses and other current assets	503,499	542,606
Assets held for Sale	18,335	-
Total current assets	2,640,506	3,347,964

Property and Equipment—net	2,109,006	2,150,562
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	588,399	744,869
Other Assets—net	52,260	53,318
TOTAL	$7,803,298	$8,709,840

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$246,816	$298,903
Accrued liabilities	496,649	573,013
Deferred revenue	966,093	1,029,773
Current portion of long-term debt	742,858	613,746
Current portion of capital lease obligations	24,231	22,929
Total current liabilities	2,476,647	2,538,364

Long-term debt	1,073,600	664,772
Long-term capital lease obligations	23,997	30,565
Total liabilities	3,574,244	3,233,701

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding as of September 30, 2009 and June 30, 2009	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,558,914 and 16,857,031 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	165,589	168,571
Additional paid-in capital	62,954,737	63,676,806
Accumulated deficit	(58,919,807)	(58,398,129)
Total Internet America, Inc. shareholders' equity	4,229,410	5,476,139
Noncontrolling interest in subsidiary	(356)	-
Total shareholders' equity	4,229,054	5,476,139
TOTAL	$7,803,298	$8,709,840

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
REVENUES:
Internet services	$1,798,417	$1,954,715
Other	38,406	50,138
Total	1,836,823	2,004,853

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,319,621	1,351,178
Sales and marketing	78,459	70,013
General and administrative	700,684	587,928
Provision for bad debt expense	(2,658)	1,088
Depreciation and amortization	247,421	295,797
Total	2,343,527	2,306,004

LOSS FROM OPERATIONS	(506,704)	(301,151)
INTEREST INCOME	(3,996)	(15,722)
INTEREST EXPENSE	19,326	25,404

NET LOSS	$(522,034)	$(310,833)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(356)	$31
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(521,678)	$(310,864)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,646,405	16,857,031

See accompanying notes to condensed consolidated financial statements.

Financial Statements - Continued

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(521,678)	$(310,864)
Adjustments to reconcile net loss to net cash used in operating activities
Noncontrolling interest	(356)	31
Depreciation and amortization	247,421	295,797
Loss on disposal of fixed assets	11,935	5,850
Provision for bad debt expense (recoveries)	(2,658)	1,088
Non-cash stock compensation expense	20,893	22,989
Changes in operating assets and liabilities:
Accounts receivable	36,706	(19,772)
Inventory	(12,064)	(41,931)
Prepaid expenses and other current assets	39,107	(29,803)
Other assets	1,058	855
Accounts payable and accrued liabilities	(128,451)	(113,170)
Deferred revenue	(63,680)	(78,297)
Net cash used in operating activities	(371,767)	(267,227)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(139,835)	(35,872)
Proceeds from sale of property and equipment	-	2,200
Net cash used in investing activities	(139,835)	(33,672)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(147,834)	(140,807)
Principal payments of capital leases	(5,266)	-
Net cash used in financing activities	(153,100)	(140,807)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(664,702)	(441,706)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,421,264	3,911,680
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,756,562	$3,469,974
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,076	$23,668
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancelation of common stock shares for long term debt in connection with acquisition	$745,943	$-
Debt issued in connection with canceled common stock, net	$685,774	$-
Non cash adjustment to intangible assets related to imputed interest on long-term debt issued for cancelation of common stock	$60,170	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission.  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K (SEC Accession No. 0001144204-09-050404 ).

2.	Liquidity

The Company is subject to risks including the presence of recurring losses and negative cash flow, among others. During the first quarter of fiscal 2010, the Company devoted substantial time and resources to submitting an application to expand its service area by utilizing funds made available by The American Recovery and Reinvestment Act (“ARRA”) legislation. Internet America is awaiting further communication from the government agencies responsible for the evaluation of the ARRA grant applications regarding the status of its application.  This information is necessary in order to reasonably project certain future cash flow and operating profits.  Additionally, the grant program requires a minimum of 20% of the project costs to be funded from non-federal sources. If awarded the grants as applied for, the Company has commitments to obtain the minimum outside capital funding. Additionally, the Company’s application includes a request for immediate funding of certain permitted pre-application expenses which have contributed to its negative cash flow in the quarters ended September 30, 2009 and June 30, 2009.

Internet America is uncertain about positive cash flow and operating profits in the near future; accordingly, the Company will be dependent on reducing certain discretionary spending to provide financing to support its operations and for any capital expenditures. If efforts to increase operating margins and/or decrease capital expenditures are unsuccessful or other negative factors arise, this would adversely affect future profits and the Company’s ability to achieve intended business objectives or, possibly, continue as a going concern.

3.	Basic and Diluted Net Loss Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2009 and 2008.  During the three months ended September 30, 2009 and 2008, options to purchase 753,639 and 567,778 shares of common stock,  respectively, and 394,922 and 0 shares of common stock warrants, respectively, were not included in the computation of diluted EPS because the options and warrants were not “in the money” as of September 30, 2009 and 2008, respectively.  There were no options or warrants “in the money” at September 30, 2009 and 2008.  There were no options or warrants exercised to purchase shares of common stock during the three months ended September 30, 2009 or 2008.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2009, the Company recorded $1,120,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the quarter ended September 30, 2009.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $588,399 and $744,869, as of September 30, 2009 and June 30, 2009, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three months ended September 30, 2009 and 2008 was $96,298 and $129,034, respectively.  As of September 30, 2009, amortization expense for the fiscal years ended June 30, 2010, 2011 and 2012 is expected to be approximately $357,000, $323,000 and $4,000, respectively.

As further discussed below, during the quarter ended September 30, 2009, the former owners of TeleShare tendered the 298,117 shares of common stock issued to them as part of the acquisition cost and held in escrow, in exchange for a non-interest bearing promissory note for $745,943.   The Company reduced subscriber acquisition costs to record imputed interest of $60,170 in connection with the issuance of the promissory note.

6.	Long-Term Debt

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare from Mark and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note.  In accordance with the terms of the purchase agreement, 298,117 shares of common stock were placed in escrow until the second anniversary of the closing date, at which time the former owners of TeleShare could elect to receive the shares out of escrow or a note for the value of the shares at $2.50 per share.  On July 15, 2009, the former owners of TeleShare notified the Company of their election to tender the 298,117 shares of common stock, and  effective July 27, 2009 the Company issued a promissory note for $745,943. The non interest bearing note will be paid in 20 equal quarterly installments beginning on October 27, 2009.  The Company recorded the long-term debt net of a discount of $60,170 for imputed interest on the non-interest bearing note. Long-term debt consists of:

	September	June 30,
	2009	2009
Note payable due July 19, 2009, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $1,667)	$29,272	$36,211
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $1,647)	23,106	23,106
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $279)	11,088	14,025
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $8,065)	60,834	65,656
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $530)	17,646	22,757
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $411)	13,677	17,637
Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $13,420)	379,571	452,548
Note payable due July 22, 2014, payable in monthly payments of $37,297 with interest imputed at 3.25% (net of unamortized discount of $60,170)	685,773	-
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	595,491	646,578
	1,816,458	1,278,518
Less current portion	(742,858)	(613,746)
Total long-term debt	$1,073,600	$664,772

As of September 30, 2009, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $1,076,000.

7.	Shareholders’ Equity

Upon the surrender by Mark and Cynthia Ocker of the 298,119 escrowed shares in exchange for a promissory note issued by the Company, the total number of outstanding shares of Company common stock was reduced to 16,558,914 as a result of the cancellation of those shares.

8.	Income Taxes

During the three months ended September 30, 2009 and 2008, the Company generated a net loss of $521,678 and $310,864, respectively.  No provision for income taxes has been recorded for the three months ended September 30, 2009 and 2008, as the Company has net operating losses generated in the current and prior periods.  As of September 30, 2009, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $14.7 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1, 2007, the Company adopted FASB guidance on accounting for uncertainty in income taxes.  As a result of the implementation of the guidance, management assessed its various income tax positions, and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes.  Those estimates may be subject to review by respective taxing authorities.  A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material.  The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary.  The 2005, 2006, 2007 and 2008 tax periods remain subject to examination by various federal and state tax jurisdictions.

9.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008
Troy LeMaile Stovall	$3,750	$3,000
Justin McClure	3,750	3,000
John Palmer	4,250	3,000
Steven Mihaylo	4,250	3,893
Cynthia Ocker	35,241	32,007
	$51,241	$44,900

On September 14, 2009, Internet America issued a Warrant to purchase 197,461 shares of Common Stock to each of Steve Mihaylo and Ambassador John Palmer, both directors of Company. These warrants were issued as consideration for documentation provided by these two directors regarding the Company’s ability to obtain the minimum outside capital funding in connection with an application by the Company for a grant from the Broadband Technology Opportunity Program. The grant program required a minimum of 20% of the project costs to be funded from non-federal sources. The Warrants are exercisable at $0.38 per share for 5 years.

10.	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the statement provides standards regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement in the quarter ending June 30, 2009. The Corporation evaluated subsequent events for recognition or disclosure through November 16, 2009, the date the financial statements were reviewed for filing, and it had an immaterial effect on the Company’s consolidated financial statements through November 16, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is the source of authoritative U.S. generally accepted accounting principles “GAAP” recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is effective for the Company on July 1, 2009. This statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements. The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required.  This guidance became effective for the Company on July 1, 2009.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements.

Overview

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves 8,100 wireless broadband Internet subscribers.  Since the Company’s founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 26,400 total subscribers in Texas as of September 30, 2009.  Initially providing primarily dial-up Internet services, the Company grew rapidly to over 150,000 subscribers. In recent years, Internet America has evolved its product offering to include high-speed broadband, and entered the rural wireless broadband market in 2004, incorporating a core competency of managing large numbers of internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

During 2009, we focused on quality process implementation including investing in infrastructure upgrades, increasing network capacity and simplifying internal systems and procedures.  Our efforts improved productivity and customer satisfaction, and also resulted in improved EBITDA and decreases in expenses and headcount last year.   We expect our ongoing commitment to defect-free quality services to contribute to our future profitability and productivity. We anticipate no significant negative churn in wireless broadband subscribers, which has increased slightly from approximately 8,000 subscribers at June 30, 2009 to 8,100 at the end of this quarter. Management is disappointed with the slow growth in the rural markets which seems to be related to the changing economic conditions.  We continue to expect modest growth rather than large gains in subscribers in our existing network footprint.

During this quarter, the Company entered into an agreement with a third-party service provider to provide Voice over Internet Protocol (“VoIP”) and Hosted VoIP PBX services to its embedded customer base throughout Texas and to new residential and business customers nationwide. Providing these customers with bundled broadband Internet access and commercial-grade VoIP services is expected to increase revenue per subscriber during fiscal 2010.

Under the present economic recession, many companies are seeking to reduce travel time and expenses. Also, the quality and availability of internet connectivity is improving and the power of personal computers is growing. Management believes video conferencing presents an opportunity for growth and has identified this as a natural addition to our products and services in existing and potential markets. Under a reseller agreement, the Company provides one-on-one and multi party high-quality, resilient video conferencing using desktop computers. The Company offers its customers access to this technology in the form of hosted services or direct sale of hardware and software. Hosted video conferencing products may be very attractive to mid-size businesses without long-term capital costs or commitments, and Internet America can provide them with immediate access to new, high performance technology.

        During the first quarter of fiscal 2010, the Company devoted substantial time and resources to submitting an application to expand our service area by utilizing funds made available for economic stimulus by The American Recovery and Reinvestment Act (“ARRA”) legislation, whose mission includes making high-speed broadband and other technologies available to everyone residing in the United States.  A non-recurring increase in general and administrative costs of $120,000 was incurred for the fiscal quarter ended September 30, 2009 for personnel, consulting and other direct costs incurred in completing the application. Overall direct expenses incurred to date as of September 30, 2009 related to the application totaled approximately $162,000.  The Company’s application includes request for immediate funding of permitted pre-application expenses.  These expenses have contributed to the Company’s negative cash flow in the quarters ended September 30, 2009 and June 30, 2009. Excluding these non-recurring costs, the Company’s general and administrative expenses remained stable for the quarter ended September 30, 2009 compared to the same period last fiscal year, as we maintained efficient operations.

Management awaits further communication regarding the status of its application in order to reasonably project certain future cash flow and operating profits. The grant program requires a minimum of 20% of the project costs to be funded from non-federal sources. If awarded funds, the Company has commitments to obtain the minimum outside capital funding. More information on our proposed project is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, recent press-releases and other publicly filed reports.

In addition to our proposed growth detailed in our ARRA application, we believe our continued efforts to improve the quality and efficiency of our operations over the last few years, as well as additional service offerings such as desktop video conferencing and VoIP may lead to a more rapid rate of growth and revenue per subscriber. This should contribute to improvements in profitability and cash flow from operations.

Management is uncertain about positive cash flow and operating profits in the near future; accordingly, the Company will be dependent on reducing certain discretionary spending to provide financing to support its operations and for any capital expenditures. We can provide no assurance that we will be successful in achieving any or all of our initiatives, that the achievement or existence of such initiatives will result in positive cash flow or profit improvements, or that other factors will not arise that would adversely affect future profits and our ability to achieve our intended business objectives.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.   In addition to miscellaneous revenue, other revenue includes telex messaging service revenues.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth certain unaudited financial data for the three months ended September 30, 2009 and 2008.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).

	Three Months Ended September 30,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,798	98.0%	$1,955	97.5%
Other	38	2.0%	50	2.5%
Total	1,836	100.0%	2,005	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,320	71.9%	1,351	67.4%
Sales and marketing	78	4.2%	70	3.5%
General and administrative	701	38.2%	588	29.3%
Provisions for (recoveries of) bad debt	(3)	(0.2)%	1	0.0%
Depreciation and amortization	247	13.5%	296	14.8%
Total	2,343	127.6%	2,306	115.0%
OPERATING LOSS	(507)	(27.6)%	(301)	(15.0)%
INTEREST INCOME	4	0.2%	15	0.8%
INTEREST EXPENSE	(19)	(1.1)%	(25)	(1.3)%
NET LOSS	$(522)	(28.5)%	$(311)	(15.5)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(0)	0.0%	$(0)	0.0%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(522)	(28.5)%	$(311)	(15.5)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.03)		$(0.02)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,646,405		16,857,031
OTHER DATA:
Subscribers at end of period (1)	26,400		29,000
EBITDA(loss)(2)	$(260)		$(5)
EBITDA margin(3)	(14.1)%		(0.3)%
CASH FLOW DATA:
Cash flow used in operations	$(372)		$(267)
Cash flow used in investing activities	$(140)		$(34)
Cash flow used in financing activities	$(153)		$(141)
Reconciliation of net loss to EBITDA (loss):
Net loss	$(522)		$(311)
Add:
Depreciation and amortization	247		296
Interest income	4		15
Interest expense	(19)		(25)
EBITDA (loss)(2)	$(260)		$(5)

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

 Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (Continued)

Total revenue.  Total revenue decreased by $169,000, or 8.4%, to $1,836,000 for the three months ended September 30, 2009, from $2,005,000 for the three months ended September 30, 2008.  The Company’s total subscriber count decreased by 2,600, or 9.0%, to 26,400 as of September 30, 2009 compared to 29,000 as of September 30, 2008.  The Company’s wireless broadband Internet subscriber count increased slightly to 8,100 as of September 30, 2009, compared to 7,900 as of September 30, 2008. Wireless broadband Internet revenue increased by $75,000 to $1,116,000 as of September 30, 2009 compared to $1,041,000 as of September 30, 2008. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels upon completion of infrastructure upgrades in certain areas as well as purchasing additional services during the quarter ended September 30, 2009. Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $232,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.  In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services.  Messaging revenues decreased by $12,000, or 24.0%, to $38,000 as of September 30, 2009, compared to $50,000 as of September 30, 2008.

Connectivity and operations. Connectivity and operations expense decreased by $31,000, or 2.3%, to $1,320,000 for the three months ended September 30, 2009, from $1,351,000 for the three months ended September 30, 2008.  Data and telecommunications expense decreased by $24,000 to $370,000 as of September 30, 2009 compared to $394,000 as of September 30, 2008 due to our renegotiating more favorable terms with telecommunications service providers.  Salaries, wages and related personnel decreased by approximately $70,000 to $614,000 as of September 30, 2009 compared to $684,000 as of September 30, 2009 which is attributed to efficiencies gained from quality process initiatives. Other decreases in expense of approximately $3,000 relate to reduction in merchant fees in fiscal 2010.

The decreases in previously discussed expenses were offset by increases in installation expenses, tower leases and one time conversion costs related to transfer email services to a hosted outsource service provider. Non-recurring costs incurred totaled $33,000 for the quarter ended September 30, 2009. Increase in consumable supplies expenses of $14,000 to $148,000 as of September 30, 2009 compared to $134,000 as of September 30, 2008 is primarily due to network improvement activity during this fiscal year.  Tower lease expense increased by $19,000 to $115,000 as of September 30, 2009 compared to $96,000 as of September 30, 2008.  The increase in tower leases relates to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.

Sales and marketing. Sales and marketing expense increased by $8,000, or 11.4%, to $78,000 for the three months ended September 30, 2009, compared to $70,000 for the three months ended September 30, 2008.  Advertising expense increased by $13,000 to $15,000 as of September 30, 2009 compared to $2,000 as of September 30, 2008.  In fiscal 2009 the Company is focusing on direct advertising in all improved or enhanced network areas.   The increases in advertising have been offset by decreases in salaries and wages of $5,000 to $57,000 as of September 30, 2009 compared to $62,000 as of September 30, 2008 due to restructuring of department personnel to reduce costs.

General and administrative.  General and administrative expense increased by $113,000, or 19.2%, to $701,000 for the three months ended September 30, 2009, from $588,000 for the three months ended September 30, 2008. The increase is primarily due to non-recurring expenses totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  Telecommunications expense increased by $17,000 to $55,000 as of September 30, 2009 from $38,000 as of September 30, 2008, due primarily to purchasing increased bandwidth capacity. Other general and administrative costs increased by $28,000 to $84,000 as of September 30, 2009 compared to $56,000 as of September 30, 2008. Stock compensation expense and directors’ fees increased slightly by $1,000 to $37,000 as of September 30, 2009.

         The above increases and non-recurring expenses were offset by the following decreases.  Personnel costs decreased by $8,000 to $228,000 for September 30, 2009 compared to $236,000 as of September 30, 2008, which is attributed to efficiencies gained from quality process initiatives. Professional fees decreased by $16,000 as of September 30, 2009 to $87,000 compared to $103,000 in September 30, 2008 primarily due to declining consulting fees paid to contract labor for telex messaging services.  Facilities costs decreased by $15,000 as of September 30, 2009, to $66,000 at September 30, 2009 from $81,000 at September 30, 2008, due to the closing of additional regional field offices.   Our insurance expense decreased by $9,000 to $20,000 as of September 30, 2009 compared to $29,000 as of September 30, 2008.  Travel expenses decreased by $5,000 to $4,000 as of September 30, 2009 compared to $9,000 as of September 30, 2008.

Provision for bad debt expense (recovery).  Provision for bad debt expense increased by $4,000 to $3,000 recovery for the three months ended September 30, 2009, from $1,000 expense for the three months ended September 30, 2008. As of September 30, 2009, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $49,000, or 16.6%, to $247,000 for the three months ended September 30, 2009, from $296,000 for the three months ended September 30, 2008.  The decrease in depreciation totaling $16,000 relates to the increase in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $33,000 for acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Interest (expense) income, net. Interest expense decreased by $6,000 or 24.0% to $19,000 from $25,000 for the three months ended September 30, 2009 and 2008, which is related to acquisition debt and the RUS loan outstanding.  Interest income decreased by $11,000, or 73.3%, to $4,000 due to changes in cash on hand, declining interest rates, and closing of our interest bearing accounts. As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  For the three months ended September 30, 2009, cash used in operations was $372,000 compared to cash used in operations of $267,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, net loss plus non-cash items used cash of $244,000.  Material decreases in accounts payable and accrued expenses and deferred revenue and purchases of inventory were offset by decreases in accounts receivable and prepaid and other assets. For the three months ended September 30, 2008, net loss plus non-cash items contributed $15,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue.

Cash used in investing activities totaled $140,000 for the three months ended September 30, 2009, which relates primarily to the improvements in existing wireless broadband Internet infrastructure. Cash used in investing activities totaled $34,000 for the three months ended September 30, 2008, which relates primarily to the improvements in existing wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $153,000 for the three months ended September 30, 2009, consisted of principal payments on long term debt including notes related to acquisitions, the RUS loan and capital leases.  Cash used in financing activities, which totaled $141,000 for the three months ended September 30, 2008, consisted of principal payments on long term-debt.

Cash on hand declined by $665,000 during the quarter ended September 30, 2009.  At September 30, 2009, cash on hand was $1,756,000 compared to $2,421,000 at June 30, 2009.  Anticipated cash flow from operations in the near future may not be sufficient for meeting our working capital needs in fiscal 2010 for continuing operations as well as the addition of value-added services to both new and existing subscribers.   In addition to our proposed growth detailed in our ARRA application, we believe our continued efforts to improve the quality and efficiency of our operations over the last few years, as well as additional service offerings such as desktop video conferencing and VoIP may lead to a more rapid rate of growth and revenue per subscriber and result in improved cash flow from operations.

However, in the near term the Company will be dependent on reducing certain discretionary spending to provide financing to support its operations and for any capital expenditure in both existing and new markets. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.  We can provide no assurance that we will be successful in achieving any or all of our initiatives, or that the achievement or existence of such initiatives will result in positive cash flow.  Additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, may be insufficient or unavailable.

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

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered. There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: 11/16/09
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 11/16/09
By: /s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jennifer S. LeBlanc

32.1	Section 1350 Certification of William E. Ladin, Jr.

32.2	Section 1350 Certification of Jennifer S. LeBlanc