Form 10-Q
period 2009-12-31
INTERNET AMERICA INC
filed 2010-02-16
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Yes ☐     No ☒

As of February 16, 2010, registrant had 16,558,914 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,479,158	$2,421,264
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $5,010 and $6,824
(as of December 31, 2009 and June 30, 2009, respectively)	85,896	122,128
Inventory	269,430	255,534
Prepaid expenses and other current assets	470,778	542,606
Assets held for sale	11,855	-
Total current assets	2,323,549	3,347,964

Property and equipment—net	1,968,087	2,150,562
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	494,717	744,869
Other assets—net	47,311	53,318
TOTAL ASSETS	$7,246,791	$8,709,840
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$299,770	$298,903
Accrued liabilities	381,892	573,013
Deferred revenue	903,161	1,029,773
Current portion of long-term debt	735,862	613,746
Current portion of capital lease obligations	25,608	22,929
Total current liabilities	2,346,293	2,538,364

Long-term debt	899,105	664,772
Long-term capital lease obligations	17,054	30,565
Total liabilities	3,262,452	3,233,701
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076
issued and outstanding as of December 31, 2009 and June 30, 2009	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized,
16,558,914 and 16,857,031 issued and outstanding as of
December 31, 2009 and June 30, 2009, respectively	165,589	168,571
Additional paid-in capital	62,975,684	63,676,806
Accumulated deficit	(59,185,292)	(58,398,129)
Total Internet America, Inc. shareholders' equity	3,984,872	5,476,139
Noncontrolling interest in subsidiary	(533)	-
Total shareholders' equity	3,984,339	5,476,139
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,246,791	$8,709,840

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES:
Internet services	$1,793,020	$1,930,332	$3,591,437	$3,885,047
Other	42,629	57,585	81,035	107,723
TOTAL REVENUES	1,835,649	1,987,917	3,672,472	3,992,770

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,223,064	1,339,613	2,542,685	2,690,791
Sales and marketing	69,287	72,832	147,746	142,845
General and administrative	527,320	613,377	1,228,004	1,201,306
Provision for (recovery of) bad debt expense	843	(1,152)	(1,815)	(65)
Depreciation and amortization	256,679	277,307	504,100	573,104
TOTAL OPERATING COSTS AND EXPENSES	2,077,193	2,301,977	4,420,720	4,607,981

LOSS FROM OPERATIONS	(241,544)	(314,060)	(748,248)	(615,211)
INTEREST INCOME	2,625	11,803	6,621	27,525
INTEREST EXPENSE	(26,210)	(23,052)	(45,536)	(48,457)

NET LOSS	$(265,129)	$(325,309)	$(787,163)	$(636,143)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(177)	$(87)	$(533)	$(57)
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(264,952)	$(325,222)	$(786,630)	$(636,086)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,558,914	16,857,031	16,602,659	16,857,031

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(786,630)	$(636,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(533)	(57)
Depreciation and amortization	504,100	573,104
Loss on disposal of fixed assets	12,895	2,170
Recovery of bad debt expense	(1,815)	(65)
Non-cash stock compensation expense	41,307	44,262
Changes in operating assets and liabilities:
Accounts receivable	38,047	27,505
Inventory	(13,896)	(15,182)
Prepaid expenses and other current assets	71,828	(93,331)
Other assets	6,007	24,569
Accounts payable and accrued liabilities	(190,254)	(212,233)
Deferred revenue	(126,612)	(153,125)
Net cash used in operating activities	(445,556)	(438,469)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(161,913)	(152,086)
Proceeds from sale of property and equipment	5,520	10,934
Net cash used in investing activities	(156,393)	(141,152)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(329,325)	(286,429)
Principal payments of capital leases	(10,832)	-
Net cash used in financing activities	(340,157)	(286,429)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(942,106)	(866,050)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,421,264	3,911,680
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,479,158	$3,045,630
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$41,494	$46,847
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock shares for long term debt in connection with acquisition	$745,943	$-
Debt issued in connection with canceled common stock, net	$685,773	$-
Non cash adjustment to intangible assets related to imputed interest on long-term debt issued for cancellation of common stock	$60,170	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K (SEC Accession No. 0001144204-09-050404 ).

2.	Liquidity

The Company is subject to risks including the presence of recurring losses and negative cash flow, among others. During the first quarter of fiscal 2010, the Company devoted substantial time and resources to submitting an application to expand its service area by utilizing funds made available by The American Recovery and Reinvestment Act legislation. In January 2010, Internet America received notification that it will not receive a grant award in the first round of available funds under that act.  The Company presently plans to apply for a grant in the second round of funding, which will be awarded by September 30, 2011.

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

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2009 and 2008.  During the three and six months ended December 31, 2009 and 2008, options to purchase 662,778 and 585,278 shares of common stock, respectively, were not included in the computation of diluted EPS because the options were not “in the money” as of December 31, 2009 and 2008, respectively.  There were no options “in the money” at December 31, 2009 and 2008.  There were no options exercised to purchase shares of common stock during the three and six months ended December 31, 2009 or 2008.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2009, the Company recorded $1,120,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the six months ended December 31, 2009.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $494,717 and $744,869, as of December 31, 2009 and June 30, 2009, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three and six months ended December 31, 2009 was $93,682 and $189,979, respectively.  As of December 31, 2009, amortization expense for the fiscal years ended June 30, 2010, 2011 and 2012 is expected to be approximately $357,000, $323,000 and $4,000, respectively.

During the quarter ended September 30, 2009, the former owners of TeleShare Communications Services, Inc. (“TeleShare”) tendered the 298,117 shares of common stock issued to them as part of the acquisition cost and held in escrow, in exchange for a non-interest bearing promissory note for $745,943.   The Company reduced subscriber acquisition costs to record imputed interest of $60,170 in connection with the issuance of the promissory note.

6.	Long-Term Debt

Long-term debt consists of:
	December	June 30,
	2009	2009
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $1,003)	$22,185	$36,211

Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $1,185)	23,106	23,106

Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $153)	8,114	14,025

Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $6,733)	55,902	65,656

Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $271)	12,452	22,757

Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $210)	9,651	17,637

Note payable due December 23, 2010, payable in monthly payments of $26,199 with interest imputed at 5.5% (net of unamortized discount of $8,761)	305,632	452,548

Note payable due July 27, 2014, payable in quarterly payments of $37,297 with interest imputed at 3.25% (net of unamortized discount of $54,583)	654,062	-

Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	543,863	646,578
	1,634,967	1,278,518

Less current portion	(735,862)	(613,746)
Total long-term debt	$899,105	$664,772

As of December 31, 2009, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $630,000.

7.	Shareholders’ Equity

Upon the surrender by the prior owners of TeleShare of 298,119 shares of Company stock held in escrow, in exchange for a promissory note issued by the Company, those shares were canceled and the total number of outstanding shares of Company common stock was reduced to 16,558,914.

8.	Income Taxes

During the three and six months ended December 31, 2009, the Company generated a net loss of $264,952 and $786,630, respectively.  During the three and six months ended December 31, 2008, the Company generated a net loss of $325,222 and $636,086, respectively.   No provision for income taxes has been recorded for the three and six months ended December 31, 2009 and 2008, as the Company has net operating losses generated in the current and prior periods.   As of December 31, 2009, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $14.8 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

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

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the six months ended December 31, 2009 and 2008:

	Six Months Ended
	December 31,
	2009	2008

Troy LeMaile Stovall	$7,750	$8,676

Justin McClure	7,750	8,250

John Palmer	7,750	9,073

Steven Mihaylo	8,250	8,893

Cindy Ocker	68,495	76,834

	$99,995	$111,726

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

10.	New Accounting Pronouncements

In June 2009, the FASB issued guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the statement provides standards regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement in the quarter ending June 30, 2009. The Corporation evaluated subsequent events for recognition or disclosure through February 16, 2010, the date the financial statements were reviewed for filing, and it had an immaterial effect on the Company’s consolidated financial statements through February 16, 2010.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is effective for the Company on July 1, 2009. This statement did not have a material effect on the Company’s consolidated financial statements.

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

Overview

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves 8,200 wireless broadband Internet subscribers.  Since the Company’s founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 26,400 total subscribers in Texas as of December 31, 2009.  Initially providing primarily dial-up Internet services, the Company grew rapidly to over 150,000 subscribers. In recent years, Internet America has evolved its product offering to include high-speed broadband, and entered the rural wireless broadband market in 2004, incorporating a core competency of managing large numbers of internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

During fiscal 2009, we focused on quality process implementation including investing in infrastructure upgrades, increasing network capacity and simplifying internal systems and procedures.  Our efforts improved productivity and customer satisfaction, and also resulted in improved EBITDA and decreases in expenses and headcount last year.   We expect our ongoing commitment to defect-free quality services to contribute to our future profitability and productivity. We anticipate no significant negative churn in wireless broadband subscribers, which has increased slightly from approximately 7,900 subscribers at December 31, 2008 to 8,200 as of December 31, 2009. Slower growth in the rural markets has continued, and we believe this is related to the changing economic conditions.  We continue to expect modest growth rather than large gains in subscribers in our existing network footprint.

We have increased wireless annual revenue per user (ARPU) from our existing customers by marketing an add-on service plan for equipment and service calls. The Company plans to increase recurring subscription prices in a number of markets for our wireless subscribers. We expect modest additional gains in ARPU providing Voice over Internet Protocol (“VoIP”) and Hosted VoIP PBX services to its embedded customer base throughout Texas and to new residential and business customers nationwide. We provide customers with bundled broadband Internet access and commercial-grade VoIP services through agreements with third-party service providers.

Under the present economic recession, many companies are seeking to reduce travel time and expenses. Also, the quality and availability of internet connectivity is improving and the power of personal computers is growing. Management believes video meeting presents an opportunity for growth and has identified this as a natural addition to our products and services in existing and potential markets. Under a reseller agreement, the Company provides one-on-one and multi party high-quality, resilient video conferencing using desktop computers. The Company offers its customers access to this technology in the form of hosted services or direct sale of hardware and software. Hosted video conferencing products may be very attractive to mid-size businesses without long-term capital costs or commitments, and Internet America can provide them with immediate access to new, high performance technology.

        During calendar 2009, the Company devoted substantial time and resources to submitting an application to expand our service area by utilizing funds made available for economic stimulus by The American Recovery and Reinvestment Act (“ARRA”) legislation, whose mission includes making high-speed broadband and other technologies available to everyone residing in the United States.  Direct expenses incurred to date totaled approximately $169,000 for personnel, consulting and other direct costs incurred in completing the application. These expenses have contributed to the Company’s negative cash flow in the six months ended December 31, 2009 and the year ended June 30, 2009.

During the week of January 25, 2010, we received notice that our American Recovery and Reinvestment Act grant proposal was no longer being evaluated for the first round of funding under the Broadband Technology Opportunities Program.  Internet America’s $30.6 million project designed to bring high-speed broadband Internet to 35 rural counties in Southeast Texas had received formal recommendation from Texas Department of Agriculture Commissioner Todd Staples.  On January 15, 2010, the Commerce Department announced availability of an additional $4.8 billion in the second funding round for rural broadband.  We are currently preparing a revised application for a grant in this second round of funding.

Despite news regarding our Round 1 ARRA application, we believe our continued efforts to improve the quality and efficiency of our operations over the last few years, as well as additional growth in wireless ARPU and other service offerings such as desktop video conferencing and VoIP may lead to growth in revenues and increased cash flow from operations, which should contribute to our ability to achieve profitability.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The following table sets forth certain unaudited financial data for the three months ended December 31, 2009 and 2008.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).
	Three Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,793	97.7%	$1,931	97.1%
Other	43	2.3%	58	2.9%
TOTAL REVENUES	1,836	100.0%	1,989	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,223	66.6%	1,340	67.4%
Sales and marketing	69	3.7%	73	3.7%
General and administrative	528	28.7%	614	30.8%
Recovery of (provision for) bad debt expense	1	0.1%	(1)	(0.1)%
Depreciation and amortization	257	14.0%	277	13.9%
TOTAL OPERATING COSTS AND EXPENSES	2,078	113.1%	2,303	115.7%
OPERATING LOSS	(242)	(13.1)%	(314)	(15.7)%
INTEREST INCOME	3	0.1%	12	0.6%
INTEREST EXPENSE	(26)	(1.4)%	(23)	(1.2)%
NET LOSS	$(265)	(14.4)%	$(325)	(16.3)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(0)	0.0%	$(0)	0.0%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(265)	(14.4)%	$(325)	(16.3)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)		$(0.02)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,558,914		16,857,031
OTHER DATA:
Subscribers at end of period (1)	26,400		28,400
EBITDA (loss)(2)	$15		$(37)
EBITDA margin(3)	0.8%		(1.9)%
Reconciliation of net loss to EBITDA (loss):
Net loss	$(265)		$(325)
Add:
Depreciation and amortization	257		277
Interest income	3		12
Interest expense	(26)		(23)
EBITDA (loss)(2)	$15		$(37)

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

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008 (Continued)

Total revenue.  Total revenue decreased by $153,000, or 7.7%, to $1,836,000 for the three months ended December 31, 2009, from $1,989,000 for the three months ended December 31, 2008.  The Company’s total subscriber count decreased by 2,000, or 7.0%, to 26,400 as of December 31, 2009 compared to 28,400 as of December 31, 2008.  The Company’s wireless broadband Internet subscriber count increased slightly to 8,200 as of December 31, 2009, compared to 7,900 as of December 31, 2008. Wireless broadband Internet revenue increased by $104,000 to $1,165,000 as of December 31, 2009 compared to $1,061,000 as of December 31, 2008.  The slight increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $242,000, which is attributed to the loss of dial-up customers moving to other providers’ broadband service. In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services since July 27, 2007.  Messaging revenues for the three months ended December 31, 2009 totaled $43,000 and varies based on customer demand.

Connectivity and operations. Connectivity and operations expense decreased by $117,000, or 8.7%, to $1,223,000 for the three months ended December 31, 2009, from $1,340,000 for the three months ended December 31, 2008. Expensed assets decreased by $67,000 to $93,000 as of December 31, 2009 compared to $160,000 as of December 31, 2008 due to a decrease in supplies and installation and repair expense.   Salaries, wages and related personnel  costs decreased by $50,000  to $577,000 as of December 31, 2009 compared to $627,000 as of December 31, 2008 which is attributed to efficiencies gained from quality process initiatives. The remaining decrease in expense relates primarily to a $10,000 decrease in travel, a $3,000 decrease in expense related to a reduction in merchant fees and $1,000 in other expenses.

The decreases in the previously discussed expenses were offset by an increase in rents/utilities and tower lease by $12,000 due to improvements in the Company's wireless broadband infrastructure and increases in tower rental rates and a slight increase of $2,000 for telecommunication expenses.

Sales and marketing. Sales and marketing expense decreased by $4,000, or 5.3%, to $69,000 for the three months ended December 31, 2009, compared to $73,000 for the three months ended December 31, 2008 primarily due to a decline in the Company’s print advertising.

General and administrative.  General and administrative expense (G&A) decreased by $86,000, or 14.1%, to $528,000 for the three months ended December 31, 2009, from $614,000 for the three months ended December 31, 2008.  Professional and consulting fees decreased by approximately $39,000, to $96,000 as of December 31, 2009 compared to $135,000 as of December 31, 2008 which was mainly related to expenses incurred in the failed merger with KeyOn in the prior year. Salaries and wages decreased $35,000 to $209,000 as of December 31, 2009 compared to $244,000 as of December 31, 2008 due to ongoing efforts to enhance efficiency and reduce headcount.  Insurance expenses decreased by $12,000 primarily due to the renegotiation of insurance contracts and the closing of facilities. The expense related to the issuance of stock options and directors’ fees decreased by $5,000 to $36,000 as of December 31, 2009 compared to $41,000 as of December 31, 2008 due to the termination of employment of some grantees.  An additional $3,000 decrease in facilities and tower lease expenses relates primarily to changes in utility rates and there was a slight decrease of $3,000 in travel and mileage. These decreases were offset by an $8,000 increase in telecommunication expenses  due to purchasing increased bandwidth capacity and a slight increase of $3,000 in other  expenses.

Provision for bad debt expense (recovery).  Provision for bad debt expense increased by $2,000 to $1,000 expense for the three months ended December 31, 2009, from $1,000 recovery for the three months ended December 31, 2008. As of December 31, 2009, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $20,000, or 7.3%, to $257,000 for the three months ended December 31, 2009, from $277,000 for the three months ended December 31, 2008.  The increase in depreciation totaling $6,000 relates to the decrease in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $26,000 for acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Interest (expense) income, net. Interest expense increased by $3,000, or 13.0%, to $26,000 from $23,000 for the three months ended December 31, 2009 and 2008, which is primarily related to the issuance of the promissory note for the acquisition cost of TeleShare in exchange for shares of common stock held in escrow.  Interest income decreased by $9,000, or 77.8%, to $3,000 due to changes in cash on hand, declining interest rates, and closing of our interest bearing accounts. As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

The following table sets forth certain unaudited financial data for the six months ended December 31, 2009 and 2008.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).

	Six Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$3,591	97.8%	$3,885	97.3%
Other	81	2.2%	108	2.7%
TOTAL REVENUES	3,672	100.0%	3,993	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	2,543	69.3%	2,691	67.4%
Sales and marketing	148	4.0%	143	3.6%
General and administrative	1,228	33.4%	1,202	30.0%
Recovery of (provision for) bad debt expense	(2)	0.0%	(0)	0.0%
Depreciation and amortization	504	13.7%	573	14.4%
TOTAL OPERATING COSTS AND EXPENSES	4,421	120.4%	4,609	115.3%
OPERATING LOSS	(749)	(20.4)%	(616)	(15.3)%
INTEREST INCOME	7	0.2%	28	1.3%
INTEREST EXPENSE	(46)	(1.2)%	(48)	(1.2)%
NET LOSS	$(788)	(21.4)%	$(636)	(16.3)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1)	0.0%	$(0)	0.0%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(787)	(21.4)%	$(636)	(16.3)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)		$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,602,659		16,857,031
OTHER DATA:
Subscribers at end of period (1)	26,400		28,400
EBITDA(loss)(2)	$(244)		$(43)
EBITDA margin(3)	(6.7)%		(1.1)%
CASH FLOW DATA:
Cash flow used in operations	$(446)		$(438)
Cash flow used in investing activities	$(156)		$(141)
Cash flow used in financing activities	$(340)		$(286)
Reconciliation of net loss to EBITDA (loss):
Net loss	$(787)		$(636)
Add:
Depreciation and amortization	504		573
Interest income	7		28
Interest expense	(46)		(48)
EBITDA (loss)(2)	$(244)		$(43)

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

 Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008 (Continued)

Total revenue.  Total revenue decreased by $321,000, or 8.0%, to $3,672,000 for the six months ended December 31, 2009, from $3,993,000 for the six months ended December 31, 2008.  The Company’s total subscriber count decreased by 2,000, or 7.0%, to 26,400 as of December 31, 2009 compared to 28,400 as of December 31, 2008.  The Company’s wireless broadband Internet subscriber count increased slightly to 8,200 as of December 31, 2009, compared to 7,900 as of December 31, 2008.  Wireless broadband Internet revenue increased by $179,000 to $2,281,000 as of December 31, 2009 compared to $2,102,000 as of December 31, 2008.  This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels upon completion of infrastructure upgrades in certain areas as well as purchasing additional services. Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $473,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.  In connection with the acquisition of TeleShare, the Company derives other revenues from providing telex messaging services.  Messaging revenues decreased by $27,000, or 24.8%, to $81,000 as of December 31, 2009, compared to $108,000 as of December 31, 2008.

Connectivity and operations. Connectivity and operations expense decreased by $148,000, or 5.5%, to $2,543,000 for the six months ended December 31, 2009, from $2,691,000 for the six months ended December 31, 2008.  There was a decrease in salaries and wages of approximately $118,000 to $1,160,000 as of December 31, 2009 compared to $1,278,000 as of December 31, 2008.  Installation expenses decreased by $53,000 to $241,000 as of December 31, 2009 compared to $294,000 in December 2008.  In the prior period, one-time expenses were incurred as the Greater Houston Texas region was hit by a natural disaster, Hurricane Ike, increasing service calls.  Data and telecommunications expense decreased by $22,000 to $745,000 as of December 31, 2009 compared to $767,000 as of December 31, 2008.  The decrease in data and telecommunications expense is due to our renegotiating more favorable terms with telecommunications service providers.  The remaining decrease in expense primarily relates to a decrease in merchant fees by $6,000 and a decrease in travel expenses by $12,000.

The decreases in the previously discussed expenses were offset by an increase of other expenses by $32,000 for a one time conversion cost related to transfer email services to a hosted outsource service provider.   Tower lease expense increased by $31,000 to $232,000 as of December 31, 2009 compared to $201,000 as of December 31, 2008. The increase in tower leases relates to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.

Sales and marketing. Sales and marketing expense increased by $5,000, or 3.4%, to $148,000 for the six months ended December 31, 2009, compared to $143,000 for the six months ended December 31, 2008.    Advertising expense increased by $6,000 to $26,000 as of December 31, 2009 compared to $20,000 as of December 31, 2008.  The Company is focusing on direct advertising in all improved or enhanced network areas in fiscal year 2010.  These increases were offset by a slight decrease in salaries of $1,000.

General and administrative.  G&A decreased by $26,000, or 2.2%, to $1,228,000 for the six months ended December 31, 2009 from $1,202,000 for the six months ended December 31, 2008. Professional and consulting fees decreased by $55,000 to $183,000 as of December 31, 2009 compared to $238,000 as of December 31, 2008 primarily due to non recurring expenses that were related to the failed KeyOn Merger and declining consulting fees paid to contract labor for telex messaging services. Salaries and wages decreased by $44,000 to $436,000 as of December 31, 2009 compared to $480,000 as of December 31, 2008 which is attributed to efficiencies gained from quality process initiatives.  Insurance expenses decreased by $21,000 to $40,000 as of December 31, 2009 from $61,000 as of December 31, 2008 due to the renegotiation of insurance contracts.  Facilities costs decreased by $18,000 to $129,000 as of December 31, 2009 compared to $147,000 as of December 31, 2008 due to closing a few offsite storage units and  overall reduction in utility usage due to the decrease in  weather temperatures.  Travel expenses decreased by $8,000 to $7,000 as of December 31, 2009 compared to $15,000 as of December 31, 2008. The expense related to the issuance of stock options and directors’ fees decreased by $4,000 to $73,000 as of December 31, 2009 compared to $77,000 as of December 31, 2008 due to the termination of employment of some grantees.

The above decreases were offset primarily by non-recurring expenses totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  G&A other increased  by approximately $31,000 to $133,000 as of December 31, 2009 compared to $102,000 as of December 31, 2008 primarily due to non recurring expenses in fiscal year 2010,  including  employee training and adjustment to value of used inventory.  Telecommunications expense increased by $25,000 to $107,000 as of December 31, 2009 compared to $82,000 as of December 31, 2008 due primarily to purchasing increased bandwidth capacity.

Provision for bad debt expense (recovery).  Provision for bad debt expense increased by $2,000 for the six months ended December 31, 2009.  As of December 31, 2009, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $69,000, or 12.0%, to $504,000 for the six months ended December 31, 2009 from $573,000 for the six months ended December 31, 2008.  The decrease in depreciation totaling $10,000 relates to the increase in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network. The decrease in amortization expense totaling $59,000 for acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Interest income and expense. For the six months ended December 31, 2009 and 2008, the Company recorded interest expense of $46,000 and $48,000, respectively.  The $2,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt offset by the issuance of the promissory note for the acquisition cost of TeleShare held in escrow. Interest income decreased by $21,000, or 75.9%, to $7,000 due to changes in cash on hand, declining interest rates, and closing of our interest bearing accounts. As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities.  For the six months ended December 31, 2009, cash used in operations was $446,000 compared to cash used in operations of $438,000 for the six months ended December 31, 2008. For the six months ended December 31, 2009, net loss plus non-cash items used cash of $231,000.  Increases in accounts receivable, inventory and purchase of other assets were offset by decreases in, prepaid expenses, accounts payable and deferred revenue.  For the six months ended December 31, 2008, net loss plus non-cash items used cash of $17,000. Increases in accounts receivable and purchase of other assets were offset by decreases in inventory, prepaid expenses, accounts payable and deferred revenue.

Cash used in investing activities totaled $156,000 for the six months ended December 31, 2009, which relates primarily to approximately $162,000 in cash used to purchase new wireless broadband Internet infrastructure.  Cash used in investing activities totaled $141,000 for the six months ended December 31, 2008, which relates primarily to approximately $152,000 in cash used to purchase new wireless broadband Internet infrastructure, offset by $6,000 of proceeds on sales of equipment.

Cash used in financing activities, which totaled $340,000 for the six months ended December 31, 2009, consisted of principal payments on long term debt including notes related to acquisitions, the RUS loan and capital leases.  Cash used in financing activities for the six months ended December 31, 2008 totaled $286,000 and relates to the principal payments on long-term debt.

Cash on hand declined by $942,000 during the six months ended December 31, 2009.  At December 31, 2009, cash on hand was $1,479,000 compared to $2,421,000 at June 30, 2009.  Anticipated cash flow from operations in the near future may not be sufficient for meeting our working capital needs in fiscal 2010 for continuing operations as well as the addition of value-added services to both new and existing subscribers.   We believe our continued efforts to improve the quality and efficiency of our operations over the last few years, additional value-added services which increase ARPU as well as additional service offerings such as desktop video conferencing and VoIP may lead to a more rapid rate of growth and revenue per subscriber and result in improved cash flow from operations.

However, in the near term the Company must reduce certain discretionary spending to provide funds to support its operations and for any capital expenditure in both existing and new markets. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue. Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.  We can provide no assurance that we will be successful in achieving any or all of our initiatives, or that the achievement or existence of such initiatives will result in positive cash flow.  Additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, may be insufficient or unavailable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered. There were no changes in our internal control over financial reporting during the six months ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET AMERICA, INC.
(Registrant)

Date: 02/16/10	By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 02/16/10	By: /s/ Jennifer S. LeBlanc
Jennifer S. LeBlanc
Chief Financial and Accounting Officer