Form 10-Q
period 2010-03-31
INTERNET AMERICA INC
filed 2010-05-13
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes ☐               No ☒

As of May 13, 2010, registrant had 16,558,914 shares of Common Stock at $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,279,364	$2,421,264
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $5,011 and $6,824 as of March 31, 2010 and June 30, 2009, respectively	78,258	122,128
Inventory	274,855	255,534
Prepaid expenses and other current assets	447,353	542,606
Total current assets	2,086,262	3,347,964
Property and equipment—net	1,898,018	2,150,562
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	409,204	744,869
Other assets—net	41,502	53,318
TOTAL ASSETS	$6,848,113	$8,709,840
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$261,303	$298,903
Accrued liabilities	396,743	573,013
Deferred revenue	887,206	1,029,773
Current portion of long-term debt	441,463	613,746
Current portion of capital lease obligations	27,064	22,929
Total current liabilities	2,013,779	2,538,364

Long-term debt, net of current portion	985,736	664,772
Long-term capital lease obligations, net of current portion	9,717	30,565
Total liabilities	3,009,232	3,233,701
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding as of March 31, 2010 and June 30, 2009	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,558,914 and 16,857,031 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	165,589	168,571
Additional paid-in capital	62,989,134	63,676,806
Accumulated deficit	(59,344,106)	(58,398,129)
Total Internet America, Inc. shareholders' equity	3,839,508	5,476,139
Noncontrolling interest in subsidiary	(627)	-
Total shareholders' equity	3,838,881	5,476,139
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,848,113	$8,709,840

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUES:
Internet services	$1,828,523	$1,878,991	$5,419,960	$5,764,038
Other	44,994	44,481	126,029	152,204
TOTAL REVENUES	1,873,517	1,923,472	5,545,989	5,916,242

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,233,737	1,272,273	3,776,422	3,963,063
Sales and marketing	73,452	69,948	221,198	212,793
General and administrative	510,191	793,812	1,738,195	1,995,117
Provision for (recovery of) bad debt expense	2	3,381	(1,813)	3,317
Depreciation and amortization	251,130	256,929	755,230	830,034
Gain from restructuring of debt	(51,613)	-	(51,613)	-
TOTAL OPERATING COSTS AND EXPENSES	2,016,899	2,396,343	6,437,619	7,004,324

LOSS FROM OPERATIONS	(143,382)	(472,871)	(891,630)	(1,088,082)
INTEREST INCOME	2,120	5,301	8,741	32,826
INTEREST EXPENSE	(17,552)	(23,956)	(63,088)	(72,412)

NET LOSS	$(158,814)	$(491,526)	$(945,977)	$(1,127,668)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(94)	$67	$(627)	$11
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(158,720)	$(491,593)	$(945,350)	$(1,127,679)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,558,914	16,857,031	16,558,290	16,857,031

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(945,977)	$(1,127,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755,230	830,034
Loss on disposal of fixed assets	23,390	2,169
Provision for (Recovery) of bad debt expense	(1,813)	3,317
Non-cash stock compensation expense	54,663	66,426
Gain from restructuring of debt	(51,613)	-
Changes in operating assets and liabilities:
Accounts receivable	45,683	50,154
Inventory	(19,321)	23,793
Prepaid expenses and other current assets	95,253	41,219
Other assets	11,816	24,269
Accounts payable and accrued liabilities	(213,870)	(98,849)
Deferred revenue	(142,567)	(183,551)
Net cash used in operating activities	(389,126)	(368,687)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(257,460)	(275,914)
Proceeds from sale of property and equipment	6,880	10,934
Net cash used in investing activities	(250,580)	(264,980)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(485,481)	(436,736)
Principal payments of capital leases	(16,713)	-
Net cash used in financing activities	(502,194)	(436,736)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,141,900)	(1,070,403)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,421,264	3,911,680
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,279,364	$2,841,277
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$66,039	$69,826
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt extinguished for breach of acquisition contract	$-	$90,670
Property and equipment purchased under capital lease	$-	$58,694
Cancellation of common stock shares for long term debt in connection with acquisition	$745,943	$-
Debt issued in connection with canceled common stock, net	$685,773	$-
Non cash adjustment to intangible assets related to imputed interest on long term debt issued for cancellation of common stock	$60,170	$-

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

The Company is subject to risks including the presence of recurring losses and negative cash flow, among others. Accordingly, the Company will be dependent on continuing to reverse the trend of declining revenues and/or expense reductions to provide financing to support its operations and for any capital expenditures. If efforts to increase operating profits do not continue to be successful or other negative factors arise, this could adversely affect future profits and the Company’s ability to achieve intended business objectives.

3.	Basic and Diluted Net Earnings Per Share

There are no adjustments required to be made to net loss for the purpose of computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2010 and 2009.  For the three and nine months ended March 31, 2010, diluted earnings per share is the same as basic earnings per share due to the net loss. During the three and nine months ended March 31, 2010, options to purchase 569,767 shares of common stock were not included in the computation of diluted EPS because the options were not ‘in the money” as of March 31, 2010. During the three and nine months ended March 31, 2009, options to purchase 746,639 shares of common stock were not included in the computation of diluted EPS because the options were not “in the money” as of  March 31, 2009. There were no options exercised to purchase shares of common stock during the nine months ended March 31, 2010 and 2009.

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

5.	Goodwill, net and Subscriber Acquisition Costs, net

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the year ended June 30, 2009, the Company recorded $1,120,000 as impairment of goodwill related to potential reduction in future cash flows from the acquisitions of NeoSoft and PDQ.Net. The Company concluded that no impairment of goodwill occurred during the nine months ended March 31, 2010.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled approximately $409,000 and $745,000, as of March 31, 2010 and June 30, 2009, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. Amortization expense for the three and nine months ended March 31, 2009 was approximately $86,000 and $275,000, respectively.  As of March 31, 2010, amortization expense for the fiscal years ended June 30, 2010, 2011 and 2012 is expected to be approximately $357,000, $323,000 and $4,000, respectively.

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

6.	Long-Term Debt

 Long-term debt consists of:
	March	June 30,
	2010	2009
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $500)	$14,937	$36,211

Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $859)	12,886	23,106

Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $64)	5,103	14,025

Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $5,513)	50,859	65,656

Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $97)	7,173	22,757

Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $76)	5,559	17,637

Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	229,656	452,548

Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $50,804)	609,355	-

Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	491,671	646,578
	1,427,199	1,278,518
Less current portion	(441,463)	(613,746)

Total long-term debt, net of current portion	$985,736	$664,772

 As of March 31, 2010, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $563,000.

In March 2010, the Company entered into an agreement with Mark and Cynthia Ocker, former owners of TeleShare (“Owners”) to modify the terms of payment. As a result of this transaction, the Company recorded a gain from restructuring of debt in the amount of $51,613.

7.	Shareholders’ Equity

Upon the surrender by the TeleShare Owners of 298,117 shares of Company stock held in escrow, in exchange for a promissory note issued by the Company, those shares were canceled and the total number of outstanding shares of Company common stock was reduced to 16,558,914.

In March 2010, the Company modified the terms of promissory notes issued to the TeleShare Owners.  The Company granted the Owners an option to surrender their noncontrolling interest in exchange for certain assets and customer lists owned by TeleShare as consideration for the modification.

8.	Income Taxes

During the three and nine months ended March 31, 2010, the Company generated a net loss of $159,000 and $946,000, respectively.  During the three and nine months ended March 31, 2009, the Company generated a net loss of $492,000 and $1,128,000, respectively.   No provision for income taxes has been recorded for the three and nine months ended March 31, 2010 and 2009, as the Company has net operating losses generated in the current and prior periods.   As of March 31, 2010, the Company continues to maintain a full valuation allowance for its net deferred tax assets of approximately $14.8 million.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

On July 1, 2007, the Company adopted FASB guidance on accounting for uncertainty in income taxes.  As a result of the implementation of the guidance, management assessed its various income tax positions, and this assessment resulted in no adjustment. The preparation of various tax returns requires the use of estimates for federal and state income tax purposes.  Those estimates may be subject to review by respective taxing authorities.  A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material.  The Company will account for interest and penalties related to uncertain tax positions in the current period income statement, as necessary.  The 2006, 2007, 2008 and 2009 tax periods remain subject to examination by various federal and state tax jurisdictions.

9.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, an Owner of TeleShare, for contract services during the nine months ended March 31, 2010 and 2009:

	Nine Months Ended
	March 31,
	2010	2009
Troy LeMaile Stovall	$12,250	$11,676

Justin McClure	12,250	11,250

John Palmer	11,750	12,073

Steven Mihaylo	11,750	11,893

Cynthia Ocker	110,576	124,335

	$158,576	$171,227

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

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement became effective for the Company on July 1, 2009. This statement did not have a material effect on the Company’s consolidated financial statements.

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

Overview

Internet America, Inc. (the "Company" or "Internet America") is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves approximately 8,400 wireless broadband Internet subscribers.   Since the Company's founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 26,200 total subscribers in Texas as of March 31, 2010, which represents active billed services.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

Our dedication and focus over the past several months has primarily been to improve cash flow and adjusted EBITDA by reduction of expenses, simplification of systems and improvements to processes and procedures.  During January 2010, we engaged outside consultants to evaluate our key personnel and plans.  With their assistance, we were able to reduce our headcount and realign the Company to a flatter, more efficient organization.

Our success can be measured in improved adjusted EBITDA and decreases in headcount.  For the three months ended March 31, 2010, reported adjusted EBITDA income was $121,000 compared to a reported adjusted EBITDA loss of $194,000 for the three months ended March 31, 2009, an improvement of $315,000.  While we were able to reduce expenses across the board during the third fiscal quarter, including restructuring our remaining acquisition debt, some of the realized savings will not be evident until the fourth quarter of this fiscal year ending June 30, 2010.

With the reduced headcount and fewer customer issues, we determined we no longer needed as heavy a Senior Management structure, and through streamlined systems coupled with the outsourcing of some functions, during the quarter ended March 31, 2010, the Company was able to eliminate some Senior Management positions including the Chief Operating Officer, the Vice President of Sales and Marketing and the Chief Financial Officer.  During the fourth quarter of fiscal 2010, the Company anticipates elevating several current experienced employees to functional vice presidents to fulfill many of the duties previously performed by Senior Management.

During the third quarter of fiscal 2010, we also made across the board salary reductions and, in addition to the reduction of Senior Management positions previously discussed, the Company has reduced the total employees from 93 in December 2007 when the Company began its focus on the “Quality Process” to 51 as of May 13, 2010.  These staffing economies along with other expense reductions and quality processes allowed for a decrease in total operating expenses of $378,000 for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  While we reduced our headcount of employees, through implementing process improvements and outsourcing of functions, management believes the Company is operating as well or better today than at any point in the past.

During the quarter ended March 31, 2010, the Company received notification that its application for stimulus money offered through The American Recovery and Reinvestment Act legislation was not accepted.  The Company has decided not to apply for the second round of stimulus money based on its belief that the expense involved and work required to complete the application, in light of the historical record of acceptances, does not justify submitting a second application. The Company believes that it can pursue its rights under the present RUS loan commitment at a much lower cost and with less complexity.

As a result of the progress during the past several months, management believes there is real opportunity to further improve both cash flow and adjusted EBITDA in the next few quarters and plans to focus on improving revenues from the internal growth of wireless operations, commercial services including video meetings (conferencing) and possible acquisitions of other wireless ISP's.  There is no guarantee that the Company will complete any acquisitions as it is committed to making only acquisitions that are immediately accretive with positive EBITDA.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth certain unaudited financial data for the three months ended March 31, 2010 and 2009.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended March 31, ($ in thousands)
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,829	97.6%	$1,879	97.7%
Other	45	2.4%	44	2.3%
TOTAL REVENUES	1,874	100.0%	1,923	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,234	65.9%	1,272	66.1%
Sales and marketing	74	3.9%	70	3.6%
General and administrative	510	27.2%	793	41.2%
Provision for bad debt expense	-	0.0%	3	0.2%
Depreciation and amortization	251	13.4%	257	13.4%
Gain from restructuring of debt	(52)	(2.8)%	-	0.0%
TOTAL OPERATING COSTS AND EXPENSES	2,017	107.6%	2,395	124.5%
OPERATING LOSS	(143)	(7.6)%	(472)	(24.5)%
INTEREST INCOME	2	(0.1)%	5	0.3%
INTEREST EXPENSE	(18)	(1.0)%	(25)	(1.3)%
NET LOSS	$(159)	(8.5)%	$(492)	(25.5)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(0)	0.0%	$0	0.0%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(159)	(8.5)%	$(492)	(25.5)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.01)		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,558,914		16,857,031
OTHER DATA:
Subscribers at end of period (1)	26,200		27,500
Adjusted EBITDA(loss)(2)	$121		$(194)
Adjusted EBITDA margin(3)	6.5%		(10.1)%
Reconciliation of net loss to Adjusted EBITDA (loss):
Net loss	$(159)		$(492)
Add:
Depreciation and amortization	251		257
Stock compensation	13		21
Interest expense	18		25
Less: Interest income	(2)		(5)
Adjusted EBITDA (loss)(2)	$121		$(194)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)
Adjusted EBITDA (earnings before interest, taxes, and depreciation and amortization) less stock based compensation is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $49,000, or 2.5%, to $1,874,000 for the three months ended March 31, 2010, from $1,923,000 for the three months ended March 31, 2009.  The Company’s total subscriber count decreased by 1,300, or 4.7%, to 26,200 as of March 31, 2010 compared to 27,500 as of March 31, 2009.  The Company’s wireless broadband Internet subscriber count increased by 400, or 5.0%, to approximately 8,400 as of March 31, 2010, from 8,000 as of March 31, 2009. As a result of the increase in subscribers, wireless broadband Internet revenue increased by $91,000 to $1,188,000 as of March 31, 2010 compared to $1,097,000 as of March 31, 2009.  The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $141,000, which is attributed to the loss of dial-up customers moving to other high-speed providers’ broadband service. The Company derives other revenues primarily by providing telex messaging services, which increased slightly by $1,000, to $45,000 for the three months ended March 31, 2010 compared to $44,000 in 2009 and varies based on customer demand but is expected to decline as customers migrate to other technologies.

Connectivity and operations. Connectivity and operations expense decreased by $38,000, or 3.0%, to $1,234,000 for the three months ended March 31, 2010, from $1,272,000 for the three months ended March 31, 2009. This decrease is primarily attributable to decreases in expensed assets, salary and personnel costs, and data and telecommunications expenses.  Expensed assets decreased by $27,000 to $104,000 as of March 31, 2010 compared to $131,000 as of March 31, 2009 due to a decrease in supplies, installation costs and repairs.  Salaries, wages and related personnel costs decreased by $19,000 to $573,000 as of March 31, 2010 compared to $592,000 as of March 31, 2009 as a result of the salary reduction plan for all employees implemented as of January 1, 2010.  Data and telecommunications expense decreased slightly by $3,000 to $371,000 as of March 31, 2010 compared to $374,000 as of March 31, 2009.

The remaining decrease in expense relates primarily to a $2,000 decrease in travel costs and a $1,000 decrease in merchant fees.  The decreases in the previously discussed expenses were offset by an increase in rents/utilities and tower lease of $14,000 due to improvements in the Company's wireless broadband infrastructure and increases in tower rental rates.

Sales and marketing. The Company increased print advertising slightly, causing sales and marketing expense to increase by $4,000, or 5.7%, to $74,000 for the three months ended March 31, 2010 compared to $70,000 for the three months ended March 31, 2009.

General and administrative.  General and administrative expense (G&A) decreased by $283,000, or 35.7%, to $510,000 for the three months ended March 31, 2010, from $793,000 for the three months ended March 31, 2009.  In February 2009 the Company recorded a write off expense for direct costs incurred in the contemplated merger with KeyOn of $194,000. G&A expense adjusted for the amount written off related to the failed KeyOn merger decreased to $599,000 for the three months ended March 31, 2009, a reduction of $89,000, or 14.9%.

Salaries and wages decreased $108,000 to $127,000 as of March 31, 2010 compared to $235,000 as of March 31, 2009 due to the salary reduction plan implemented on January 1, 2010. These decreases were offset by a $40,000 increase in professional and consulting fees to $151,000 as of March 31, 2010 compared to $111,000 as of March 31, 2009 primarily due to the hiring of an outside consultant to assist with COO duties.  In addition the President/Chief Operating Officer (COO), the Chief Financial Officer (CFO) and the Vice President of Marketing and Sales resigned from the Company during the current quarter.  Rent and utilities expenses decreased by $15,000 to $51,000 as of March 31, 2010 compared to $66,000 as of March 31, 2009 primarily due to the renegotiation of our phone system lease contract and the consolidation of field storage facilities. The expense related to the issuance of stock options and directors’ fees decreased by $3,000 to $30,000 as of March 31, 2010 compared to $33,000 as of March 31, 2009 due to the termination of employment of some grantees. Travel expenses decreased by $3,000 to $1,000 as of March 31, 2010 compared to $4,000 as of March 31, 2009.  Insurance expenses decreased slightly by $3,000 to $27,000 as of March 31, 2010 from $30,000 as of March 31, 2009. Other G&A expenses decreased $5,000 to $70,000 as of March 31, 2010 from $75,000 as of March 31, 2009.  Telecommunications expense increased by $8,000 due to the purchase of increased bandwidth capacity.

Provision for bad debt expense (recovery).  Provision for bad debt expense decreased by $3,000 for the three months ended March 31, 2010.  As of March 31, 2010, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $6,000, or 2.3%, to $251,000 for the three months ended March 31, 2010, from $257,000 for the three months ended March 31, 2009. The decrease in amortization expense of $33,000 was offset by the increase in depreciation of $27,000. The increase in depreciation relates to the decrease in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network.  The decrease in amortization expense of acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for the three months ended March 31, 2010. During the quarter ended March 31, 2010, Mark and Cynthia Ocker along with the Company entered into amendments to the notes payable originally issued to them in connection with the acquisition of TeleShare. These amendments extend the payment terms and also reduce the interest rate and carrying value slightly resulting in a one-time gain.

Interest expense/income. For the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $18,000 and $25,000, respectively.  The $7,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt.  For the three months ended March 31, 2010 and 2009, the Company recorded interest income of $2,000 and $5,000, respectively; the decrease is due primarily to a decline in cash on hand.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2010 and 2009.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except share, per share and subscriber count data).

	Nine Months Ended March 31, ($ in thousands)
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$5,420	97.7%	$5,764	97.4%
Other	126	2.3%	152	2.6%
Total	5,546	100.0%	5,916	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,777	68.1%	3,963	67.0%
Sales and marketing	221	4.0%	213	3.6%
General and administrative	1,739	31.3%	1,995	33.7%
(Provision for) Recoveries of bad debt	(2)	0.0%	3	0.1%
Depreciation and amortization	755	13.6%	830	13.9%
Gain from restructuring of debt	(52)	(0.9)%	-	0.0%
Total	6,438	116.1%	7,004	118.3%
OPERATING LOSS	(892)	(16.1)%	(1,088)	(18.3)%
INTEREST INCOME	9	0.2%	32	0.5%
INTEREST EXPENSE	(63)	(1.1)%	(72)	(1.2)%
NET LOSS	$(946)	(17.0)%	$(1,128)	(19.0)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1)	0.0%	$0	0.0%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(945)	(17.0)%	$(1,128)	(19.0)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.06)		$(0.07)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,558,290		16,857,031
OTHER DATA:
Subscribers at end of period (1)	26,200		27,500
Adjusted EBITDA(loss)(2)	$(82)		$(192)
Adjusted EBITDA margin(3)	(1.5)%		(3.2)%
CASH FLOW DATA:
Cash flow used in operations	$(389)		$(369)
Cash flow used in investing activities	$(251)		$(265)
Cash flow used in financing activities	$(502)		$(437)
Reconciliation of net loss to Adjusted EBITDA (loss):
Net loss	$(946)		$(1,128)
Add:
Depreciation and amortization	755		830
Stock compensation	55		66
Interest expense	63		72
Less: Interest income	(9)		(32)
Adjusted EBITDA (loss)(2)	$(82)		$(192)

(1)	A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)    Adjusted EBITDA (earnings before interest, taxes, and depreciation and amortization) less stock based compensation is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $370,000, or 6.3%, to $5,546,000 for the nine months ended March 31, 2010, from $5,916,000 for the nine months ended March 31, 2009.  The Company’s total subscriber count decreased by 1,300, or 4.7%, to 26,200 as of March 31, 2010 compared to 27,500 as of March 31, 2009.  The Company’s wireless broadband Internet subscriber count increased by 400, or 5.0%, to approximately 8,400 as of March 31, 2010 from 8,000 as of March 31, 2009. As a result of the increase in subscribers, wireless broadband Internet revenue increased by $271,000 to $3,469,000 as of March 31, 2010 compared to $3,198,000 as of March 31, 2009. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $615,000, which is attributed to the loss of dial-up customers moving to other high-speed providers’ broadband service. The Company derives other revenues primarily by providing telex messaging services, which decreased to $126,000 for the nine months ended March 31, 2010 compared to $152,000 in 2009. Due to availability of alternative technology, telex revenue is expected to continue to decline.

Connectivity and operations. Connectivity and operations expense decreased by $186,000, or 4.7%, to $3,777,000 for the nine months ended March 31, 2010, from $3,963,000 for the nine months ended March 31, 2009.  There was a decrease in salaries and wages of approximately $137,000 to $1,733,000 as of March 31, 2010 compared to $1,870,000 as of March 31, 2009. This was attributed to efficiencies gained from quality process initiatives and the salary reduction plan implemented on January 1, 2010.  Installation expenses decreased by $80,000 to $345,000 as of March 31, 2010 compared to $425,000 as of March 31, 2009 due to decreases in supplies, installation costs and repairs.  Data and telecommunications expense decreased by $25,000 to $1,116,000 as of March 31, 2010 compared to $1,141,000 as of March 31, 2009 due to our renegotiating more favorable terms with telecommunications service providers. Travel and mileage costs decreased by $14,000 to $79,000 as of March 31, 2010 compared to $93,000 as of March 31, 2009.  The remaining decrease in expense primarily related to a decrease in merchant fees of $7,000, which is a result of the decrease in revenues.

The decreases in the previously discussed expenses were partially offset by an increase of $45,000 to $350,000 in facilities and tower lease costs for the nine months ended March 31, 2010, compared to $305,000 as of March 31, 2009.  The increase in tower leases relates to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.  There was an increase of other expenses of $32,000 for a one time conversion cost related to transfer email services to a hosted outsource service provider.

Sales and marketing. Sales and marketing expense increased by $8,000, or 3.8%, to $221,000 for the nine months ended March 31, 2010 compared to $213,000 for the nine months ended March 31, 2009.  Direct print advertising expense increased by $9,000 to $42,000 as of March 31, 2010 compared to $33,000 as of March 31, 2009.  These increases were offset by a slight decrease in salaries of $1,000.  The Company is focusing on direct advertising in all improved or enhanced network areas in fiscal year 2010.

General and administrative.  G&A decreased by $256,000, or 12.8%, to $1,739,000 for the nine months ended March 31, 2010, from $1,995,000 for the nine months ended March 31, 2009.  In February 2009, the Company recorded a write off expense for direct costs incurred in the contemplated merger with KeyOn of $194,000.

Salaries and wages decreased $151,000 to $564,000 as of March 31, 2010 compared to $715,000 as of March 31, 2009. The decrease is primarily due to a reduction in the number of employees, including resignations of the COO, CFO and the Vice President of Marketing and Sales during the quarter ended March 31, 2010, and the salary reduction plan implemented on January 1, 2010. Certain staffing decreases were offset by consulting fees paid to an outside consultant hired at the end of January, 2010 to assist with COO duties.  Facilities costs decreased by $33,000 to $180,000 as of March 31, 2010 compared to $213,000 as of March 31, 2009 primarily due to the renegotiation of our phone system lease contract and the closing of storage facilities.  Insurance costs decreased by $24,000 to $67,000 as of March 31, 2010 compared to $91,000 as of March 31, 2009 due to the renegotiation of insurance contracts.  Professional and consulting fees decreased by $15,000 to $334,000 as of March 31, 2010 compared to $349,000 as of March 31, 2009 primarily due to declining consulting fees paid to contract labor for telex messaging services, offset by outside consulting fees paid to assist with COO duties.  Travel and mileage expenses decreased an additional $11,000 to $8,000 as of March 31, 2010 compared to $19,000 as of March 31, 2009 as a result of continued efforts to reduce expenses using efficiencies. The expense related to the issuance of stock options and directors’ fees decreased by $7,000 to $103,000 as of March 31, 2010 compared to $110,000 as of March 31, 2009 due to the expiration of options after termination of employment of certain employees.

The above decreases were offset primarily by non-recurring expenses totaling $120,000 in connection with our application for a grant under the American Recovery and Reinvestment Act (ARRA) to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  Telecommunications expense increased by $33,000 to $160,000 as of March 31, 2010 compared to $127,000 as of March 31, 2009 due primarily to the purchase of increased bandwidth capacity.   Other costs increased by $26,000 to $203,000 as of March 31, 2010 compared to $177,000 as of March 31, 2009.

Provision for bad debt expense (recovery).  Provision for bad debt expense decreased by $5,000, or 166.7%, to a net recovery of $2,000 for the nine months ended March 31, 2010, from a $3,000 provision for the nine months ended March 31, 2009.  As of March 31, 2010, the Company is fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased by $75,000, or 9.0%, to $755,000 for the nine months ended March 31, 2010, from $830,000 for the nine months ended March 31, 2009. The decrease of $92,000 in amortization expense is offset by the increase in depreciation expense of $17,000. The increase in depreciation relates to the decrease in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network.  The decrease in amortization expense of acquired subscriber costs is the result of early wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for the nine months ended March 31, 2010. During the quarter ended March 31, 2010, Mark and Cynthia Ocker along with the Company entered into amendments to the notes payable originally issued to them in connection with the acquisition of Teleshare. These amendments extend the payment terms and also reduce the interest rate and carrying value slightly resulting in a one-time gain.

Interest income and expense. For the nine months ended March 31, 2010 and 2009, the Company recorded interest expense of $63,000 and $72,000, respectively.  The $9,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt offset. For the nine months ended March 31, 2010 and 2009, the Company recorded interest income of $9,000 and $32,000, respectively.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities.  For the nine months ended March 31, 2010, cash used in operations was $389,000 compared to cash used in operations of $369,000 for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, net loss plus non-cash items used was $166,000 compared to $225,000 for the same period last year.  Additional decreases in accounts receivable, prepaid expenses, other assets, accounts payable, accrued liabilities and deferred revenue were offset by increases in inventory.

Cash used in investing activities totaled $251,000 for the nine months ended March 31, 2010 which relates primarily to the deployment of new wireless broadband Internet infrastructure. Cash used in investing activities totaled $265,000 for the nine months ended March 31, 2009, which also relates primarily to new infrastructure.

    Cash used in financing activities, which totaled $502,000 for the nine months ended March 31, 2010, consisted of principal payments on debt and capital leases.  Cash provided by financing activities, which totaled $437,000 for the nine months ended March 31, 2009, consisted of principal payments on debt.

    Cash on hand declined by $1,142,000 during the nine months ended March 31, 2010.  At March 31, 2010, cash on hand was $1,279,000 compared to $2,421,000 at June 30, 2009.    We believe our continued efforts to improve the quality and efficiency of our operations over the past few months along with additional value-added services such as desktop video conferencing and VoIP may lead to a more rapid rate of growth and an increase average revenue per user and result in improved cash flow from operations.

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

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement

         “Safe Harbor” Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins,     (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in other Internet services resulting in greater operating losses in future periods,  (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) we may be accused of infringing upon the  intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and if available we may not successfully integrate those acquisitions into our operations, (13) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management, and (14) our stock price has been volatile historically and may continue to be volatile.   This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our other publicly filed reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Our Chief Executive Officer, acting also in the capacity as the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.  He concluded that the controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered. There were no changes in our internal control over financial reporting during the nine months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
32	Section 1350 Certification of William E. Ladin, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 05/13/10
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32	Section 1350 Certification of William E. Ladin, Jr.