Form 10-K
period 2010-06-30
INTERNET AMERICA INC
filed 2010-09-23
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2010
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
Large accelerated filer ☐    Accelerated filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
   Based on the closing price of the registrant’s Common Stock on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $3,734,715 ($0.35 per share).  Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of September 21, 2010 was 16,558,914.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement" and elsewhere in this Form 10-K.

PART I

Item 1. Business

General

Internet America, Inc. (the “Company” or “Internet America”) is an Internet service provider ("ISP") that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves 8,200 wireless broadband Internet subscribers. Since the Company’s founding in 1995, we have a history of providing an array of Internet services to residential and business subscribers and serve approximately 25,900 total subscribers in Texas as of June 30, 2010. Initially providing primarily dial-up Internet services, the Company grew rapidly with dial-up subscribers. In recent years, Internet America has evolved its product offering to include high-speed Broadband, and entered the rural wireless broadband market in 2004, incorporating a core competency of managing large numbers of internet subscribers. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. A decline in dial-up subscribers and the corresponding revenues associated with these subscribers is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

We offer broadband services to both business and residential customers within our network footprint, many without the use of terrestrial lines. This allows us to cover a rural or suburban geographical area at a fraction of the cost of terrestrial based broadband provided by cable modems or digital subscriber lines (“DSL”).  As a result of these savings, we are able to offer broadband Internet to communities and rural areas that would otherwise have little or no access to the internet other than over dial up telephone lines. Our wireless broadband Internet services are offered utilizing fixed point-to-multipoint wireless technology in both licensed and unlicensed spectrums.  Internet America has obtained a nationwide, non-exclusive license for 3.65 GHz bandwidth; to date, we have utilized this license to deploy WiMAX in non-metropolitan areas providing better quality high speed broadband services to small and mid-size businesses.

In January 2008, with more than three years experience in growing organically and through acquisitions, management refocused on creating and maintaining a ‘defect free’ philosophy by conforming acquired wireless networks to our standards, creating simplified and more efficient processes, and rewarding zero defect results. As a result, we improved the quality of our service and enhanced the productivity of our personnel. Our dedication to the quality process implementation, including investing in infrastructure upgrades and simplifying internal systems and procedures, has continued to improve productivity and customer satisfaction. Our success can be measured in ways such as improved EBITDA and decreases in expenses and headcount over the last year.

Beginning in May 2008 and continuing through February 2009, the Company devoted substantial time and resources to a proposed merger with KeyOn Communications Holdings, Inc. (“KeyOn”). The contemplated merger was terminated on February 19, 2009 due to KeyOn’s inability to comply in a material respect with certain of the covenants and conditions to closing required to be performed or satisfied by it under the Merger Agreement. We recorded a receivable from KeyOn of approximately $394,000, which is the sum of direct merger costs incurred by the Company of $194,000 and the termination fee of $200,000.  The Company recorded an allowance for doubtful accounts equal to the full amount of these receivables which had a material negative impact on our earnings for the year ended June 30, 2009. Additional indirect costs of management’s time negotiating and preparing to close the merger and the related travel costs also impacted reported losses.  Detailed information about the termination of the merger is contained in the Company’s Current Report on Form 8-K filed on February 24, 2009.

We continue to increase the capacity and quality of our existing networks. However, during fiscal 2011, we expect to increase investment in marketing our rural wireless broadband in existing areas to increase the number of new commercial and residential subscribers. We anticipate no significant negative churn in wireless broadband subscribers, which has remained stable at approximately 8,000 subscribers during the present recession, and instead expect modest growth as a result of this planned increase in marketing efforts.

The Company provides Voice over Internet Protocol (“VoIP”) and Hosted VoIP PBX services to its embedded customer base throughout Texas. Management believes that customers, especially in rural and underserved markets, have few communications options and those they have are very fragmented and expensive. Providing these customers with bundled broadband Internet access and commercial-grade VoIP services will increase revenue per subscriber for existing and potential future customers.

Management believes video conferencing presents another opportunity for growth and has identified this space as a natural addition to our products and services in existing and potential markets. We entered into a reseller agreement to provide one-on-one and multi party high-quality, resilient video conferencing using desktop computers.  The Company offers its customers access to this technology in the form of hosted services or direct sale of hardware and software.  Hosted video conferencing products may be very attractive to mid-size businesses without long-term capital costs or commitments, and Internet America can provide them with immediate access to new, high performance technology

Internet America is positioned today to drive the vision of delivering high speed broadband in the United States; however, our major focus has remained in the Texas area to date. We believe our continued efforts to increase our subscriber base will yield improvements in profitability and cash flow from operations. Because of our efforts to improve the quality and efficiency of our operations over the last few years, we believe that we are well positioned today to withstand a continuing economic slowdown and to capitalize on growth possibilities. We believe that we have sufficient capital resources and cash on hand to withstand a short or prolonged economic downturn, and we are in a position to continue to improve earnings during these challenging times.

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

Existing wireless broadband markets in Texas

The access networks which Internet America operates successfully are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Corsicana, Baytown, Crosby, Magnolia, Stafford, Victoria, Cuero, and San Antonio.  In addition to the growth of the wireless subscriber base through acquisitions of smaller WISPs, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets”, primarily consisting of subdivisions and other small geographic areas with favorable demographics and population density.

Operating center

Our corporate headquarters are located in Houston, Texas, where all executive functions, call center and network monitoring exist.  The headquarters location now contains  centralized network operations center where all operations on the network can be monitored and supported. Our core network is located in a secure leased cage in a SAS 70 Type II compliant data center.

Potential growth through acquisitions

Management considers target communications acquisitions without exclusive focus on rural WISPs attractive as an important potential method of acquiring additional diverse sources of recurring communications revenue in markets that enhance its geographic and strategic plans.  Additionally, we will consider proposed transactions to be attractive if they do not negatively impact our liquidity and have a clear path to closing and integration and immediate positive cash flow results. However, there is no guarantee that we will make significant or numerous acquisitions.

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

Commercial Services.  Internet America offers a comprehensive line of commercial-grade 24x7x365 monitored business services. Broadband connectivity offerings include Metro Ethernet from 3Mbps to 100Mbps, full and fractional T3/DS-3 and T1/DS-1 leased lines, commercial fixed wireless (licensed and unlicensed), and commercial DSL. We also provide Tier-1 and Tier-2 Colocation services in Stafford, Victoria, and China Grove, Texas as single-server, half-cabinet, and full-cabinet plans.

Dial-Up Internet Access.  Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, FTP, and USENET news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses, personal web sites and enhanced USENET news access.

Customer Care

Individuals accessing the Internet have many different operating systems, hardware and network configurations, coupled with varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

•   Problems affecting a variety of hardware systems;
•   Start-up or other basic problems of new subscribers or new Internet users;
•   Highly technical issues that sophisticated users may encounter; and
•   Operating system defects/workarounds.

Our customer care employees work out of the corporate office in Houston, Texas. They resolve support calls of all levels of technical difficulty with a focus on quality and one call resolution. Customer care is available to subscribers during extended business hours, typically until 8 p.m. weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information. Our implementation of good quality control include the following procedures:

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
•   Collection of customer feedback through online surveys; certain incentive compensation is awarded based on surveys.

Marketing

As discussed, our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events and advertising, and resellers to create brand and service awareness in these areas.  We do not use mass-marketing tools or tactics as a result of our focus on very specific geographic areas.

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

Wireless Broadband Internet Access.  Our wireless Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, and USENET news access.  The network is designed to deliver up to 10 Mbps to any individual end-user and up to 50 Mbps to commercial subscribers.  The network is fully open, adheres to the FCC’s Internet Policy Statement and does not restrict access to any lawful Internet applications or content.

Internal Network Infrastructure. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through the deployment of clustered systems, aggressive network capacity planning and upgrades, diverse network architecture, multiple diverse Internet backbone connections, and 'most-direct-route' network topology.  Additional available speed is being provided by greater bandwidth sizes and installation of higher speed capacity radios and back hauls.  Automated software tools remotely monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure on a 24 hours/365 days a year basis and transmits alerts to both Network Operations Center (“NOC”) personnel and local field employees. This alert system includes an automated escalation path for notification of supervisors based on type of alert and time lapsed. Our NOC is staffed 24 hours/365 days a year and also communicates with external service providers when needed. Other software tools, such as statistical analysis software, are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to identify the need for additional bandwidth and services in an efficient and proactive manner.  These centralized monitoring systems allow for scalable monitoring and enhanced customer service.

Network Description .  Internet America’s core network is located in a secure leased cage at the CyrusOne data center in Houston, Texas. CyrusOne operates a SAS 70 Type II compliant data center. It has fully redundant power and cooling, and the building is constructed to withstand category 5 hurricane conditions. Currently our core network Router/Switch hardware includes a pair of Cisco 6509 switch/routers that provide fully-redundant routing between our 450Mbps of upstream Internet Access, across three separate Internet Service Providers.

The current access networks are connected via leased lines which range in speed from 8Mbps to 400 Mbps. From these local Points of Presence (POPs), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 20Mbps to 300Mbps. Access towers are then used to distribute bandwidth to approximately 8,200 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (2.4Ghz, 3.65Ghz, 5.2Ghz, 5.8Ghz and 900Mhz). Internet America’s POP’s are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Corsicana, Hillsboro, Baytown, Crosby, Magnolia, Stafford, Victoria, Cuero and San Antonio.

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

The Company does not focus a material amount of resources on developing other new technologies. We do however recognize that additional revenue streams and higher level of subscriber satisfaction (and thus increased subscriber retention) are, in many cases, based on deploying new services and technologies as they become commercially reliable and economically feasible. Therefore, we are continuously evaluating new technologies and applications for introduction or incorporation into our services.

Additionally, we are committed to developing and maintaining strong, stable, resilient, low latency data-communications networks in order to provide connectivity services to our subscribers, and, as new services are introduced, we believe our customers will quickly be able to adopt our new offerings on the infrastructure on which our network is deployed.

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

Competition

The Internet services market is extremely competitive in every segment (dial-up, wired broadband and wireless).

In the dial-up segment, where we have approximately 5,500 subscribers, there are no substantial barriers to entry, and we expect that competition will continue to intensify and, more importantly, dial-up subscribers in general will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 1,400 subscribers) or cable-modem, in particular is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer.

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

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital.  Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services) than we have.  Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss.  Competitors may charge less than we do, causing us to reduce or preventing us from raising our fees.  As a result, our business and revenues may suffer.  We currently compete or expect to compete with the following types of Internet access providers:

•	National online service providers, such as Time Warner and MSN;

•	National telecommunications providers, such as AT&T Mobility, Qwest Communications, Verizon Wireless and Sprint Nextel;
•	Numerous regional and local ISPs and WISPs;
•	Computer hardware and software companies, and other technology companies, such as Microsoft and Dell;
•	Cable operators, such as Suddenlink Communications, Cox Communications and Comcast;
•	Fixed wireless communications companies;
•	Satellite companies;
•	Electric utility companies; and
•	Cellular and PCS services.

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other agency, other than regulations applicable to businesses and public companies generally.  The FCC classifies Internet access providers as "information service providers," rather than regulated "telecommunications providers" under the 1996 Telecommunications Act.  As such, we are not subject to regulations that apply to telephone companies and similar carriers.  However, as we provide Internet access delivered via DSL or wire line broadband technology which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.  Changes in the FCC's policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business.

Certain wireless broadband services are subject to regulation by the FCC.  At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications.  States and municipalities also may regulate many aspects of intrastate telecommunications.  Broadband Internet-related regulatory policies are continuing to develop, and it is possible that our services could be subject to additional regulations in the future.  The extent of regulations and their impact on our business and our ability to compete are currently unknown.

The FCC has determined that Internet access providers, utilizing DSL technology, are “information services functionally integrated with a telecommunications component”.  Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both. Internet America currently has approximately 1,400 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers.  Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating our contracts with these providers at favorable prices.

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

Internet America assumed a Federal loan commitment from the United States Department of Agriculture Rural Utilities Service (“RUS”) for providing financial assistance for the expansion of broadband services in rural areas, which requires the Company to follow certain procedures and regulations including those outlined in RUS Bulletin 1738-2.

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

Employees

As of June 30, 2010, we employed approximately 39 people, all of whom were full-time employees.  None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where all executive functions, call center and network monitoring exist. This location is 7,900 square feet; the lease expires May 2013. In the past few years, we reduced the field office locations and substantially reduced operating costs.

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

 We own real estate consisting of 0.13 acres located at 901 N. Cameron in Victoria, Texas, related to our wireless operations in Southwest Texas. We believe that all of our facilities are adequately maintained and insured and are suitable for their present use.

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business.  Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.  At this time and during the last year, we have not had any actual or threatened legal actions.

Item 4.  [Removed and Reserved]

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

	High	Low
Fiscal Year Ended June 30, 2010:
Fourth Quarter	$0.50	$0.25
Third Quarter	0.40	0.32
Second Quarter	0.52	0.30
First Quarter	0.50	0.15
Fiscal Year Ended June 30, 2009:
Fourth Quarter	$0.24	$0.10
Third Quarter	0.20	0.14
Second Quarter	0.30	0.12
First Quarter	0.43	0.25

At September 21, 2010, there were 231 holders of record of our common stock.  The last reported sale price of the common stock on the OTC Bulletin Board on September 21, 2010 was $0.25 per share.

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

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Overview

Internet America is an ISP that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves approximately 8,200 wireless broadband Internet subscribers and 25,900 total subscribers in Texas as of June 30, 2010. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from Internet access services and related fees. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

During 2010, we continued to focus on quality process implementation including investing in infrastructure upgrades and simplifying internal systems and procedures, and we examined all expenses for opportunities to reduce them further. We reduced other expenses across the board by restructuring our remaining acquisition debt and decreasing our headcount of employees. These efforts improved productivity and customer satisfaction, and also resulted in positive adjusted EBITDA for the last two fiscal quarters and the fiscal year. Based on present operations, we expect the improving trend in EDITDA to continue.

During the quarter ended March 31, 2010, we eliminated several Senior Management positions, and during the quarter ended June 30, 2010 we promoted two current experienced employees to functional Vice Presidents.

We had hoped to expand our service area by utilizing funds made available for economic stimulus by The American Recovery and Reinvestment Act (“ARRA”) legislation.  The Company applied for a grant from the Broadband Technology Opportunity Program in August, 2009; however the application was denied in early 2010 and we did not submit an application for the second round in May 2010.

Because of our efforts to improve the quality and efficiency of our operations over the last few years, we believe that we are well positioned today to withstand an economic slowdown and/or to capitalize on growth possibilities through internal growth and acquisitions. We believe that we have sufficient capital resources and cash on hand to withstand either a short or prolonged economic downturn.  While we expect to see continuing earnings improvement in the near term, we have now turned our major focus to increasing revenues through internal growth of wireless operations, commercial services, and possible acquisitions, although not at the expense of continued positive adjusted EBITDA.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.   In addition to miscellaneous revenue, other revenue for 2010 includes telex messaging service revenues.

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

Depreciation expense is computed using the straight-line or declining balance methods over the estimated useful lives of the assets or the capital lease term, as appropriate.  Data communications equipment, computers, data servers and office equipment are depreciated over five years. We depreciate furniture, fixtures and leasehold improvements over five years or the lease term.  Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations
Year Ended June 30, 2010 Compared to June 30, 2009

The following table shows financial data for the years ended June 30, 2010 and 2009. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).
	Year Ended June 30,
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$7,246	97.7%	$7,581	97.4%
Other	174	2.3%	202	2.6%
Total	7,420	100.0%	7,783	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,930	66.4%	5,304	68.1%
Sales and marketing	310	4.2%	301	3.9%
General and administrative	2,131	28.7%	2,657	34.1%
Provision for (recovery of) bad debt	(2)	0.0%	1	0.0%
Depreciation and amortization	1,012	13.6%	1,076	13.8%
Impairment loss	-		1,120	14.4%
Gain from restructuring of debt	(52)	(0.7)%	-	0.0%
Total	8,329	112.3%	10,459	134.4%
OPERATING LOSS	(909)	(12.3)%	(2,676)	(34.4)%
INTEREST INCOME	10	0.1%	37	0.5%
INTEREST EXPENSE	(82)	(1.1)%	(86)	(1.1)%
NET LOSS	$(981)	(13.2)%	$(2,725)	(35.0)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1)	0.0%	$(5)	(0.1)%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(980)	(13.2)%	$(2,720)	(34.9)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.06)		$(0.16)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED	16,580,966		16,857,031
OTHER DATA:
Subscribers at end of period (1)	25,900		27,000
Number of employees at end of period	39		59
Adjusted EBITDA(loss)(2)	$158		$(392)
Adjusted EBITDA margin(3)	2.1%		(5.0)%
CASH FLOW DATA:
Cash flow used in operations	$(258)		$(490)
Cash flow used in investing activities	$(328)		$(404)
Cash flow used in financing activities	$(626)		$(596)
Reconciliation of net loss to Adjusted EBITDA (loss):
Net loss	$(981)		$(2,725)
Add:
Depreciation and amortization	1,012		1,076
Impairment loss	-		1,120
Stock compensation	55		88
Interest expense	82		86
Less: Interest income	(10)		(37)
Adjusted EBITDA (loss)(2)	$158		$(392)

(1) A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2) Adjusted EBITDA (earnings before interest, taxes, and depreciation and amortization less stock based compensation) is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(3) Adjusted EBITDA margin represents adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $363,000, or 4.7%, to $7,420,000 in fiscal 2010 from $7,783,000 in fiscal 2009. The Company’s subscriber count decreased by 1,100, or 4.1%, to 25,900 as of June 30, 2010 compared to 27,000 as of June 30, 2009. The Company’s wireless broadband Internet subscriber count remained relatively unchanged and was approximately 8,200 as of June 30, 2010 as compared to approximately 8,000 as of June 30, 2009. Wireless broadband Internet revenue increased by $386,000 to $4,693,000 as of June 30, 2010 compared to $4,307,000 as of June 30, 2009.  This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services for the year ended June 30, 2010. Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $721,000. This is attributable in part to the decline of dial-up customers who moved to other providers’ broadband service. In connection with the acquisition of TeleShare Communications Services, Inc. (“TeleShare”), the Company derives other revenues from providing telex messaging services, which totaled $174,000 for the year ended June 30, 2010 as compared to $202,000 for the year ended June 30, 2009.

Connectivity and operations.  Connectivity and operations expenses decreased by approximately $374,000, or 7.0%, to $4,930,000 for fiscal 2010 from $5,304,000 for fiscal 2009. Salaries, wages and related personnel costs decreased by $212,000 to $2,265,000 as of June 30, 2010 compared to $2,477,000 as of June 30, 2009 as a result of a salary reduction plan for all employees implemented as of January 1, 2010.  Expensed assets decreased by $153,000 to $424,000 as of June 30, 2010 compared to $577,000 as of June 30, 2009 due to a decrease in supplies, installation costs and repairs.  Data and telecommunications expense decreased by $61,000 to $1,470,000 in fiscal 2010 compared to $1,531,000 in fiscal 2009.  Travel and mileage decreased by $17,000 to $108,000 in fiscal 2010 compared to $125,000 in fiscal 2009.  The remaining decrease in expense primarily relates to a decrease in merchant fees of $8,000.

The decreases in the previously discussed expenses were partially offset by an increase in tower lease costs of $45,000 for fiscal year 2010 to $469,000 compared to $424,000 for fiscal year 2009.The increase in tower lease costs relates to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.  There was an increase of other expenses of $32,000 for a one time conversion cost related to the transfer of email services to a hosted outsource service provider.

Sales and marketing.  Sales and marketing expenses increased by $9,000, or 3.0%, to $310,000 for fiscal 2010 from $301,000 for the prior fiscal year. Direct print advertising expense increased by $7,000 to $71,000 as of June 30, 2010 compared to $64,000 as of June 30, 2009.  The Company focused on direct advertising in all improved or enhanced network areas in fiscal year 2010.  Salaries and wages increased slightly by $2,000 for fiscal year 2010.

General and administrative.  General and administrative expenses decreased by $526,000, or 19.8%, to $2,131,000 in fiscal 2010 from $2,657,000 for fiscal 2009.  In February 2009, the Company recorded a write off expense for direct costs incurred in the contemplated merger with KeyOn of $194,000.

Salaries and wages decreased $330,000 to $646,000 for fiscal 2010 compared to $976,000 for fiscal 2009. The decrease is primarily due to a reduction in the number of employees, including resignations of the COO, CFO and the Vice President of Marketing and Sales during the quarter ended March 31, 2010, and a salary reduction plan implemented on January 1, 2010.  Facilities costs decreased by $46,000 to $236,000 in fiscal 2010 compared to $282,000 in fiscal 2009 primarily due to the renegotiation of our phone system lease contract and the closing of storage facilities.  A net decrease in stock compensation expense for stock options and directors fees of $32,000 to $118,000 in fiscal 2010 compared to $150,000 in fiscal 2009 was due to the continued vesting of stock options and termination of employment of some grantees.  Insurance costs decreased by $30,000 to $90,000 in fiscal 2010 compared to $120,000 in fiscal 2009 due to the renegotiation of rates and the closing of storage facilities.   Other costs decreased by $24,000 to $252,000 in fiscal 2010 compared to $276,000 in fiscal 2009, primarily as a result of various cost saving measures implemented during fiscal 2010.  Travel and mileage expenses decreased an additional $14,000 to $9,000 in fiscal 2010 compared to $23,000 in fiscal 2009 as a result of continued efforts to control all expenses.  Professional and consulting fees decreased by $206,000 to $445,000 in fiscal 2010 compared to $651,000 in fiscal 2009 primarily due to declining consulting fees paid to contract labor for telex messaging services, offset by outside consulting fees paid to assist with COO duties.

The above decreases were offset primarily by non-recurring expenses totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  Telecommunications expense increased by $36,000 to $215,000 in fiscal 2010 compared to $179,000 in fiscal 2009 due primarily to the purchase of increased bandwidth capacity.

Provision for bad debt expense. Provision for bad debt expense recorded a net recovery of $2,000 in fiscal 2010 compared to a net expense of $1,000 in fiscal 2009.  This decrease is due primarily to the effort by the Company to have customers pay by ACH or credit cards.  We are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization expense decreased by $64,000, or 5.9%, to $1,012,000 for fiscal 2010 from $1,076,000 for fiscal 2009.  Depreciation increased by $54,000 due to the addition of new depreciable assets for improvement of the Company’s wireless broadband Internet network. The increase in depreciation was offset by a decrease in amortization of $118,000. The decrease in amortization expense is primarily due to the subscriber acquisition costs of wireless acquisitions during 2005 and 2006 becoming fully amortized during fiscal 2010.

Impairment loss.  Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2010 and 2009 the Company recorded impairment losses of $0 and $1,120,000, respectively.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for fiscal 2010.  The Company amended the notes it issued in connection with the acquisition of TeleShare to extend the payment terms and reduce the interest rate and carrying value slightly, resulting in a one-time gain.

Interest (expense) income, net.   Interest income decreased by $27,000, or 73.0%, to $10,000 in fiscal 2010 compared to $37,000 in fiscal 2009.   The decrease in interest income is due to changes in cash on hand and declining interest rates.  As a precautionary measure, in February 2009, the Company transferred all funds from interest bearing accounts during this economic crisis to ensure all funds were covered by the Temporary Guaranty Liquidity Program initiated by the Federal Reserve Board.   Interest expense decreased by $4,000, or 4.7%, to $82,000 in fiscal 2010 compared to $86,000 in fiscal 2009 due to the reduction of the Company’s long term debt.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.  For fiscal 2010 cash used in operations was $258,000, compared to cash used in operations of $490,000 in fiscal 2009.  Net loss plus non-cash items provided cash of $65,000 in fiscal 2010 compared to used cash of $392,000 in fiscal 2009. Cash was used to reduce accounts payable and accrued liabilities, reduce deferred revenue and increase inventory. Cash was provided by decreases in accounts receivable, prepaid expenses and other assets.

Cash used in investing activities totaled $328,000 and $404,000 for the years ended June 30, 2010 and 2009, respectively.  In fiscal 2010, the Company used cash for property and equipment purchases of $335,000 which was offset by proceeds from the sale of equipment of $7,000. In fiscal 2009, the Company used cash for property and equipment purchases of $415,000 which was offset by proceeds from the sale of equipment of $11,000.

Cash used by financing activities for fiscal 2010 totaled $626,000 for principal payments on debt and capital leases.  Cash used by financing activities for fiscal 2009 totaled $596,000 and consisted of principal payments on debt.

We estimate that cash on hand of $1.2 million at June 30, 2010 along with anticipated cash flow from operations will be sufficient to meet our working capital needs for fiscal 2011 for continuing operations as well as the addition of value-added services to both new and existing subscribers.  Management believes that the Company will be able to meet the service obligations related to the deferral of revenue and that cash generated from recently acquired operations will be adequate to meet its payment obligations under debt issued and assumed in connection with these acquisitions.  However, additional financing may be required to fund future acquisitions.  Continued decreases in revenues and subscriber count may adversely affect the liquidity of the Company.

If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding.

The following are contractual cash obligations entered into by the Company through June 30, 2010, for the next five fiscal years ending June 30:

		Payments Due By Period
	Total	2011	2012	2013	2014	2015	Thereafter
Connectivity contracts	$960,520	$630,444	$330,076	$-	$-	$-	$-
Operating leases	1,246,344	473,923	371,146	268,061	95,213	29,201	8,800
Long-term debt	1,310,023	425,971	410,693	172,222	178,515	122,622	-
Capital leases	30,565	28,315	2,250	-	-	-	-
	$3,547,452	$1,558,653	$1,114,165	$440,283	$273,728	$151,823	$8,800

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

Revenue recognition

Income from providing internet related services is recognized when earned.  We charge a recurring subscription fee to our subscribers and recognize revenues when they are earned, which generally occurs as the service is provided.  The service subscriptions are generally for billed periods of monthly, quarterly, semiannually or annually, in advance.  Payments received in advance for subscriptions are deferred and recognized as the services are provided.  Installation and setup fees are billed at the time of installation and deferred over the estimated expected life of the customer.

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

The deferred tax asset as of June 30, 2010 of approximately $15 million is fully reserved due to continued tax losses since inception of the Company.  Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future.  The valuation allowance is based on our historical and estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, amortization for goodwill is no longer required but is subject to at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment model is a two-step process.  The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc. As of June 30, 2010, Management believes that the churn rates experienced in the past three months reflect a neutral or slightly increased value in the residual cash value for the remaining life of the intangible assets associated with these acquisitions.  Management believes that applying the churn rates on a go forward basis, the businesses are reasonably sustainable beyond the 48 months from June 30, 2010, and therefore no impairment losses were recorded for fiscal year 2010.

We are required periodically to review the estimated useful lives of our intangible assets. There was no change to the estimated useful lives of our intangible assets during fiscal 2010 or 2009 as a result of our review.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements of Internet America and subsidiaries are attached hereto as pages F-1 through F-20 and include our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows for each of the two years in the periods ended June 30, 2010 and 2009, and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, also performing the functions of the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer concluded that, as of June 30, 2010, the design and operation of these disclosure controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors.

NAME	AGE	POSITION	DIRECTOR SINCE/ CLASS OF DIRECTOR (1)

William E. (Billy) Ladin, Jr.	69	Chairman of the Board	January 2000 / (Class I)

Justin McClure	46	Director	April 2004 / (Class II)

Steven G. Mihaylo	66	Director	December 2007 / (Class III)

Ambassador John N. Palmer	75	Director	February 2005 / (Class I)

Troy LeMaile-Stovall	46	Director	April 2004 / (Class III)

 (1) Each director is elected for a term expiring at the Annual Meeting of Shareholders held in the third year after his election, or upon the election and qualification of his successor.  In the absence of an Annual Meeting of Shareholders, the terms of the directors whose terms were to expire in those years are extended for another year. At the next Annual Meeting of Shareholders, Class III directors will be elected.

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

Mr. Ladin, who serves as the sole executive officer of the Company, holds the positions of Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer.

Code of Ethics

The Company has adopted a general code of ethics that applies to all employees, including the Company’s Chief Executive Officer. The text of the code of ethics is posted on the Company’s website at http://www.internetamerica.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2010 except that the Form 4s required to be filed on September 16, 2009 reporting the receipt of Warrants by Mr. Mihaylo and Ambassador Palmer, and the Form 4s required to be filed on October 27, 2009 reporting the receipt of stock options by each of the directors, were not filed until September 21, 2010.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure, Stovall, and Mihaylo each of whom is independent, as defined by Rule 4200(a) (15) of the NASD’s listing standards. Mr. Stovall serves as a financial expert as defined in Item 401(h) (2) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Chief Executive Officer and the other most highly compensated executive officers who earned more than $100,000 during the 2010 fiscal year (the “Named Executive Officers”) for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	2010	$178,000	-	-	-	$178,000
Chairman of the Board,	2009	$200,000	-	-	-	$200,000
Chief Executive Officer and Acting Chief Financial Officer

Ross McAlpine	2010	$107,500	-	-	-	$107,500
Former President and Chief Operating Officer (1)	2009	$175,000	-	-	-	$175,000

 (1) Mr. McAlpine resigned from the Company effective January 29, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2010 held by the Named Executive Officers. Stock options for 50,000 shares were granted to Mr. Ladin in fiscal 2010 as director compensation. No options were exercised by any of the Named Executive Officers in fiscal 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	200,000	0	$0.50	03/30/2017
	25,000	25,000	$0.50	10/23/2019

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All other Compensation ($)	Total($)

William E. (Billy) Ladin, Jr.	$-	$2,500	$-	$2,500

Justin McClure	15,500	4,000	-	19,500

Steven G. Mihaylo	15,500	2,500	-	18,000

Ambassador John N. Palmer	15,000	2,500	-	17,500

Troy LeMaile-Stovall	16,000	4,000	-	20,000

 (1) Option award value is calculated using the Black Scholes pricing model with the following assumptions: option term until exercise of 4 years, volatility of 358%, risk-free interest rates of 2.46% and 2.41%, forfeiture rate of 8% and an expected dividend yield of zero.
(2) At June 30, 2010, the following directors owned options to purchase the number of shares of Company common stock indicated: Ladin – 250,000, McClure – 124,026, Mihaylo – 50,000, Palmer – 130,392, and LeMaile-Stovall – 124,026.

Directors are paid fees of $12,000 per annum for their service as members of the Board of Directors and additional fees of $250 per hour for their attendance at video meetings, or $1,000 for their attendance at an in-person meeting of the Board of Directors.  In addition members of the Audit Committee are paid $500 per attendance at meetings of the Audit Committee.

 Employment Contracts

There are no employment contracts with any of the Named Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 21, 2010 regarding the beneficial ownership of each class of voting securities of the Company held by (1) each person or group known by us to own beneficially 5% or more of a class of voting securities, (2) each director and Named Executive Officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them and the address for each is the corporate offices of the Company.

Name of Beneficial Owner/Positions	Title of Class	Amount and Nature of Beneficial Ownership		Percent Ownership

William E. (Billy) Ladin, Jr.	Common Stock	1,104,758	(1)	6.6%
Chairman of the Board,	Series A Preferred Stock	341,297		11.8%
Chief Executive Officer, Acting Chief Financial Officer and Director	Total	1,446,055		7.4%

Justin McClure	Common Stock	732,726	(2)	4.4%
Director	Series A Preferred Stock	853,242	(2)	29.5%
	Total	1,585,968		8.1%

Steven G. Mihaylo	Common Stock	4,222,461	(3)(4)	25.2%
Director	Series A Preferred Stock	500,000	(3)(4)	17.3%
	Total	4,722,461		24.0%

Ambassador John N. Palmer	Common Stock	1,156,187	(5)	6.9%
Director	Series A Preferred Stock	853,242	(5)	29.5%
	Total	2,009,429		10.2%

Troy LeMaile-Stovall	Common Stock	84,026	(6)	*
Director

Gulf South Capital, Inc.	Common Stock	76,667	(2)(5)	*
	Series A Preferred Stock	853,242	(2)(5)	29.5%
	Total	929,909		4.8%

Arnold Schumsky	Series A Preferred Stock	170,648		5.9%

Stuart Sternberg	Series A Preferred Stock	511,945		17.7%

George Sturgis	Common Stock	30,000		*
	Series A Preferred Stock	170,648		5.9%
	Total	200,648		1.0%

Yvette Sturgis	Series A Preferred Stock	170,648		5.9%

2003 Sanders Children’s Trust	Series A Preferred Stock	170,648		5.9%

Summit Growth Management, LLC	Series A Preferred Stock	500,000	(4)	17.3%

All directors and executive	Common Stock	6,340,258		36.3%
officers as a group (five persons)	Series A Preferred Stock	1,694,539		58.7%
	Total	8,034,797	(7)	39.5%

* Less than one percent.

(1)	Includes options to purchase 225,000 shares of Common Stock granted to Mr. Ladin which are exercisable at $.50 per share.

(2)
Includes options to purchase 84,026 shares of Common Stock granted to Mr. McClure which are exercisable at $.50 per share, 155,333 shares representing the proportionate interest in shares held by J.N. Palmer Family Partnership, in which Mr. McClure’s spouse has a 20% limited partner interest, 261,900 shares owned by Mr. McClure’s children and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth Capital, Inc. (“GulfSouth”), a private investment firm in which Mr. McClure serves as an officer. Mr. McClure disclaims beneficial ownership of the shares owned by his spouse, his children and GulfSouth.

(3)
Includes warrants to purchase 197,461 shares of Common Stock issued to Mr. Mihaylo which are redeemable at $0.38 per share and options to purchase 25,000 shares of Common Stock granted to Mr. Mihaylo which are exercisable at $.50 per share.

(4)
The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee, owns all the shares of Common Stock, and Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member, owns all the shares of Series A Preferred Stock of the Company.

(5)
Includes options to purchase 105,392 shares of Common Stock granted to Ambassador Palmer which are exercisable at $0.50 per share. Includes warrants to purchase 197,461 shares of Common Stock issued to Ambassador Palmer which are redeemable at $0.38 per share.  Includes 776,667 shares held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer owns a 40% limited partnership interest, and 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Ambassador Palmer serves as Chairman. Ambassador Palmer disclaims beneficial ownership of 466,000 of the shares owned by the J.N. Palmer Family Partnership and all of the shares owned by GulfSouth.

(6)	Includes options to purchase 84,026 shares of Common Stock granted to Mr. LeMaile-Stovall which are exercisable at $.50 per share.

(7)
Includes (i) options to purchase 523,444 shares of Common Stock that are currently exercisable, (ii) 776,667 shares held by J.N. Palmer Family Partnership, of which Ambassador Palmer disclaims beneficial ownership of 466,000 shares and Mr. McClure disclaims beneficial ownership of 155,333 shares, (iii) 76,667 shares of Common Stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, of which each of Mr. McClure and Ambassador Palmer disclaims beneficial ownership, (iv) 261,900 shares owned by Mr. McClure’s children and of which Mr. McClure disclaims ownership, (v) 4,000,000 shares of Common Stock owned by The Steven G. Mihaylo Trust, and 500,000 shares of Series A Preferred Stock by owned by Summit Growth Management, LLC., (vi) warrants to purchase 197,461 shares of Common Stock issued to Mr. Mihaylo and (vii) warrants to purchase 197,461 shares of Common Stock issued to Ambassador Palmer.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2010 concerning shares of Common Stock that are authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	838,444	$0.51	1,322,612

Equity compensation plans not approved by security holders (2)	394,922	0.38	-

Total	1,233,366		1,322,612

(1)	Consists of the Internet America 2007 Stock Option Plan. Options related to the 1998 Nonqualified Stock Option Plan and the 2004 Non-Employee Director Plan expired during fiscal 2010.
(2)	Consists of Warrants to purchase shares of common stock issued to two directors. See Item 13.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In the Company’s application for a grant from the Broadband Technology Opportunity Program under the ARRA filed in August 2009, the Company was required to identify a source of funding of a minimum of 20% of the project costs from non-federal sources. In order to meet that requirement, the Company asked Mr. Mihaylo and Ambassador Palmer, both directors of the Company, to furnish in the application documentation regarding the Company’s ability to obtain the minimum outside capital funding committed to the project through them. On September 14, 2009, the Company issued a Warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer in consideration for their furnishing that documentation. The Warrants vested immediately and are exercisable for a period of five years at $0.38 per share, which was comparable to the market value on the date of the issuance of the warrants. The fair value of the warrants was estimated on their grant date using the Black-Scholes pricing model.

There have been no other transactions since the beginning of the Company’s last fiscal year, nor is there any currently proposed transaction, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure, Mihaylo, Palmer and Stovall are independent directors, as defined by Rule 4200(a) (15) of the NASD’s listing standards. Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer and Acting Chief Financial Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

 The firm of Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $97,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2010, for the reviews of our financial statements included in our Forms 10-Q for that year and for the audit of subsidiary statements for the years ended December 31, 2009 and 2008.  PKF billed us $153,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2009 and for the reviews of our financial statements included in our Forms 10-Q for that year. We incurred no other fees to PKF for audit or other services in fiscal years 2010 and 2009.

Audit Related Fees

Included in “Audit Fees” above for the year ended December 31, 2009 is $7,500 billed for audit-related services in connection with the registration statement for the terminated merger with KeyOn. There were no other fees billed for audit-related services not disclosed in “Audit Fees” above.

Tax Fees

No tax fees were billed for services by the Company’s independent registered public accounting firm in fiscal years 2010 and 2009.

All Other Fees

No other fees were billed for services rendered by the Company’s independent registered public accounting firm for fiscal years 2010 and 2009.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

The Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee has given its approval for the provision of audit services by PKF for the fiscal year ending June 30, 2010. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this report.

(b)	Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Statement of Resolution of Series A Preferred Stock(2)
3.3	Statement of Resolution of Series A Preferred Stock(2)
3.4	Statement of Resolution of Series B Preferred Stock(2)
3.2	Bylaws, as amended (3)
4.1	Rights Agreement dated as of August 9, 2004, between Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (5)
4.3	Registration Rights Agreement dated as of October 17, 2007 (2)
4.4	Registration Rights Agreement between Internet America, Inc. and the Investor named therein dated as of December 10, 2007 (5)

4.5	Form of Warrant dated September 14, 2009. *

10.1	Internet America, Inc. 2007 Stock Option Plan (6)
21.1	List of subsidiaries (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.*
32	Section 1350 Certification of William E. Ladin, Jr.*

*Filed herewith

(1)	Incorporated by reference to exhibits 3.1 and 3.2 to Registration Statement on Form SB-2 as amended (file no. 333-59527) initially filed on July 21, 1998.
(2)	Incorporated by reference to exhibits 4.2 through 4.5 to Form 8-K filed on October 23, 2007 (file no. 0001144204-07-055892)
(3)
Incorporated by reference to exhibits 3.3 and 3.4 to Registration Statement on Form SB-2, as amended (file no. 333-59527) initially filed on July 21, 1998, and to exhibit 3.3 to Form 10-QSB filed on November 15, 1999.

(4)	Incorporated by reference to exhibit 1 to Registration Statement on Form 8-A (file no. 001-32273) filed on August 11, 2004.
(5)	Incorporated by reference to exhibits 4.2 and 4.3 to Form 8-K filed on December 11, 2007 (file no. 0001144204-07-066863)
(6)	Incorporated by reference to exhibit 10.2 to Form 8-K (file no. 0001144204-07-017487) filed on April 5, 2007.
(7)	Incorporated by reference to exhibit 21.1 to Form 10-KSB (file no. 0001144204-07-051533) filed September 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of September, 2010.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board,
William E. (Billy) Ladin, Jr.	Chief Executive Officer, Acting Chief Financial Officer and Acting Principal Accounting Officer	September 23, 2010

/s/ Troy LeMaile-Stovall
Troy LeMaile-Stovall	Director	September 23, 2010

/s/ Justin McClure
Justin McClure	Director	September 23, 2010

/s/ John Palmer
John Palmer	Director	September 23, 2010

/s/ Steven G. Mihaylo
Steven G. Mihaylo	Director	September 23, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years ended June 30, 2010 and 2009, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas
September 23, 2010

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,209,915	$2,421,264
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $4,438 and $6,824 as of June 30, 2010 and June 30, 2009, respectively	113,936	122,128
Inventory	274,954	255,534
Prepaid expenses and other current assets	411,510	542,606
Total current assets	2,016,747	3,347,964

Property and equipment—net	1,791,459	2,150,562
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	327,435	744,869
Other assets—net	37,879	53,318
TOTAL ASSETS	$6,586,647	$8,709,840

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$175,505	$298,903
Accrued liabilities	409,911	573,013
Deferred revenue	855,675	1,029,773
Current portion of long-term debt	425,971	613,746
Current portion of capital lease obligations	28,315	22,929
Total current liabilities	1,895,377	2,538,364

Long-term debt, net of current portion	884,052	664,772
Long-term capital lease obligations, net of current portion	2,250	30,565
Total liabilities	2,781,679	3,233,701

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding as of June 30, 2010 and June 30, 2009	28,891	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,558,914 and 16,857,031 issued and outstanding as of June 30, 2010 and June 30, 2009, respectively	165,590	168,571
Additional paid-in capital	62,989,094	63,676,806
Accumulated deficit	(59,377,806)	(58,398,129)
Total Internet America, Inc. shareholders' equity	3,805,769	5,476,139
Noncontrolling interest in subsidiary	(801)	-
Total shareholders' equity	3,804,968	5,476,139
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,586,647	$8,709,840

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009
REVENUES:
Internet services	$7,246,074	$7,580,901
Other	173,711	202,081
TOTAL REVENUES	7,419,785	7,782,982

OPERATING COSTS AND EXPENSES:
Connectivity and operations	4,930,240	5,303,779
Sales and marketing	309,743	300,821
General and administrative	2,130,800	2,656,954
Provision for (recovery of) bad debt expense	(2,386)	961
Depreciation and amortization	1,012,421	1,076,634
Impairment loss	-	1,120,000
Gain from restructuring of debt	(51,613)
TOTAL OPERATING COSTS AND EXPENSES	8,329,205	10,459,149

LOSS FROM OPERATIONS	(909,420)	(2,676,167)
INTEREST INCOME	10,495	36,851
INTEREST EXPENSE	(81,553)	(85,965)

NET LOSS	$(980,478)	$(2,725,281)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(801)	(5,696)
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(979,677)	$(2,719,585)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.06)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,580,966	16,857,031

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity
BALANCE, JUNE 30, 2008	2,889,076	$28,891	16,857,031	168,571	$63,588,884	$(55,678,544)	$5,696	$8,113,498
Stock compensation expense	-	-	-	-	87,922	-	-	87,922
Net loss	-	-	-	-	-	(2,719,585)	(5,696)	(2,725,281)
BALANCE, JUNE 30, 2009	2,889,076	$28,891	16,857,031	$168,571	$63,676,806	$(58,398,129)	$-	$5,476,139

Tendered shares in exchange for note	-	-	(298,117)	(2,981)	(742,962)	-	-	(745,943)
Stock compensation expense	-	-	-	-	55,250	-	-	55,250

Net loss	-	-	-	-	-	(979,677)	(801)	(980,478)
BALANCE, JUNE 30, 2010	2,889,076	$28,891	16,558,914	$165,590	$62,989,094	$(59,377,806)	$(801)	$3,804,968

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(980,478)	$(2,725,281)
Adjustments to reconcile net los to net cash used in operating activities:
Depreciation and amortization	1,012,421	1,076,634
Impairment loss	-	1,120,000
Loss on disposal of fixed assets	31,768	47,939
Provision for (recovery of) bad debt expense	(2,386)	961
Non-cash stock compensation expense	55,250	87,922
Gain from restructuring of debt	(51,613)	-
Changes in operating assets and liabilities:
Accounts receivable	10,578	47,142
Inventory	(19,420)	29,876
Prepaid expenses and other current assets	131,096	68,259
Other assets	15,439	(15,231)
Accounts payable and accrued liabilities	(286,500)	13,673
Deferred revenue	(174,098)	(242,128)
Net cash used in operating activities	(257,943)	(490,234)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(334,701)	(414,909)
Proceeds from sale of property and equipment	6,880	10,934
Net cash used in investing activities	(327,821)	(403,975)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(602,656)	(596,207)
Principal payments of capital leases	(22,929)	-
Net cash used in financing activities	(625,585)	(596,207)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,211,349)	(1,490,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,421,264	3,911,680
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,209,915	$2,421,264

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended June 30,
	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$83,573	$91,149
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt extinguished for breach of acquisition contract	$-	$90,670
Property and equipment purchased under capital lease	$-	$67,207
Cancellation of common stock shares for long term debt in connection with acquisition	$745,943	$-

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010 and 2009

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation — Internet America, Inc. is an Internet service provider ("ISP") in the southwestern United States. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers.

The Company experienced an operating loss for the fiscal year ended June 30, 2010 and has experienced continued declines in subscribers since fiscal 2002.  The Company’s operations are subject to certain risks and uncertainties, including that the rural customer base will not increase at the expected rate; the difficulty of identifying and acquiring wireless Internet customers and infrastructure on attractive terms and of integrating those acquisitions into its operations; the availability of needed financing; competition with existing or new competitors; changes in industry pricing or technological developments impacting the Internet; dependence on network infrastructure, telecommunications providers and other vendors; service interruptions or impediments; and the inability to hire and retain qualified personnel. The stock price has been volatile historically and may continue to be volatile.  There can be no assurance that the Company will be successful in achieving profitability and positive cash flow in the future.

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

During the year ended June 30, 2010, the Company recorded net bad debt recoveries totaling approximately $2,000.  For the year end June 30, 2009 the Company recorded net bad debt expenses of approximately $1,000. The charges were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectible were disconnected, and collection efforts were continued on such accounts.

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

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line or the double declining method over the estimated useful lives of the assets, ranging from three to fifteen years.

Goodwill — Goodwill is the excess acquisition costs of a business over the fair value of the identifiable net assets acquired.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, goodwill is no longer amortized but is subject to annual impairment tests. Other identifiable assets with definite lives continue to be amortized over their useful lives. Accordingly, the Company reviews goodwill for impairment annually and/or if events or changes in circumstances indicate the carrying value of goodwill may have been impaired.  The Company reviews intangible assets with definite lives for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

The goodwill impairment model is a two-step process.  The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2010 and 2009, the Company recorded impairment losses of $0 and $1,120,000, respectively, related to potential reduction in future cash flows as subscriber decline continues.

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

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with the FASB guidance on impairment or disposal of long-lived assets.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value.   The Company has concluded that no impairment occurred in the years ended June 30, 2010 or 2009.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with FASB guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

The fair value of each option granted during the year ended June 30, 2010 is estimated using the Black-Scholes pricing model with the following assumptions: option term until exercise of 4 years, volatility of 358%, risk-free interest rates of 2.46% and 2.41%, forfeiture rate of 8% and an expected dividend yield of zero.  The expected term of options represents the period of time that options granted are expected to be outstanding.   Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U.S. Treasury yield.  After applying discounts based on the average stock price, the trading volume, and recent volatility, the Company valued the options granted during 2010 at $0.05 per share.

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

As of June 30, 2010, the total compensation costs related to non-vested awards not yet recognized is approximately $3,000.  The period over which this cost will be recognized is approximately 2 years.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred.  Advertising expenses for the years ended June 30, 2010 and 2009 were approximately $71,000 and $65,000, respectively.  The Company focuses primarily on a direct mail form of advertising.

Income Taxes — Deferred tax assets and liabilities are determined using the asset and liability method in accordance with the FASB guidance on income taxes. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

On July 1, 2007, the Company adopted the FASB guidance on accounting for uncertainty in income taxes, and as a result management assessed its various income tax positions, and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2006, 2007, 2008 and 2009 tax years remain subject to examination by various federal and state tax jurisdictions.

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflect the potential dilution that could occur upon exercise or conversion of these instruments.

During the years ended June 30, 2010 and 2009, no options were included in the computation of diluted earnings per share because the options were not “in the money” based on the average market price for the years then ended.

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

  Reclassifications — No reclassifications have been made to the 2010 or 2009 financial statements.

Comprehensive Income — The Company has no components of other comprehensive income such that comprehensive income is the same as net income for the years ended June 30, 2010 and 2009.

New accounting standards —

In June 2009, the FASB established the Accounting Standards Codification as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The adoption of this guidance, while it impacts the way the Company refers to accounting pronouncements in its disclosures, does not have an effect on its consolidated financial statements.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on July 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on July 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest.  Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the non-controlling interest is required.  This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on July 1, 2009, and except for the revised financial statement presentation of non-controlling interests, it had no material impact on the Company’s consolidated financial statements.

2. TeleShare Communications Services, Inc.

On July 27, 2007, Internet America acquired substantially all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark Ocker and Cynthia Ocker for $1,850,000, payable in shares of Company common stock and a note, and subject to certain adjustments 90 days after closing. TeleShare, based in Crosby, Texas, serves approximately 1,500 wireless broadband Internet service customers and provides telex messaging services. On October 25, 2007, the final adjustments to the TeleShare acquisition were determined, and the Company issued a note for approximately $864,000 and 298,117 shares of common stock to the former owners of TeleShare. On July 27, 2009, pursuant to the terms of the agreement, the former owners of TeleShare elected to tender the 298,117 shares of common stock in exchange for a promissory note in the amount of $745,943. During the quarter ended March 31, 2010 amendments to the promissory note resulted in the Company recognizing a gain from restructuring debt of $51,613.

TeleShare had a loan commitment under a program administered by the RUS under which Internet America assumed a loan commitment of approximately $4 million with approximately $3 million still available for providing financial assistance for the expansion of broadband services in rural areas.

3. Property and Equipment
As of June 30, 2010 and 2009 property and equipment consist of:

	June 30,
	2010	2009
Land	$30,000	$30,000

Infrastructure in progress	$13,520	$96,610

Depreciable assets:
Data communications and office equipment	$3,084,978	$2,726,464
Computer software	790,995	781,230
Furniture and fixtures	58,370	58,007

Leasehold improvements	28,312	27,512
Building	20,450	20,450
	3,983,105	3,613,663
Less accumulated depreciation and amortization	(2,235,166)	(1,589,711)
	$1,747,939	$2,023,952

Total property and equipment, net	$1,791,459	$2,150,562

The Company owns land in Victoria, Texas; this property includes an office for Southwest Texas operations and a tower used in our wireless network.  Infrastructure in progress relates to wireless equipment which was purchased by the Company for near future improvement and upgrades to its existing wireless networks.  The equipment will be included in data communications equipment and depreciated when placed in service.  Included in property and equipment at June 30, 2010 and 2009 is approximately $35,000 and $67,000, respectively, of property and equipment held under capital lease.

Depreciation expense charged to operations was approximately $655,000 and $602,000 for the years ended June 30, 2010 and 2009, respectively.

4.  Goodwill, Subscriber Acquisition Costs and Other Assets

As described in Note 1, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. Accordingly, during the years ended June 30, 2010 and 2009, the Company recorded impairment losses of $0 and $1,120,000, respectively. The 2009 impairment losses related to potential reduction in future cash flows as subscriber decline continued during 2009 from the acquisitions of NeoSoft and PDQ.Net

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The Company did not record increases in goodwill during the years ended June 30, 2010 or 2009.

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers.  Total subscriber acquisition costs, net of accumulated amortization, were approximately $327,000 and $745,000 for the years ended June 30, 2010 and 2009, respectively. Amortization expense for the years ended June 30, 2010 and 2009 was approximately $357,000 and $475,000, respectively.  Subscriber acquisition costs related to the NeoSoft and PDQ acquisitions were fully amortized as of June 30, 2002. As of June 30, 2010, expected amortization expense for the fiscal years ended is as follows:

2011	$323,000
2012	4,000
Total expected amortization expense	$327,000

Other assets consist of deposits on leaseholds and services.

5.  Accrued Liabilities

As of June 30, 2010 and 2009, accrued liabilities consists of:

	June 30,
	2010	2009
Property, franchise and sales tax expenses	$140,647	$192,191
Employee wages and benefits	144,558	205,004
Professional fees	84,895	95,965
Investor relations and communication fees	31,000	64,642
Other	8,811	15,211
	$409,911	$573,013

6. Long-Term Debt

As of June 30, 2010 and 2009, long-term debt consists of:

	June 30,	June 30,
	2010	2009
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $234)	$7,517	$36,211
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $601)	12,886	23,106
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $13)	2,054	14,025
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $4,407)	45,701	65,656
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $10)	1,808	22,757
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $8)	1,401	17,637
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	219,162	452,548
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $45,931)	580,661	-
Loan and Security Agreement with U.S. Department of Agriculture Rural Utilities Service	438,833	646,578
	1,310,023	1,278,518
Less current portion	(425,971)	(613,746)
Total long-term debt, net of current portion	$884,052	$664,772

As of June 30, 2010, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $494,000. The prime rate at June 30, 2010 was 3.25%. The direct cost of money rate applied to the RUS loan on the date of borrowing is equal to the cost of borrowing of the Department of Treasury for 7 year obligations.  At June 30, 2010, the direct cost of money rate on borrowings year to date averaged 4.4%.

The following is a schedule by fiscal years of the principal payments under these agreements as of June 30, 2010.

2011	$425,971
2012	410,693
2013	172,222
2014	178,515
2015	122,622
Total principal payments	$1,310,023

7.    Capital Lease Obligations

        The Company leases certain wireless equipment under leases with bargain purchase options. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments at year ended June 30, 2010:

2011	$32,144
2012	2,584
Total minimum lease payments	34,728
Less amounts representing interest	(4,163)
Present value of minimum capitalized payments	30,565
Less current portion	(28,315)
Long-term capitalized lease obligations	$2,250

8.  Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors.  The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense under these leases was approximately $629,000 and $619,000 for the years ended June 30, 2010 and 2009, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts at June 30, 2010 are listed below.

	2011	2012	2013	2014	2015	Thereafter	Total
Connectivity contracts	$630,000	$330,000	$-	$-	$-	$-	$960,000
Operating leases	474,000	371,000	268,000	95,000	29,000	9,000	1,246,000
	$1,104,000	$701,000	$268,000	$95,000	$29,000	$9,000	$2,206,000

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

9. Shareholders' Equity

Earnings Per Share — There were no “in the money” options as of June 30, 2010 or June 30, 2009.

Series A Preferred Stock — The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of Company common stock.  The  Series A Preferred  Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared.  The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock.  Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly. Cumulative dividends in arrears were approximately $515,000 at June 30, 2010. The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the Common Stock, and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. In connection with the October Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to grant “piggyback” registration rights to the Purchasers.

Common Stock — The Company has authorized 40,000,000 shares of $0.01 par value common stock.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which initially provided for the issuance of a maximum of 200,000 shares of common stock and was initially approved by the Company’s shareholders on November 4, 1999.  In fiscal 2002, the Board of Directors approved an amendment including the reservation of an additional 500,000 shares for issuance under the Purchase Plan, which amendment was approved by the shareholders on November 11, 2002.  Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date.  During April 2006, the Company temporarily suspended future purchases in the Purchase Plan due to lack of employee participation.  There were no shares purchased by employees under this plan during the years ended June 30, 2010 and 2009.  At June 30, 2010, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plans — On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares may be granted as incentive and nonqualified stock options to employees, executives and directors.  As of June 30, 2010, there are no options outstanding or available to be issued under any of the Company’s previous stock plans. Options to purchase the following number of shares are outstanding to the category of persons indicated as of June 30, 2010: an aggregate of 428,444 shares to non-officer directors, 250,000 shares to executive officers and 160,000 shares to non-executive employees.  These options are exercisable at prices ranging from $0.50 to $1.00 per share of common stock.

A summary of the status of the Company's stock options as of June 30, 2010 and 2009 and changes during the years ended on those dates is presented below:

	June 30, 2010		June 30, 2009
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,637,000	0.98	1,259,500	0.92
Granted	335,000	0.50	500,000	1.00
Exercised	-	-	-	-
Forfeited	(1,133,556)	1.19	(122,500)	0.50
Outstanding at end of period	838,444	0.51	1,637,000	0.98
Options exercisable at year end	600,319	0.50	753,639	1.08

The following table summarizes information about stock options outstanding at June 30, 2010:

	Number Outstanding	Weighted-Average Remaining Contractual	Number Exercisable
Exercise Price	at 6/30/10	Life as of 6/30/10 (Years)	at 6/30/10
$0.50	828,444	7.71	595,319
1.00	10,000	7.64	5,000
	838,444		600,319

Warrants — As of June 30, 2010, the Company has 394,922 warrants issued and outstanding. See Note 12.

10.  Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2010 and 2009 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2010 and 2009 consist of:

	June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$12,261,000	$11,810,000
Intangible assets	2,169,000	2,419,000
Allowance for doubtful accounts	2,000	2,000
Impairment loss	128,000	109,000
Other	172,000	179,000
Total deferred tax assets	14,732,000	14,519,000
Deferred tax liabilities:
Other	-	-
Total deferred tax liability	-	-
Total net deferred tax	14,732,000	14,519,000
Valuation allowance	(14,732,000)	(14,519,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.  During the year ended June 30, 2010, the valuation allowance increased by approximately $213,000.

At June 30, 2010, the Company has net operating loss carryforwards of approximately $36 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2031 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009

Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	0%	0%

11.   Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting age requirements. The Company made no discretionary contributions to the Plan through June 30, 2010.

12.   Related Party Transactions

The following table shows amounts paid to the four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the years ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Troy LeMaile Stovall	$16,000	$16,676
Justin McClure	15,500	15,750
John Palmer	15,000	16,323
Steven Mihaylo	15,500	16,893
Cynthia Ocker	132,855	165,298
	$194,855	$230,940

On September 14, 2009, Internet America issued a Warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer, both directors of the Company. The Warrants vested immediately and are exercisable at $0.38 per share for 5 years. The fair value of the warrants was estimated on their grant date using the Black-Scholes pricing model.

On October 23, 2009 Internet America issued options to purchase 50,000 shares of Internet America stock exercisable at $.50 per share to each of the directors. On October 27, 2009, Internet America issued options to purchase 30,000 shares of Internet America common stock exercisable at $.50 per share to Messrs. LeMaile-Stovall and McClure, both directors of the Company.

EXHIBIT INDEX

Exhibit	Description
4.5	Form of Warrant dated September 14, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr
32	Section 1350 Certification of William E. Ladin, Jr.