Form 10-Q
period 2010-09-30
INTERNET AMERICA INC
filed 2010-11-15
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Yes ☐               No ☒

As of November 12, 2010, registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,334,687	$1,209,915
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $3,636 and $4,438 as of September 30, 2010 and June 30, 2010, respectively	61,043	113,936
Inventory	264,867	274,954
Prepaid expenses and other current assets	354,465	411,510
Total current assets	2,021,494	2,016,747

Property and equipment—net	1,684,749	1,791,459
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	245,665	327,435
Other assets—net	33,832	37,879
TOTAL ASSETS	$6,398,867	$6,586,647

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$208,282	$175,505
Accrued liabilities	311,711	409,911
Deferred revenue	823,793	855,675
Current portion of long-term debt	417,751	425,971
Current portion of capital lease obligations	23,997	28,315
Total current liabilities	1,785,534	1,895,377

Long-term debt, net of current portion	781,145	884,052
Long-term capital lease obligations, net of current portion	-	2,250
Total liabilities	2,566,679	2,781,679

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,889,076 issued and outstanding as of September 30, 2010 and June 30, 2010	28,891	28,891
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,558,914 issued and outstanding as of September 30, 2010 and June 30, 2010	165,590	165,590
Additional paid-in capital	62,990,447	62,989,094
Accumulated deficit	(59,352,740)	(59,377,806)
Total Internet America, Inc. shareholders' equity	3,832,188	3,805,769
Noncontrolling interest in subsidiary	-	(801)
Total shareholders' equity	3,832,188	3,804,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,398,867	$6,586,647

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
REVENUES:
Internet services	$1,778,776	$1,798,417
Other	-	38,406
TOTAL REVENUES	1,778,776	1,836,823

OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,094,954	1,319,621
Sales and marketing	55,812	78,459
General and administrative	314,663	700,684

Recovery of bad debt	(802)	(2,658)
Depreciation and amortization	248,975	247,421
Loss on transfer of assets	26,004	-
TOTAL OPERATING COSTS AND EXPENSES	1,739,606	2,343,527

INCOME (LOSS) FROM OPERATIONS	39,170	(506,704)

INTEREST INCOME	(1,660)	(3,996)
INTEREST EXPENSE	15,764	19,326

NET INCOME (LOSS)	$25,066	$(522,034)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$-	$(356)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$25,066	$(521,678)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.00	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,558,914	16,646,405
DILUTED	19,447,990	16,646,405

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$25,066	$(521,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncontrolling interest	-	(356)
Depreciation and amortization	248,975	247,421
Loss on transfer of assets	26,004	-
Loss on disposal of fixed assets	-	11,935
Recovery of bad debt	(802)	(2,658)
Non-cash stock compensation expense	1,353	20,893
Changes in operating assets and liabilities:
Accounts receivable	19,562	36,706
Inventory	10,087	(12,064)
Prepaid expenses and other current assets	57,044	39,107
Other assets	4,047	1,058
Accounts payable and accrued liabilities	(56,493)	(128,451)
Deferred revenue	(31,882)	(63,680)
Net cash provided by (used in) operating activities	302,961	(371,767)
INVESTING ACTIVITIES:
Purchases of property and equipment	(60,495)	(139,835)
Net cash used in investing activities	(60,495)	(139,835)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(111,126)	(147,834)
Principal payments of capital leases	(6,568)	(5,266)
Net cash used in financing activities	(117,694)	(153,100)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,772	(664,702)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,209,915	2,421,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,334,687	$1,756,562
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,786	$19,076
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock shares for long term debt in
connection with acquisition	$-	$745,943

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission.  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America”) for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010.

2.	Liquidity

The Company is subject to risks including the risks associated with its recurring losses and negative cash flow, among others. Although the Company recognized net income and positive cash flows from operations during the three months ended September 30, 2010, the Company is dependent on continuing to reverse the trend of declining revenues and/or expense reductions to provide financing to support its operations and for any capital expenditures. If efforts to increase operating profits do not continue to be successful or other negative factors arise, this could adversely affect future profits and the Company’s ability to achieve intended business objectives.

3.	Basic and Diluted Net Loss Per Share

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2010 and 2009.  During the three months ended September 30, 2010 and 2009, options to purchase 1,028,444 and 753,639 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), respectively, and warrants to acquire 394,922 and 394,922 shares of Common Stock, respectively, were not included in the computation of diluted EPS because the options and warrants were not “in the money” during the three months ended September 30, 2010 and 2009, respectively.  There were no options or warrants exercised to purchase shares of Common Stock during the three months ended September 30, 2010 or 2009.

For the three months ended September 30, 2010, 2,889,076 shares of common stock equivalents have been added to the diluted weighted average common shares outstanding assuming the 2,889,076 shares of Preferred Stock were converted into shares of Common Stock as of July 1, 2010.

4.	Useof Estimates

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired.  During the year ended June 30, 2010, the Company recorded no impairment of goodwill related to potential reduction in future cash flows. The Company also concluded that no impairment of goodwill occurred during the quarter ended September 30, 2010.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled $245,665 and $327,435, as of September 30, 2010 and June 30, 2010, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers.  Amortization expense for the three months ended September 30, 2010 and 2009 was $81,770 and $96,298, respectively.  As of September 30, 2010, amortization expense for the fiscal years ended June 30, 2011 and 2012 is expected to be approximately $323,000 and $4,000, respectively.

6.	Long-Term Debt

    As of September 30, 2010 and June 30, 2010, long term debt consisted of:

	September 30,	June 30,
	2010	2010
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $0 and $234, respectively)	$-	$7,517
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $343 and $601, respectively)	12,886	12,886
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 2008 with interest imputed at 5% (net of unamortized discount of $0 and $13, respectively)	-	2,054
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $3,418 and $4,407, respectively)	40,427	45,701
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $0 and $10, respectively)	-	1,808
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $0 and $8, respectively)	-	1,401
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest 4.5%	208,549	219,162
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $41,291 and $45,931, respectively)	551,733	580,661
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	385,301	438,833
	1,198,896	1,310,023
Less current portion	(417,751)	(425,971)
Total long-term debt, less current portion	$781,145	$884,052

As of September 30, 2010, the Company’s long-term debt which is secured by certain inventory and equipment and certificates of deposit totaled approximately $426,000.

7.	Noncontrolling Interest and Transfer of Assets

During July 2009, Mark and Cynthia Ocker (the “Owners”) surrendered 298,119 escrowed shares of Common Stock in exchange for a promissory note issued by the Company (the “Exchange Note”).  In March 2010, the Company modified the terms of the Exchange Note and the original promissory note issued to the Owners in connection with the Company’s acquisition of TeleShare.  In consideration for such note modifications, the Company granted the Owners an option to exchange their noncontrolling interest in TeleShare, then a majority owned subsidiary of the Company, for certain assets and customer lists owned by TeleShare.

During July 2010, the Owners exercised this option and exchanged their noncontrolling interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203. The Company recognized a loss of $26,004 on the transfer of these assets.  As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company.  The surrender of the noncontrolling interest resulted in an increase to additional paid in capital and elimination of the noncontrolling interest.

8.  Stock Options

On September 7, 2010, the Company granted to certain employees of the Company a total of 190,000 stock options to purchase shares of Common Stock at an exercise price of $.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  The Company valued these options at $0.05 per stock option.  As of September 30, 2010, 971,556 stock options were available for future issuance under the Company’s current stock option plan.

9.	Income Taxes

During the three months ended September 30, 2010 and 2009, the Company generated income (loss) of $25,066 and ($521,678), respectively.  No provision for income taxes has been recorded for the three months ended September 30, 2010 and 2009 as the Company has net operating losses generated in the current and prior periods.  As of September 30, 2010, the Company continues to maintain a full valuation allowance for its net deferred tax assets.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

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

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three months ended September 30, 2010 and 2009:
	Three Months Ended
	September 30,
	2010	2009
Troy LeMaile-Stovall	$4,375	$3,750
Justin McClure	4,375	3,750
John Palmer	3,375	4,250
Steven Mihaylo	3,875	4,250
Cynthia Ocker	5,090	35,241
	$21,090	$51,241

On September 14, 2009, Internet America issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer, both directors of the Company. The warrants are exercisable at $0.38 per share and expire five years after the date of grant.

On October 23, 2009 Internet America issued options to purchase 50,000 shares of Common Stock exercisable at $.50 per share to each of the Company’s directors. In addition, on October 27, 2009, Internet America issued options to purchase 30,000 shares of Common Stock exercisable at $.50 per share to Messrs. LeMaile-Stovall and McClure, both directors of the Company.   All of these options expire ten years after the date of grant.

11.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

12.	Subsequent Events

On October 6, 2010, a holder of the Company’s Series A preferred stock, par value $0.01 per share (“Preferred Stock”), elected to convert 170,648 shares of Preferred Stock, with a book value of $100,000, into 170,648 shares of the Common Stock.

On October 18, 2010, the Company received notice that its lease on 9 of its current 238 towers will be terminated effective January 13, 2011.  While the Company believes that it has various other towers potentially available to service its customers, no assurance can be given that such will be the case.  Should the Company be unable to replace all or at least some of these 9 towers, it could possibly interrupt service and therefore jeopardize up to $33,000 per month in gross revenues from the customers serviced from these towers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

Internet America is an Internet service provider (“ISP”) that is focused on providing wireless high-speed broadband Internet in rural markets, and presently serves approximately 8,100 wireless broadband Internet subscribers and 25,500 total subscribers in Texas as of September 30, 2010. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all revenues from Internet access services and related fees. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our customers migrating to high-speed providers in metropolitan areas.

Because of our efforts to improve the quality and efficiency of our operations over the last few years, we believe that we are well positioned today to withstand the economic slowdown and/or to capitalize on growth possibilities through internal growth and potential acquisitions. We believe that we have sufficient capital resources and cash on hand to withstand either a short or prolonged economic downturn.  While we expect to see continuing earnings in the near term, we have now turned our major focus to increasing revenues through internal growth of wireless operations, commercial services, and possible acquisitions, although not at the expense of continued positive adjusted EBITDA.  During calendar 2010, we have experienced slower residential rural customer increases and we have seen a modest increase in cancellations.  We believe that this is primarily a result of economic uncertainty.  We are moving cautiously on acquisition opportunities in order to be comfortable that any acquisitions that we make will be accretive and cash flow positive in this uncertain environment.

Statement of Operations

Internet services revenue is derived from dial-up Internet access, including analog and ISDN access, DSL access, dedicated connectivity, wireless access, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.   In addition to miscellaneous revenue, other revenue includes telex messaging service revenues.  However, effective July 1, 2010, the telex messaging business was transferred to the former TeleShare owners.

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

 Depreciation expense is computed using the straight-line or double declining method over the estimated useful lives of the assets or the capital lease term, as appropriate.  Data communications equipment, computers, data servers and office equipment are depreciated over five years. We depreciate furniture, fixtures and leasehold improvements over five years or the lease term.  Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth certain unaudited financial data for the three months ended September 30, 2010 and 2009.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).
	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,779	100.0%	$1,798	98.0%
Other	-	0.0%	38	2.0%
TOTAL REVENUES	1,779	100.0%	1,836	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,095	61.6%	1,320	71.9%
Sales and marketing	56	3.1%	78	4.2%
General and administrative	315	17.7%	701	38.2%
Recovery of bad debt expense	(1)	(0.1)%	(3)	(0.2)%
Depreciation and amortization	249	14.0%	247	13.5%
Loss from transfer of assets	26	1.5%	-	0.0%
TOTAL OPERATING COSTS AND EXPENSES	1,740	97.8%	2,343	127.6%
OPERATING INCOME (LOSS)	39	2.2%	(507)	(27.6)%
INTEREST INCOME	(2)	(0.1)%	(4)	(0.2)%
INTEREST EXPENSE	16	0.9%	19	(1.1)%
NET INCOME (LOSS)	$25	1.4%	$(522)	(28.5)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$-	0.0%	$-	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$25	1.4%	$(522)	(28.5)%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.00		$(0.03)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,558,914		16,646,405
DILUTED	19,447,990		16,646,405
OTHER DATA:
Subscribers at end of period (1)	25,500		26,400
Adjusted EBITDA(loss)(2)	$315		$(239)
Adjusted EBITDA margin(3)	17.8%		(13.0)%
CASH FLOW DATA:
Cash flow provided by (used in) operations	$303		$(372)
Cash flow used in investing activities	$(60)		$(140)
Cash flow used in financing activities	$(118)		$(153)
Reconciliation of net income (loss) to Adjusted EBITDA (loss):
Net Income (loss)	$25		$(522)
Add:
Depreciation and amortization	249		247
Stock compensation	1		21
Interest expense	16		19
Loss from transfer of assets	26		-
Less: Interest income	(2)		(4)
Adjusted EBITDA (loss)(2)	$315		$(239)

 (1)  A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)   Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization , stock based compensation and transfer of assets, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)   Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $57,000, or 3.1%, to $1,779,000 for the three months ended September 30, 2010, from $1,836,000 for the three months ended September 30, 2009.  The Company’s total subscriber count decreased by 900, or 3.4%, to 25,500 as of September 30, 2010 compared to 26,400 as of September 30, 2009.  The Company’s wireless broadband Internet subscriber count remained unchanged at 8,100 as of September 30, 2010. Wireless broadband Internet revenue increased by $102,000 to $1,218,000 as of September 30, 2010 compared to $1,116,000 as of September 30, 2009. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services during the quarter ended September 30, 2010. Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $121,000. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.  Effective July 1, 2010, Internet America transferred its messaging business assets to Cynthia and Mark Ocker and management believes that the loss of the messaging revenue, which totaled $38,000 during the three months ended September 30, 2009, will not have a significant impact on the operations of the Company.

Connectivity and operations. Connectivity and operations expense decreased by $225,000, or 17.0%, to $1,095,000 for the three months ended September 30, 2010, from $1,320,000 for the three months ended September 30, 2009.  Salaries, wages and related personnel expense decreased by approximately $94,000 to $520,000 as of September 30, 2009 compared to $614,000 as of September 30, 2009 which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Expensed assets decreased by $67,000 to $81,000 as of September 30, 2010 compared to $148,000 as of September 30, 2009 due to a decrease in supplies, installation costs and repairs.   Data and telecommunications expense decreased by $33,000 to $337,000 as of September 30, 2010 compared to $370,000 as of September 30, 2009 due to our renegotiating more favorable terms with telecommunications service providers.  Other expenses decreased by $33,000 due to a one time conversion cost related to transfer email services to a hosted outsource service provider in the quarter ended September 30, 2009.   The remaining decrease in connectivity and operating expense primarily relates to a decrease in merchant fees of $1,000.   The decreases in previously discussed expenses were offset slightly by an increase in tower leases costs of $3,000 to $118,000 as of September 30, 2010 compared to $115,000 as of September 30, 2009.

Sales and marketing. Sales and marketing expense decreased by $22,000, or 28.2%, to $56,000 for the three months ended September 30, 2010, compared to $78,000 for the three months ended September 30, 2009.  Salaries, wages and related personnel costs decreased by approximately $13,000 to $44,000 as of September 30, 2010 compared to $57,000 as of September 30, 2009 which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Advertising expense decreased by $9,000 to $6,000 as of September 30, 2010 compared to $15,000 as of September 30, 2009 due to the Company lessening its focusing on direct advertising in all improved or enhanced network areas.

General and administrative.  General and administrative expense decreased by $386,000, or 55.0%, to $315,000 for the three months ended September 30, 2010, from $701,000 for the three months ended September 30, 2009.  Personnel costs decreased by $153,000 to $75,000 for September 30, 2010 compared to $228,000 as of September 30, 2009, due to a reduction in the number of employees, including consolidation of the roles and functions of the COO, CFO and the Vice President of Marketing and Sales.  The decrease is also primarily due to non-recurring expenses totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations in fiscal quarter of 2010.  Other general and administrative costs decreased by $39,000 to $45,000 as of September 30, 2010 compared to $84,000 as of September 30, 2009.  Professional fees decreased by $27,000 as of September 30, 2010 to $60,000 compared to $87,000 in September 30, 2009 primarily due to the disposal of the telex messaging services business.  Stock compensation expense and directors’ fees decreased by $20,000 to $17,000 as of September 30, 2010 due to the continued vesting of stock options and termination of employment of some grantees.  Facilities costs decreased by $17,000 as of September 30, 2010, to $49,000 at September 30, 2010 from $66,000 at September 30, 2009, due to the renegotiation of our phone system lease contract and the closing of storage facilities.  Telecommunications expense decreased by $9,000 to $46,000 as of September 30, 2010 from $55,000 as of September 30, 2009, due to cancelling the Company’s cell phone plan and providing a monthly allowance to our employees.  Travel expenses decreased by $3,000 to $1,000 as of September 30, 2010 compared to $4,000 as of September 30, 2009.

         The above decreases were offset slightly by the increase in our insurance expense by $2,000 to $22,000 as of September 30, 2010 compared to $20,000 as of September 30, 2009.

Provision for bad debt expense (recovery).  Net recovery of bad debt expense decreased by $2,000 to a $1,000 recovery for the three months ended September 30, 2010, from a $3,000 recovery for the three months ended September 30, 2009. As of September 30, 2010, the Company is fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization increased by $2,000, or 0.8%, to $249,000 for the three months ended September 30, 2010, from $247,000 for the three months ended September 30, 2009.  This increase is due to a $16,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure offset by a $14,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized.

Loss from transfer of assets.  During July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Interest (expense) income, net. Interest expense decreased by $3,000 or 15.8% to $16,000 from $19,000 for the three months ended September 30, 2010 and 2009, which is related to acquisition debt and the RUS loan outstanding.  Interest income decreased by $2,000, or 50.0%, to $2,000 due to changes in cash on hand and declining interest rates.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  For the three months ended September 30, 2010, cash provided by operations was $303,000 compared to cash used in operations of $372,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, net income plus non-cash items contributed cash of $301,000.  Material decreases in accounts payable and accrued expenses and deferred revenue were offset by decreases in accounts receivable, inventory, prepaid expenses and other assets. For the three months ended September 30, 2009, net loss plus non-cash items used $244,000 in cash which was then used primarily for purchases of inventory, payments of accounts payable and accrued expenses and a decrease in deferred revenue.

Cash used in investing activities totaled $60,000 for the three months ended September 30, 2010, which relates primarily to the improvements in existing wireless broadband Internet infrastructure. Cash used in investing activities totaled $140,000 for the three months ended September 30, 2009, which relates primarily to the improvements in existing wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $118,000 for the three months ended September 30, 2010, consisted of principal payments on long term debt including notes related to acquisitions, the RUS loan and capital leases.  Cash used in financing activities, which totaled $153,000 for the three months ended September 30, 2009, consisted of principal payments on long term-debt and capital leases.

Cash on hand increased by $125,000 during the quarter ended September 30, 2010.  At September 30, 2010, cash on hand was $1,335,000 compared to $1,210,000 at June 30, 2010.  Anticipated cash flow from operations in the near future is expected to be sufficient to meet our working capital needs in fiscal 2011 for continuing operations.

However, in the near term the Company will continue to reduce certain discretionary spending to provide financing to support its operations and for any capital expenditure in both existing and new markets. Management believes that the Company will be able to meet the service obligations related to the deferral of revenue. Decreases in revenues and subscriber count may adversely affect the liquidity of the Company.  We can provide no assurance that we will be successful in achieving any or all of our initiatives, or that the achievement or existence of such initiatives will continue to result in positive cash flow.  Additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, may be insufficient or unavailable.

Off Balance Sheet Arrangements

None.

 “Safe Harbor” Statement and Risk Factors

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in other Internet services resulting in greater operating losses in future periods, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and if available we may not successfully integrate those acquisitions into our operations, (13) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management, (14) our stock price has been volatile historically and may continue to be volatile, and (15) we will be unable to replace the towers that will be coming off contract as discussed in Note 12 to the financial statements contained in Item 1 hereof. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our other publicly filed reports.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer, who also performs the functions of the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 7, 2010, the Company granted to certain employees of the Company a total of 190,000 stock options to purchase shares of Common Stock at an exercise price of $.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.   These stock options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance of the stock options was a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the recipients of the stock options are Company insiders and are sophisticated, knowledgeable and experienced investors and (ii) the stock options were issued through direct negotiations and did not involve general solicitation.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Willian E. Ladin, Jr.
32.1*	Section 1350 Certification of William E. Ladin, Jr.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: November 15, 2010
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: November 15, 2010
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Acting Chief Financial and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32.1*	Section 1350 Certification of William E. Ladin, Jr.

*Filed herewith