Form 10-Q
period 2010-12-31
INTERNET AMERICA INC
filed 2011-02-10
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Yes ☐               No ☒

As of February 7, 2011, registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,438,370	$1,209,915
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $4,347 and $4,438 as of December 31, 2010 and June 30, 2010, respectively	50,125	113,936
Inventory	263,039	274,954
Prepaid expenses and other current assets	335,232	411,510
Total current assets	2,093,198	2,016,747
Property and equipment—net	1,600,331	1,791,459
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	163,895	327,435
Other assets	27,432	37,879
TOTAL ASSETS	$6,297,983	$6,586,647
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$216,418	$175,505
Accrued liabilities	278,062	409,911
Deferred revenue	772,768	855,675
Current portion of long-term debt	440,501	425,971
Current portion of capital lease obligations	17,054	28,315
Total current liabilities	1,724,803	1,895,377
Long-term debt, net of current portion	677,101	884,052
Long-term capital lease obligations, net of current portion	-	2,250
Total Liabilities	2,401,904	2,781,679

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:

Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 and 2,889,076 issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	27,185	28,891
Common stock, $0.01 par value: 40,000,000 shares authorized,16,729,562 and 16,558,914 issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	167,296	165,590
Additional paid-in capital	62,993,348	62,989,094
Accumulated deficit	(59,291,750)	(59,377,806)
Total Internet America, Inc. shareholders' equity	3,896,079	3,805,769
Noncontrolling interest in subsidiary	-	(801)
Total shareholders' equity	3,896,079	3,804,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,297,983	$6,586,647

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES:
Internet services	$1,722,104	$1,793,020	$3,500,880	$3,591,437
Other	-	42,629	-	81,035
TOTAL REVENUES	1,722,104	1,835,649	3,500,880	3,672,472

OPERATING EXPENSES:
Connectivity and operations	1,049,748	1,223,064	2,144,702	2,542,685
Sales and marketing	45,554	69,287	101,366	147,746
General and administrative	298,826	527,320	613,489	1,228,004
Provision for (recovery of) bad debt	711	843	(91)	(1,815)
Depreciation and amortization	253,822	256,679	502,797	504,100
Loss on transfer of assets	-	-	26,004	-
TOTAL OPERATING EXPENSES	1,648,661	2,077,193	3,388,267	4,420,720

INCOME (LOSS) FROM OPERATIONS	73,443	(241,544)	112,613	(748,248)
INTEREST INCOME	(1,755)	(2,625)	(3,415)	(6,621)
INTEREST EXPENSE	14,208	26,210	29,972	45,536

NET INCOME (LOSS)	60,990	(265,129)	86,056	(787,163)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(177)	-	(533)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$60,990	$(264,952)	$86,056	$(786,630)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.00	$(0.02)	$0.01	$(0.05)
DILUTED	$0.00	$(0.02)	$0.00	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,718,433	16,558,914	16,638,673	16,602,659
DILUTED	19,447,990	16,558,914	19,447,990	16,602,659

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$86,056	$(787,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	502,797	504,100
Loss on transfer of assets	26,004	-
Loss on disposal of fixed assets	(1,548)	12,895
Recovery of bad debt	(91)	(1,815)
Non-cash stock compensation expense	4,254	41,307
Changes in operating assets and liabilities:
Accounts receivable	29,769	38,047
Inventory	11,915	(13,896)
Prepaid expenses and other current assets	76,278	71,828
Other assets	10,447	6,007
Accounts payable and accrued liabilities	(82,006)	(190,254)
Deferred revenue	(82,907)	(126,612)
Net cash provided by (used in) operating activities	580,968	(445,556)
INVESTING ACTIVITIES:
Purchases of property and equipment	(150,481)	(161,913)
Proceeds from sale of property and equipment	3,900	5,520
Net cash used in investing activities	(146,581)	(156,393)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(192,421)	(329,325)
Principal payments of capital leases	(13,511)	(10,832)
Net cash used in financing activities	(205,932)	(340,157)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,455	(942,106)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,209,915	2,421,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,438,370	$1,479,158
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$30,178	$41,494
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock shares for long term debt in connection with acquisition	$-	$745,943
Debt issued in connection with canceled common stock, net	$-	$685,773
Non cash adjustment to intangible assets related to imputed interest on long term debt issued for cancellation of common stock	$-	$60,170

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of Internet America, Inc.’s (“the Company’s”) consolidated financial position and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010.

2.	Liquidity

The Company is subject to risks including the risks associated with its recurring losses and negative cash flow, among others. Although the Company recognized net income and positive cash flows from operations during the three and six months ended December 31, 2010, the Company is dependent on continuing to reverse the trend of declining revenues and/or reduce expenses to support its operations and for any capital expenditures. If efforts to increase operating profits do not continue to be successful or other negative factors arise, this could adversely affect future profits and the Company’s ability to achieve intended business objectives.

3.	Basic and Diluted Net Income (Loss) Per Share

For the three and six months ended December 31, 2010, 2,809,317 and 2,729,557, respectively, shares of common stock equivalents have been added to the diluted weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of October 1, and July 1, 2010, for the purpose of computing dilute earnings per share (“EPS”).

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted EPS for the three and six months ended December 31, 2009.

During the three and six months ended December 31, 2010 and 2009, options to purchase 1,023,444 and 662,778 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), respectively, and warrants to acquire 394,922 and 394,922 shares of Common Stock, respectively, were not included in the computation of diluted EPS because the options and warrants were not “in the money” during the three and six months ended December 31, 2010 and 2009, respectively.  There were no options exercised to purchase shares of common stock during the three and six months ended December 31, 2010 or 2009.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired.  During the year ended June 30, 2010, the Company recorded no impairment of goodwill related to potential reduction in future cash flows.  No circumstances arose during the six months ended December 31, 2010 that would indicate goodwill might be permanently impaired.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled $163,895 and $327,435, as of December 31, 2010 and June 30, 2010, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers.  Amortization expense for the three and six months ended December 31, 2010 was $81,770 and $163,540, respectively.  As of December 31, 2010, amortization expense for the fiscal years ended June 30, 2011 and 2012 is expected to be approximately $323,000 and $4,000, respectively.

6.	Long-Term Debt

As of December 31, 2010 and June 30, 2010, the Company’s long-term debt consisted of:

	December 31,	June 30,
	2010	2010
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $0 and $234, respectively)	$-	$7,517
Note payable due January 23, 2011 payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $86 and $601, respectively)	12,886	12,886

Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $0 and $13, respectively)	-	2,054
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $2,549 and $4,407, respectively)	35,032	45,701
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $0 and $10, respectively)	-	1,808
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $0 and $8, respectively)	-	1,401
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	197,817	219,162

Note payable due February 15, 2015, payable in monthly payments of $11,189.14 with interest imputed at 3.25% (net of unamortized discount of $36,887 and $45,931, respectively)	522,570	580,661

Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service	349,297	438,833
	1,117,602	1,310,023
Less current portion	(440,501)	(425,971)
Total long-term debt, less current portion	$677,101	$884,052

As of December 31, 2010, the Company’s long-term debt which is secured by certain inventory, equipment and certificates of deposit totaled approximately $384,000.

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

8.	Shareholders’ Equity

On October 6, 2010, a holder of the Company’s Series A preferred stock, par value $0.01 per share (“Preferred Stock”), elected to convert 170,648 shares of Preferred Stock with a book value of $100,000 into 170,648 shares of Common Stock.

On September 7, 2010, the Company granted to certain employees of the Company a total of 190,000 stock options to purchase shares of Common Stock at an exercise price of $.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  The Company valued these options at $0.05 per stock option.  As of December 31, 2010, 976,556 stock options were available for future issuance under the Company’s current stock option plan.

9.	Income Taxes

During the three and six months ended December 31, 2010, the Company generated  net income of $60,990 and $86,056, respectively.  During the three and six months ended December 31, 2009, the Company generated a net loss of $264,952 and $786,630, respectively.  As of December 31, 2010, the Company continues to maintain a full valuation allowance for its net deferred tax assets.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

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

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three and six months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
	2010	2009
Troy LeMaile Stovall	$3,875	$4,000
Justin McClure	3,875	4,000
John Palmer	3,375	3,500
Steven Mihaylo	3,875	4,000
Cindy Ocker	-	33,254
	$15,000	$48,754
:
	Six Months Ended
	December 31,
	2010	2009
Troy LeMaile Stovall	$8,250	$7,750
Justin McClure	8,250	7,750
John Palmer	6,750	7,750
Steven Mihaylo	7,750	8,250
Cindy Ocker	5,090	68,495
	$36,090	$99,995

On September 14, 2009, the Company issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer, both directors of the Company. The warrants are exercisable at $0.38 per share and expire five years after the date of grant.

On October 23, 2009, the Company issued options to purchase 50,000 shares of Common Stock exercisable at $.50 per share to each of the Company’s directors. In addition, on October 27, 2009, Internet America issued options to purchase 30,000 shares of Common Stock exercisable at $.50 per share to Messrs. LeMaile-Stovall and McClure, both directors of the Company.   All of these options expire ten years after the date of grant.

11.	Recent Accounting Pronouncements

The Company has review recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed in this Report under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

In the quarter ended December 31, 2010, we continued to work on developing a flatter and more efficient organization.  During the quarter, the board elected our current controller to Vice President of Accounting.  In calendar 2011, we will continue to focus on profitability, flattening our management organization and improving processes.  We intend to remain highly selective when using any of our excess cash flow for strategic acquisitions and improvements in the current network and infrastructure.  We expect continuing improvement in near and medium term profits as we focus on sales and expense management.  At the same time, by focusing on obtaining greater bandwidth and making it available to customers on the edge of the network, we will be able to provide faster and more reliable service at the same or lower cost to customers.

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

 Depreciation expense is computed using the straight-line or double declining method over the estimated useful lives of the assets or the capital lease term, as appropriate.  Data communications equipment, computers, data servers and office equipment are depreciated over five years. We depreciate furniture, fixtures and leasehold improvements over the shorter of five years or the lease term.  Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table sets forth certain unaudited financial data for the three months ended December 31, 2010 and 2009.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,722	100.0%	$1,793	97.7%
Other	-	0.0%	43	2.3%
TOTAL REVENUES	1,722	100.0%	1,836	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,050	61.0%	1,223	66.6%
Sales and marketing	45	2.6%	69	3.7%
General and administrative	299	17.4%	528	28.7%
Provision for bad debt expense	1	0.1%	1	0.1%
Depreciation and amortization	254	14.7%	257	14.0%
TOTAL OPERATING EXPENSES	1,649	95.8%	2,078	113.1%
OPERATING INCOME (LOSS)	73	4.2%	(242)	(13.1)%
INTEREST INCOME	(2)	(0.1)%	(3)	(0.1)%
INTEREST EXPENSE	14	0.8%	26	(1.4)%
NET INCOME (LOSS)	61	3.5%	(265)	(14.4)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	0.0%	-	(0.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$61	3.5%	$(265)	(14.4)%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.00		$(0.02)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,718,433		16,558,914
DILUTED	19,447,990		16,558,914
OTHER DATA:
Subscribers at end of period (1)	25,100		26,400
Adjusted EBITDA(2)	$330		$35
Adjusted EBITDA margin(3)	19.2%		1.9%
Reconciliation of net income (loss) to Adjusted EBITDA:
Net Income (Loss)	$61		$(265)
Add:
Depreciation and amortization	254		257
Stock compensation	3		20
Interest expense	14		26
Less: Interest income	(2)		(3)
Adjusted EBITDA (2)	$330		$35

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

Total revenue.  Total revenue decreased by $114,000, or 6.2%, to $1,722,000 for the three months ended December 31, 2010, from $1,836,000 for the three months ended December 31, 2009.  The Company’s total subscriber count decreased by 1,300, or 4.9%, to 25,100 as of December 31, 2010 compared to 26,400 as of December 31, 2009.  The Company’s wireless broadband Internet subscriber count decreased slightly to 8,000 as of December 31, 2010, compared to 8,200 as of December 31, 2009. Wireless broadband Internet revenue increased by $16,000 to $1,181,000 as of December 31, 2010 compared to $1,165,000 as of December 31, 2009.  The slight increase in wireless broadband Internet revenue was offset by the decrease in dial-up Internet subscriber counts and related revenue of $87,000, which is attributed to the loss of dial-up customers moving to other providers’ broadband service. Effective July 1, 2010, Internet America transferred its messaging business assets to Cynthia and Mark Ocker and management believes that the loss of the messaging revenue, which totaled $43,000 during the three months ended December 31, 2009, will not have a significant impact on the operations of the Company.

Connectivity and operations. Connectivity and operations expense decreased by $173,000, or 14.1%, to $1,050,000 for the three months ended December 31, 2010, from $1,223,000 for the three months ended December 31, 2009.  Salaries, wages and related personnel expense decreased by approximately $109,000 to $468,000 for the three months ended December 31, 2010 compared to $577,000 for the three months ended December 31, 2009, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $54,000 to $321,000 for the three months ended December 31, 2010 compared to $375,000 for the three months ended December 31, 2009 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers.  Expensed assets decreased by $12,000 to $81,000 for the three months ended December 31, 2010 compared to $93,000 for the three months ended December 31, 2009 due to a decrease in supplies, installation and repairs.   The remaining decrease in connectivity and operations expense is related to a reduction in merchant fees of $2,000.  The decreases in the previously discussed expenses were partially offset by slight increases  in travel by $3,000 and rents/utilities and tower lease by $1,000 due to improvements in the Company's wireless broadband infrastructure and increases in tower rental rates

Sales and marketing. Sales and marketing expense decreased by $24,000, or 34.8%, to $45,000 for the three months ended December 31, 2010 compared to $69,000 for the three months ended December 31, 2009.  Salaries, wages and related personnel costs decreased by approximately $19,000 to $33,000 for the three months ended December 31, 2010 compared to $52,000 for the three months ended December 31, 2009, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Advertising expense decreased by $5,000 to $6,000 for the three months ended December 31, 2010 compared to $11,000 for the three months ended December 31, 2009 primarily due to the Company bringing all direct advertising related expenses in house to streamline cost and focus on all improved or enhanced network areas.   Facilities expense remained consistent at $6,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

General and administrative.  General and administrative expense decreased by $229,000, or 43.4%, to $299,000 for the three months ended December 31, 2010, from $528,000 for the three months ended December 31, 2009.  Personnel costs decreased by $120,000 to $89,000 for the three months ended December 31, 2010 compared to $209,000 for the three months ended December 31, 2009 due to a reduction in the number of employees, including consolidation of the roles and functions of the COO, CFO and the Vice President of Marketing and Sales.  Professional and consulting fees decreased by $64,000 to $32,000 for the three months ended December 31, 2010 compared to $96,000 for the three months ended December 31, 2009 primarily due to the disposal of the telex messaging services business and the reduction of outside contract/consulting labor.  Facilities costs decreased by $18,000 for the three months ended December 31, 2010 to $45,000 from $63,000 for the three months ended December 31, 2009 due to the renegotiation of our phone system lease contract and the closing of storage facilities.  Stock compensation expense and directors’ fees decreased by $18,000 to $18,000 for the three months ended December 31, 2010 as compared to $36,000 for the three months ended December 31, 2009 due to the continued vesting of stock options and termination of employment of some grantees.  Telecommunications expense decreased by $7,000 to $45,000 for the three months ended December 31, 2010 as compared to $52,000 for the three months ended December 31, 2009 due to cancelling the Company’s cell phone plan and providing a monthly allowance to our employees.  There was an additional $3,000 decrease in other expenses.  These decreases were slightly offset by a $1,000 increase in travel and mileage.

Provision for bad debt expense.  Provision for bad debt expense remained constant at $1,000 for the three months ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased slightly by $3,000, or 1.2%, to $254,000 for the three months ended December 31, 2010, from $257,000 for the three months ended December 31, 2009.  This decrease is due to a $12,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized partially offset by a $9,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure.

Interest income and expense. Interest expense decreased by $12,000, or 46.2%, to $14,000 for the three months ended December 31, 2010 from $26,000 for the three months ended December 31, 2009, which is related to acquisition debt and the RUS loan outstanding.  Interest income for the three months ended December 31, 2010 decreased by $1,000, or 33.3%, to $2,000 as compared to the three months ended December 31, 2009 due to changes in cash on hand and declining interest rates.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

The following table sets forth certain unaudited financial data for the six months ended December 31, 2010 and 2009.  Operating results for any period are not indicative of results for any future period.  Amounts are shown in thousands (except share, per share and subscriber count data).

	Six Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$3,501	100.0%	$3,591	97.8%
Other	-	0.0%	81	2.2%
TOTAL REVENUES	3,501	100.0%	3,672	100.0%
OPERATING EXPENSES:
Connectivity and operations	2,145	61.3%	2,543	69.2%
Sales and marketing	101	2.9%	148	4.0%
General and administrative	613	17.5%	1,228	33.3%
Recovery of bad debt expense	-	0.0%	(2)	(0.1)%
Depreciation and amortization	503	14.4%	504	13.7%
Loss from transfer of assets	26	0.8%	-	0.0%
TOTAL OPERATING EXPENSES	3,388	96.8%	4,421	120.3%
OPERATING INCOME (LOSS)	113	3.2%	(749)	(20.3)%
INTEREST INCOME	(3)	(0.1)%	(7)	(0.2)%
INTEREST EXPENSE	30	0.9%	46	(1.2)%
NET INCOME (LOSS)	86	2.4%	(788)	(21.7)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	0.0%	(1)	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$86	2.4%	$(787)	(21.7)%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.01		$(0.05)
DILUTED	$0.00		$(0.05)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,638,673		16,602,659
DILUTED	19,447,990		16,602,659
OTHER DATA:
Subscribers at end of period (1)	25,100		26,400
Adjusted EBITDA(loss)(2)	$646		$(203)
Adjusted EBITDA margin(3)	18.5%		(5.5)%
CASH FLOW DATA:
Cash flow provided by (used in) operations	$581		$(446)
Cash flow used in investing activities	(147)		(156)
Cash flow used in financing activities	(206)		(340)
Reconciliation of net income (loss) to Adjusted EBITDA (loss):
Net Income (loss)	$86		$(787)
Add:
Depreciation and amortization	503		504
Stock compensation	4		41
Interest expense	30		46
Loss from transfer of assets	26		-
Less: Interest income	(3)		(7)
Adjusted EBITDA (loss)(2)	$646		$(203)

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

Total revenue.  Total revenue decreased by $171,000, or 4.7%, to $3,501,000 for the six months ended December 31, 2010, from $3,672,000 for the six months ended December 31, 2009.  The Company’s total subscriber count decreased by 1,300, or 4.9%, to 25,100 as of December 31, 2010 compared to 26,400 as of December 31, 2009.  The Company’s wireless broadband Internet subscriber count decreased slightly to 8,000 as of December 31, 2010, compared to 8,200 as of December 31, 2009.  Wireless broadband Internet revenue increased by $118,000 to $2,399,000 for the six months ended December 31, 2010 compared to $2,281,000 for the six months ended December 31, 2009.  This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services during the quarter ended December 31, 2010.  Presently stable revenues derived from wireless broadband Internet subscribers were offset by the decrease in other types of Internet service revenues of $208,000. This is attributed to the expected decline of dial-up customers moving to other providers’ broadband service.  Effective July 1, 2010, Internet America transferred its messaging business assets to Cynthia and Mark Ocker and management believes that the loss of the messaging revenue, which totaled $81,000 during the six months ended December 31, 2009, will not have a significant impact on the operations of the Company.

Connectivity and operations. Connectivity and operations expense decreased by $398,000, or 15.7%, to $2,145,000 for the six months ended December 31, 2010, from $2,543,000 for the six months ended December 31, 2009.  Salaries, wages and related personnel expense decreased by $201,000 to $959,000 for the six months ended December 31, 2010 compared to $1,160,000 for the six months ended December 31, 2009, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $87,000 to $658,000 for the six months ended December 31, 2010 compared to $745,000 for the six months ended December 31, 2009 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers.  Expensed assets decreased by $79,000 to $162,000 for the six months ended December 31, 2010 compared to $241,000 for the six months ended December 31, 2009 due to a decrease in supplies, installation and repairs.  Other expenses decreased by $33,000 due to a one time conversion cost related to transferring email services to a hosted outsource service provider in the quarter ended September 30, 2009.  The remaining decrease in expense primarily relates to a decrease in merchant fees of $3,000.  The decreases in previously discussed expenses were offset slightly by increases in travel by $1,000 and in tower leases by $4,000 due to improvements in the Company's wireless broadband infrastructure and increases in tower rental rates.

Sales and marketing. Sales and marketing expense decreased by $47,000, or 31.8%, to $101,000 for the six months ended December 31, 2010, compared to $148,000 for the six months ended December 31, 2009.  Salaries, wages and related personnel costs decreased by approximately $33,000 to $77,000 for the six months ended December 31, 2010 compared to $110,000 for the six months ended December 31, 2009, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Advertising expense decreased by $14,000 to $12,000 for the six months ended December 31, 2010 compared to $26,000 for the six months ended December 31, 2009 primarily due to the Company bringing all direct advertising related expenses in house to streamline cost and focus on all improved or enhanced network areas.

General and administrative.  General and administrative expense decreased by $615,000, or 50.1%, to $613,000 for the six months ended December 31, 2010 from $1,228,000 for the six months ended December 31, 2009.  Personnel costs decreased by $273,000 to $163,000 for the six months ended December 31, 2010 compared to $436,000 for the six months ended December 31, 2009 due to a reduction in the number of employees, including consolidation of the roles and functions of the COO, CFO and the Vice President of Marketing and Sales, and due to a non-recurring expense in the September 2009 quarter totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations. Professional and consulting fees decreased by $91,000 to $92,000 for the six months ended December 31, 2010 compared to $183,000 for the six months ended December 31, 2009 primarily due to the disposal of the telex messaging services business.  Other general and administrative costs decreased by $42,000 to $91,000 for the six months ended December 31, 2010 compared to $133,000 for the six months ended December 31, 2009 primarily due to decreased contract labor costs, bank fees and miscellaneous office expenses.  The expense related to the issuance of stock options and directors’ fees decreased by $38,000 to $35,000 for the six months ended December 31, 2010 compared to $73,000 for the six months ended December 31, 2009 due to the termination of employment of some grantees. Facilities costs decreased by $35,000 as of December 31, 2010, to $94,000 for the six months ended December 31, 2010 from $129,000 for the six months ended December 31, 2009 due to the renegotiation of our phone system lease contract and the closing of storage facilities.  Telecommunications expense decreased by $16,000 to $91,000 for the six months ended December 31, 2010 from $107,000 for the six months ended December 31, 2009 due to cancelling the Company’s cell phone plan and providing a monthly allowance to our employees.  Travel expenses decreased slightly by $2,000 to $5,000 for the six months ended December 31, 2010 as compared to $7,000 for the six months ended December 31, 2009. The decreases in previously discussed expenses were offset slightly by an increase in insurance expenses by $2,000 for a one month extension on the Company’s previous policy.

Recovery of bad debt expense. Bad debt expense increased by $2,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 due to decreased recoveries.  As of December 31, 2010, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization decreased slightly by $1,000, or 0.2%, to $503,000 for the six months ended December 31, 2010, from $504,000 for the six months ended December 31, 2009.  This decrease is due to a $26,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized partially offset by a $25,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure.

Loss from transfer of assets.  During July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Interest income and expense. For the six months ended December 31, 2010 and 2009, the Company recorded interest expense of $30,000 and $46,000, respectively.  The $16,000 decrease in interest expense is related to a decrease in the acquisition debt and the RUS loan outstanding.    For the six months ended December 31, 2010 and 2009, the Company recorded interest income of $3,000 and $7,000, respectively.  The $4,000 decrease in interest income is due to changes in cash on hand and declining interest rates.

Liquidity and Capital Resources

We have financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.

Cash provided by (used in) operating activities is net income or loss adjusted for certain non-cash items and changes in operating assets and liabilities.  For the six months ended December 31, 2010, cash provided by operations was $581,000 compared to cash used in operations of $446,000 for the six months ended December 31, 2009. For the six months ended December 31, 2010, net income plus non-cash items provided cash of $617,000.  Changes in operating assets and liabilities resulted in a $37,000 net use of cash for the six months ended December 31, 2010 due to a $165,000 decrease in operating liabilities partially offset by decreases in operating assets.  Decreases in liabilities were related to expense reductions and decreased deferred revenue while decreases in assets were primarily related to decrease in accounts receivable of $30,000 primarily due to the transfer of certain TeleShare assets, and decreased prepaid expenses and other assets of $76,000 primarily due to decreased deferred costs.  For the six months ended December 31, 2009, net loss plus non-cash items used cash of $231,000 and changes in operating assets and liabilities resulted in a $215,000 use of cash, primarily derived from decreases in operating liabilities of $317,000 partially offset by a net decrease in operating assets of $102,000.

Cash used in investing activities totaled $147,000 for the six months ended December 31, 2010, which relates primarily to $150,000 in cash used to purchase new wireless broadband Internet infrastructure.  Cash used in investing activities totaled $156,000 for the six months ended December 31, 2009, which relates primarily to $162,000 in cash used to purchase new wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $206,000 for the six months ended December 31, 2010, consisted of principal payments on long term debt including notes related to acquisitions, the RUS loan and capital leases. Cash used in financing activities, which totaled $340,000 for the six months ended December 31, 2009, consisted of principal payments on long term debt including notes related to acquisitions, the RUS loan and capital leases.

Cash on hand increased by $228,000 during the six months ended December 31, 2010.  At December 31, 2010, cash on hand was $1,438,000 compared to $1,210,000 at June 30, 2010.  Anticipated cash flow from operations in the near future is expected to be sufficient to meet our working capital needs in fiscal 2011 for continuing operations.

The Company will continue to focus on sales and expense management to provide financing to support its operations and for any capital expenditure in both existing and new markets. Management believes that the Company will be able to meet the service obligations related to the deferred revenue. Decreases in revenues and subscriber count may adversely affect the liquidity of the Company.  We can provide no assurance that we will be successful in achieving any or all of our initiatives, or that the achievement or existence of such initiatives will continue to result in positive cash flow.  Additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks, shareholders and third parties, may be insufficient or unavailable.

Off Balance Sheet Arrangements

None.

 “Safe Harbor” Statement and Risk Factors

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in other Internet services resulting in greater operating losses in future periods,  (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) we may be accused of infringing upon the  intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future, (10) government regulations could force us to change our business practices, (11) we may be unable to hire and retain qualified personnel, including our key executive officers, (12) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and if available we may not successfully integrate those acquisitions into our operations, (13) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (14) our stock price has been volatile historically and may continue to be volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risk factors included in our other publicly filed reports.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2010, a holder of the Company’s Series A preferred stock, par value $0.01 per share (“Preferred Stock”), elected to convert 170,648 shares of Preferred Stock into 170,648 shares of Common Stock (the “Exchange Shares”).  The Exchange Shares were issued under certain exemptions from registration, including the exemption provided under Section 3(a)(9) of the Securities Act of 1933, as amended, in that the Exchange Shares were issued to existing security holders exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

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

Date: February 10, 2011
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: February 10, 2011
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Acting Chief Financial and Chief Accounting Officer