Form 10-Q
period 2011-03-31
INTERNET AMERICA INC
filed 2011-05-13
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____

COMMISSION FILE NUMBER   000-25147

INTERNET AMERICA, INC.
(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10930 W. Sam Houston Pkwy., N., Suite 200
Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

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
Yes ☐               No ☒

As of May 11, 2011, registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,400,011	$1,209,915
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $3,794 and $4,438 as of March 31, 2011 and June 30, 2010, respectively	50,660	113,936
Inventory	313,219	274,954
Prepaid expenses and other current assets	287,007	411,510
Total current assets	2,057,329	2,016,747
Property and equipment—net	1,502,148	1,791,459
Goodwill—net	2,413,127	2,413,127
Subscriber acquisition costs—net	295,776	327,435
Other assets	21,834	37,879
TOTAL ASSETS	$6,290,214	$6,586,647

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$143,267	$175,505
Accrued liabilities	344,303	409,911
Deferred revenue	784,297	855,675
Current portion of long-term debt	457,665	425,971
Current portion of capital lease obligations	9,717	28,315
Total current liabilities	1,739,249	1,895,377
Long-term debt, net of current portion	651,814	884,052
Long-term capital lease obligations, net of current portion	-	2,250
Total liabilities	2,391,063	2,781,679

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 and 2,889,076 issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	27,185	28,891
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 and 16,558,914 issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	167,296	165,590
Additional paid-in capital	63,007,503	62,989,094
Accumulated deficit	(59,302,833)	(59,377,806)
Total Internet America, Inc. shareholders' equity	3,899,151	3,805,769
Noncontrolling interest in subsidiary	-	(801)
Total shareholders' equity	3,899,151	3,804,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,290,214	$6,586,647

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES:
Internet services	$1,728,463	$1,828,523	$5,229,343	$5,419,960
Other	-	44,994	-	126,029
TOTAL REVENUES	1,728,463	1,873,517	5,229,343	5,545,989

OPERATING EXPENSES:
Connectivity and operations	1,071,943	1,233,737	3,216,645	3,776,422
Sales and marketing	50,156	73,452	151,522	221,198
General and administrative	344,039	510,191	957,528	1,738,195
Provision for (recovery of) bad debt	(553)	2	(644)	(1,813)
Depreciation and amortization	264,234	251,130	767,031	755,230
Loss on transfer of assets	-	-	26,004	-
Gain from restructuring of debt	-	(51,613)	-	(51,613)
TOTAL OPERATING EXPENSES	1,729,819	2,016,899	5,118,086	6,437,619

INCOME (LOSS) FROM OPERATIONS	(1,356)	(143,382)	111,257	(891,630)
INTEREST INCOME	(1,823)	(2,120)	(5,238)	(8,741)
INTEREST EXPENSE	11,550	17,552	41,522	63,088

NET INCOME (LOSS)	(11,083)	(158,814)	74,973	(945,977)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(94)	-	(627)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(11,083)	$(158,720)	$74,973	$(945,350)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$(0.00)	$(0.01)	$0.00	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,558,914	16,668,527	16,558,290
DILUTED	16,729,562	16,558,914	19,386,955	16,558,290

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$74,973	$(945,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	767,031	755,230
Loss on transfer of assets	26,004	-
Loss on disposal of fixed assets	(1,548)	23,390
Recovery of bad debt	(644)	(1,813)
Non-cash stock compensation expense	18,409	54,663
Gain from restructuring of debt	-	(51,613)
Changes in operating assets and liabilities:
Accounts receivable	29,787	45,683
Inventory	(38,265)	(19,321)
Prepaid expenses and other current assets	125,560	95,253
Other assets	16,045	11,816
Accounts payable and accrued liabilities	(88,916)	(213,870)
Deferred revenue	(71,378)	(142,567)
Net cash provided by (used in) operating activities	857,058	(389,126)
INVESTING ACTIVITIES:
Purchases of property and equipment	(217,198)	(257,460)
Proceeds from sale of property and equipment	3,900	6,880
Cash paid for subscriber acquisition	(108,212)	-
Net cash used in investing activities	(321,510)	(250,580)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(324,604)	(485,481)
Principal payments of capital leases	(20,848)	(16,713)
Net cash used in financing activities	(345,452)	(502,194)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,096	(1,141,900)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,209,915	2,421,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,400,011	$1,279,364
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$40,709	$66,039
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock shares for long term debt in connection with acquisition	$-	$745,943
Debt issued in connection with canceled common stock, net	$-	$685,773
Non cash adjustment to intangible assets related to imputed interest on long term debt issued for cancellation of common stock	$-	$60,170
Debt issued for subscriber acquisition, net of discount	$111,860	$-
Debt issued for purchase of software and maintenance	$12,200	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company”) for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010.

2.	Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. (“TeleShare”).  All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income (Loss) Per Share

For the nine months ended March 31, 2011, 2,718,428 shares of common stock equivalents have been added to the diluted weighted average common shares outstanding assuming that all of the outstanding shares of the Company’s Series A preferred stock, par value $0.01 per share (“Preferred Stock”), were converted into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), as of July 1, 2010, for the purpose of computing diluted earnings per share (“EPS”).  For the three months ended March 31, 2011 and the three and nine months ended March 31, 2010, no common share equivalents for the Preferred Stock were included in the diluted weighted average common shares because their inclusion would be anti-dilutive due to the Company recognizing a net loss during these periods.

During the three and nine months ended March 31, 2011 and 2010, options and warrants to purchase 1,918,366 and 1,233,366 shares of Common Stock, respectively, were not included in the computation of diluted EPS because the options and warrants were not “in the money” and their inclusion would be anti-dilutive.  There were no options exercised to purchase shares of Common Stock during the three and nine months ended March 31, 2011 and 2010.

There are no adjustments required to be made to net income (loss) for the purpose of computing basic and diluted EPS for the three and nine months ended March 31, 2011.

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

5.	Goodwill and Subscriber Acquisition Costs

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition.  Subscriber acquisition costs, net of amortization, totaled $295,776 and $327,435, as of March 31, 2011 and June 30, 2010, respectively.  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers.  Amortization expense for the three and nine months ended March 31, 2011 was $88,191 and $251,731, respectively, and $85,514 and $275,492 for the three and nine months ended March 31, 2010, respectively.  As of March 31, 2011, amortization expense for the fiscal years ended June 30, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $343,000, $59,000, $55,000, $55,000 and $35,000, respectively.

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired.  During the year ended June 30, 2010, the Company recorded no impairment of goodwill.  No circumstances arose during the nine months ended March 31, 2011 that would indicate goodwill might be permanently impaired.

6.	Long-Term Debt

Long-term debt consists of:

	March 31,	June 30,
	2011	2010
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $0 and $234)	$-	$7,517
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $0 and $601)	-	12,886
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $0 and $13)	-	2,054
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $1,802 and $4,407)	29,516	45,701
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $0 and $10)	-	1,808
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $0 and $8)	-	1,401
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	186,963	219,162
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $32,721 and $45,931)	493,169	580,661
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, with interest based on the cost of borrowing of the Department of Treasury for 7 year obligations	276,070	438,833
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	11,901	-
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $10,172 and $0)	111,860	-
	1,109,479	1,310,023
Less current portion	(457,665)	(425,971)
Total long-term debt, less current portion	$651,814	$884,052

As of March 31, 2011, the Company’s long-term debt which is secured by certain inventory and equipment totaled approximately $306,000.

On February 11, 2011, the Company acquired subscribers from one of its resellers for total acquisition price of $222,032, consisting of $100,000 in cash and $122,032 in a note payable to the seller due May 3, 2013, payable in monthly installments of $5,085.  As the note payable does not bear interest, the Company imputed interest at a rate of 8.5%, which was recorded as a debt discount of $10,172 that will be amortized to interest expense over the term of the note.  Legal fees of $8,212 related to the acquisition were expensed as incurred.

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

During July 2010, the Owners exercised this option and exchanged their noncontrolling interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203. The Company recognized a loss of $26,004 on the transfer of these assets.  As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company.  The surrender of the noncontrolling interest resulted in an increase to additional paid in capital and elimination of the noncontrolling interest

8. Shareholders’ Equity

On October 6, 2010, a holder of Preferred Stock elected to convert 170,648 shares of such holder’s Preferred Stock with a book value of $100,000 into 170,648 shares of Common Stock.

On September 7, 2010, February 10, 2011 and February 18, 2011, the Company granted stock options to certain employees of the Company to purchase 190,000, 50,000 and 250,000 shares of Common Stock, respectively, at an exercise price of $0.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  The Company valued these options at $0.05 per stock option.  As of March 31, 2011, 81,634 stock options were available for future issuance under the Company’s current stock option plan.

9.	Income Taxes

During the three and nine months ended March 31, 2011, the Company generated a net loss of $11,000 and net income of $75,000, respectively.  During the three and nine months ended March 31, 2010, the Company generated a net loss of $159,000 and $945,000, respectively.   As of March 31, 2011, the Company continues to maintain a full valuation allowance for its net deferred tax assets.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

10.	Related Parties

The following table shows amounts paid to four non-employee directors for serving on the Company’s board of directors and payments made to Cynthia Ocker, former owner of TeleShare, for contract services during the three and nine months ended March 31, 2011and 2010:

	Nine Months Ended
	March 31,
	2011	2010
Troy LeMaile Stovall	$11,750	$12,250
Justin McClure	12,125	12,250
John Palmer	10,125	11,750
Steven Mihaylo	11,625	11,750
Cynthia Ocker	5,090	110,576
	$50,715	$158,576

	Three Months Ended
	March 31,
	2011	2010
Troy LeMaile Stovall	$3,500	$4,500
Justin McClure	3,875	4,500
John Palmer	3,375	4,000
Steven Mihaylo	3,875	3,500
Cynthia Ocker	-	42,081
	$14,625	$58,581

On September 14, 2009, the Company issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer, both directors of the Company. The Warrants are exercisable at $0.38 per share and expire five years after the date of grant.

On October 23, 2009, the Company issued options to purchase 50,000 shares of Common Stock exercisable at $0.50 per share to each of the Company’s directors. In addition, on October 27, 2009, the Company issued options to purchase 30,000 shares of Common Stock exercisable at $0.50 per share to Messrs. LeMaile-Stovall and McClure, both directors of the Company.   All of these options expire ten years after the date of grant.

On February 18, 2011, the Company issued options to purchase 50,000 shares of Common Stock at an exercise price of $0.30 per share to each of the Company’s directors.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.

11.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed in this Report under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

     In the quarter ended March 31, 2011, we continued to focus on profitability and process improvement throughout the organization.  During the quarter, we added several positions to fill out our management structure.  These additions have allowed us to facilitate active discussions with numerous potential acquisitions and to formulate an aggressive reseller program.  We intend to remain highly selective when using any of our excess cash flow for strategic acquisitions and improvements in the current network and infrastructure.  In the near and medium term, we expect continuing improvement of profits as we focus on sales and expense management.  Additionally, we will continue to pursue upgrades to our systems that will result in higher speeds and increased reliability for our customers.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth certain unaudited financial data for the three months ended March 31, 2011 and 2010.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended March 31,
	2011	% of Revenues		2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,728	100.0%		$1,829	97.6%
Other	-	0.0%		45	2.4%
TOTAL REVENUES	1,728	100.0%		1,874	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,072	62.0%		1,234	65.9%
Sales and marketing	50	2.9%		74	3.9%
General and administrative	344	19.9%		510	27.2%
Recovery of bad debt expense	(1)	(0.1)%		-	0.0%
Depreciation and amortization	264	15.3%		251	13.4%
Gain from restructuring of debt	-	0.0%		(52)	(2.8)%
TOTAL OPERATING EXPENSES	1,729	100.0%		2,017	107.6%
OPERATING INCOME (LOSS)	(1)	0.0%		(143)	(7.6)%
INTEREST INCOME	(2)	(0.1)%		(2)	0.0%
INTEREST EXPENSE	12	0.7%		18	(1.0)%
NET INCOME (LOSS)	(11)	(0.6	) %	$(159)	(8.5)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	0.0%		-	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(11)	(0.6)%		$(159)	(8.5)%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$(0.00)			$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562			16,558,914
DILUTED	16,729,562			16,558,914
OTHER DATA:
Subscribers at end of period (1)	25,000			26,200
Adjusted EBITDA(2)	$277			$121
Adjusted EBITDA margin(3)	16.0%			6.5%
Reconciliation of net income (loss) to Adjusted EBITDA:
Net Income (Loss)	$(11)			$(159)
Add:
Depreciation and amortization	264			251
Stock compensation	14			13
Interest expense	12			18
Loss from transfer of assets	-			-
Less: Interest income	(2)			(2)
Adjusted EBITDA (2)	$277			$121

(1)     A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.
(2)     Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)    Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $146,000, or 7.8%, to $1,728,000 for the three months ended March 31, 2011, from $1,874,000 for the three months ended March 31, 2010.  The Company’s total subscriber count decreased by 1,200, or 4.6%, to 25,000 as of March 31, 2011 compared to 26,200 as of March 31, 2010.  The Company’s wireless broadband Internet subscriber count decreased by 400, or 4.8%, to approximately 8,000 as of March 31, 2011, from 8,400 as of March 31, 2010. Wireless broadband Internet revenue increased by $32,000 to $1,220,000 for the three months ended March 31, 2011 compared to $1,188,000 for the three months ended March 31, 2010.  The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $133,000, which is attributed to the loss of dial-up customers moving to other high-speed providers’ broadband service. In addition, effective July 1, 2010, the Company transferred its messaging business assets to Cynthia and Mark Ocker, which totaled $45,000 during the three months ended March 31, 2010, comprising the remainder of the period-to-period decrease.

Connectivity and operations. Connectivity and operations expense decreased by $162,000, or 13.1%, to $1,072,000 for the three months ended March 31, 2011, from $1,234,000 for the three months ended March 31, 2010. Salaries, wages and related personnel expense decreased by $101,000 to $472,000 for the three months ended March 31, 2011 compared to $573,000 for the three months ended March 31, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives.  Data and telecommunications expense decreased by $41,000 to $330,000 for the three months ended March 31, 2011 compared to $371,000 for the three months ended March 31, 2010 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers.  Expensed assets decreased by $25,000 to $79,000 for the three months ended March 31, 2011 compared to $104,000 for the three months ended March 31, 2010 due to a decrease in supplies, installation costs and repairs. The decreases in the previously discussed expenses were offset by an increase in rents/utilities and tower lease of $5,000 due to improvements in the Company's wireless broadband infrastructure and increases in tower rental rates.

Sales and marketing. Sales and marketing expense decreased by $24,000, or 32.4%, to $50,000 for the three months ended March 31, 2011 compared to $74,000 for the three months ended March 31, 2010.  Salaries, wages and related personnel costs decreased by approximately $24,000 to $28,000 for the three months ended March 31, 2011 compared to $52,000 for the three months ended March 31, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives.

General and administrative.  General and administrative expense decreased by $166,000, or 32.5%, to $344,000 for the three months ended March 31, 2011, from $510,000 for the three months ended March 31, 2010.  Professional and consulting fees decreased by $103,000 to $48,000 for the three months ended March 31, 2011 compared to $151,000 for the three months ended March 31, 2010 primarily due to the disposal of the telex messaging services business and the reduction of outside contract/consulting labor.  Personnel costs decreased by $32,000 to $95,000 for the three months ended March 31, 2011 compared to $127,000 for the three months ended March 31, 2010 due to a reduction in the number of employees, including consolidation of the roles and functions of the COO, CFO and the Vice President of Marketing and Sales.  Other general and administrative costs decreased by $20,000 to $50,000 for the three months ended March 31, 2011 compared to $70,000 for the three months ended March 31, 2010 primarily due to a recorded loss on customer premises equipment (“CPE”) held for sale in the quarter ended March 31, 2010 in addition to decreased bank fees and miscellaneous office expenses.  Rent and utilities expenses decreased by $8,000 to $43,000 for the three months ended March 31, 2011 compared to $51,000 for the three months ended March 31, 2010 primarily due to the renegotiation of our phone system lease contract and the closing of storage facilities. Telecommunications expense decreased by $4,000 to $49,000 for the three months ended March 31, 2011 as compared to $53,000 for the three months ended March 31, 2010 due to cancelling the Company’s cell phone plan and providing a monthly allowance to our employees.  Insurance expenses decreased slightly by $2,000 to $25,000 for the three months ended March 31, 2011 from $27,000 for the three months ended March 31, 2010. The expense related to the issuance of stock options and directors’ fees decreased by $1,000 to $29,000 for the three months ended March 31, 2011 compared to $30,000 for the three months ended March 31, 2010 due to the termination of employment of some grantees. These decreases were offset by a $4,000 increase in travel and mileage for the three months ended March 31, 2011 as compared to the prior year period.

Provision for bad debt expense (recovery).  Recovery for bad debt expense increased by $1,000 for the three months ended March 31, 2011.  As of March 31, 2011, we are fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization increased by $13,000, or 5.2%, to $264,000 for the three months ended March 31, 2011, from $251,000 for the three months ended March 31, 2010.  This increase is due to an $11,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure and a net increase of $2,000 in amortization expense resulting from an increase in subscriber acquisition cost of $220,000 related to the Company’s acquisition of subscribers from one of the Company’s resellers during the three months ended March 31, 2011 that was mostly offset by a decrease in amortization expense due to the acquired subscriber costs from the Company’s prior wireless acquisitions in fiscal 2005 and 2006 becoming fully amortized following the prior year period.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for the three months ended March 31, 2010. During the quarter ended March 31, 2010, Mark and Cynthia Ocker and the Company entered into amendments to the notes payable originally issued to them in connection with the acquisition of TeleShare. These amendments extended the payment terms and also reduced the interest rate and carrying value slightly resulting in a one-time gain.

Interest income and expense. For the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $12,000 and $18,000, respectively.  The $6,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt.  For the three months ended March 31, 2011 and 2010, the Company recorded interest income of $2,000.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2011 and 2010.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except share, per share and subscriber count data).
	Nine Months Ended March 31,
	2011	% of Revenues	2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$5,229	100.0%	$5,420	97.7%
Other	-	0.0%	126	2.3%
TOTAL REVENUES	5,229	100.0%	5,546	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	3,217	61.5%	3,777	68.1%
Sales and marketing	151	2.9%	221	4.0%
General and administrative	958	18.3%	1,739	31.3%
Recovery of bad debt expense	(1)	0.0%	(2)	(0.0)%
Depreciation and amortization	767	14.7%	755	13.6%
Loss from transfer of assets	26	0.5%	-
Gain from restructuring of debt	-	0.0%	(52)	(0.9)%
TOTAL OPERATING EXPENSES	5,118	97.9%	6,438	116.1%
OPERATING INCOME (LOSS)	111	2.1%	(892)	(16.1)%
INTEREST INCOME	(5)	(0.1)%	(9)	(0.2)%
INTEREST EXPENSE	41	0.8%	63	(1.1)%
NET INCOME (LOSS)	$75	1.4%	$(946)	(17.0)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$-	0.0%	$(1)	(0.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO INTERNET AMERICA, INC.	$75	1.4%	$(945)	(17.0)%
NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.00		$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,668,527		16,558,290
DILUTED	19,386,955		16,558,290
OTHER DATA:
Subscribers at end of period (1)	25,000		26,200
Adjusted EBITDA(loss)(2)	$922		$(82)
Adjusted EBITDA margin(3)	17.6%		(1.5)%
CASH FLOW DATA:
Cash flow provided by (used in) operations	$857		$(389)
Cash flow used in investing activities	(322)		(251)
Cash flow used in financing activities	(345)		(502)
Reconciliation of net income (loss) to Adjusted EBITDA (loss):
Net Income (loss)	$75		$(946)
Add:
Depreciation and amortization	767		755
Stock compensation	18		55
Interest expense	41		63
Loss from transfer of assets	26		-
Less: Interest income	(5)		(9)
Adjusted EBITDA (loss)(2)	$922		$(82)

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

   Total revenue.  Total revenue decreased by $317,000, or 5.7%, to $5,229,000 for the nine months ended March 31, 2011, from $5,546,000 for the nine months ended March 31, 2010 The Company’s total subscriber count decreased by 1,200, or 4.6%, to 25,000 as of March 31, 2011 compared to 26,200 as of March 31, 2010.  The Company’s wireless broadband Internet subscriber count decreased by 400, or 4.8%, to approximately 8,000 as of March 31, 2011, from 8,400 as of March 31, 2010. Wireless broadband Internet revenue increased by $150,000 to $3,619,000 for the nine months ended March 31, 2011 compared to $3,469,000 for the nine months ended March 31, 2010. The increase in wireless broadband Internet revenues was offset by the decrease in dial-up Internet subscriber counts and related revenue of $341,000, which is attributed to the loss of dial-up customers moving to other high-speed providers’ broadband service. In addition, effective July 1, 2010, the Company transferred its messaging business assets to Cynthia and Mark Ocker, which totaled $126,000 during the nine months ended March 31, 2010, comprising the remainder of the period-to-period decrease.

Connectivity and operations. Connectivity and operations expense decreased by $560,000, or 14.8%, to $3,217,000 for the nine months ended March 31, 2011, from $3,777,000 for the nine months ended March 31, 2010.  Salaries, wages and related personnel expense decreased by $302,000 to $1,431,000 for the nine months ended March 31, 2011 compared to $1,733,000 for the nine months ended March 31, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $128,000 to $988,000 for the nine months ended March 31, 2011 compared to $1,116,000 for the nine months ended March 31, 2010 due to our renegotiating more favorable terms with telecommunications service providers.  Installation expenses decreased by $104,000 to $241,000 for the nine months ended March 31, 2011 compared to $345,000 for the nine months ended March 31, 2010 due to decreases in supplies, installation costs and repairs.  Other expenses decreased by $33,000 for the nine months ended March 31, 2011 as compared to the prior year period related to a one-time conversion cost related to transfer email services to a hosted outsource service provider incurred during the prior year period.  The remaining decrease in expense primarily related to a decrease in merchant fees of $3,000, which is a result of the decrease in revenues.

The decreases in the previously discussed expenses were partially offset by an increase in facilities and tower lease costs for the nine months ended March 31, 2011of $9,000 to $359,000, compared to $350,000 for the nine months ended March 31, 2010 due to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.  There was a slight increase in travel and mileage costs by $1,000 to $80,000 as of March 31, 2011 compared to $79,000 as of March 31, 2010.

Sales and marketing. Sales and marketing expense decreased by $70,000, or 31.7%, to $151,000 for the nine months ended March 31, 2011 compared to $221,000 for the nine months ended March 31, 2010.  Salaries, wages and related personnel costs decreased by approximately $56,000 to $105,000 for the nine months ended March 31, 2011 compared to $161,000 for the nine months ended March 31, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Advertising expense decreased by $14,000 to $28,000 for the nine months ended March 31, 2011 compared to $42,000 for the nine months ended March 31, 2010 primarily due to the Company bringing all direct advertising related expenses in-house to streamline cost and focus on all improved or enhanced network areas.

General and administrative.  General and administrative expense decreased by $781,000, or 44.9%, to $958,000 for the nine months ended March 31, 2011, from $1,739,000 for the nine months ended March 31, 2010.  In February 2010, the Company recorded a write off expense for direct costs of $194,000 incurred in connection with the Company’s contemplated merger with KeyOn that was not completed.

Salaries and wages decreased $305,000 to $259,000 for the nine months ended March 31, 2011 compared to $564,000 for the nine months ended March 31, 2010. The decrease is primarily due to a reduction in the number of employees, including the consolidation of the roles and functions of the COO, CFO and the Vice President of Marketing and Sales during the quarter ended March 31, 2010.  In addition, the Company incurred a non-recurring expense in the September 2009 quarter totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  Other general and administrative costs decreased by $62,000 to $141,000 for the nine months ended March 31, 2011 compared to $203,000 for the nine months ended March 31, 2010 primarily due to decreased bank fees and miscellaneous office expenses. Facilities costs decreased by $43,000 to $137,000 as of March 31, 2011 compared to $180,000 as of March 31, 2010 primarily due to the renegotiation of our phone system lease contract and the closing of storage facilities.  The expense related to the issuance of stock options and directors’ fees decreased by $39,000 to $64,000 for the nine months ended March 31, 2011 compared to $103,000 for the nine months ended March 31, 2010 due to termination of employment of some grantees.  Telecommunications expense decreased by $20,000 to $140,000 for the nine months ended March 31, 2011 from $160,000 for the nine months ended March 31, 2010 due to cancelling the Company’s cell phone plan and providing a monthly allowance to our employees.

The above decreases were offset slightly by an increase in travel and mileage expenses of $2,000 to $10,000 for the nine months ended March 31, 2011 compared to $8,000 for the nine months ended March 31, 2010.

Provision for bad debt expense (recovery).  Recovery for bad debt expense decreased by $1,000 for the nine months ended March 31, 2011.  As of March 31, 2011, the Company is fully reserved for all customer accounts that are at least 90 days old.

Depreciation and amortization.  Depreciation and amortization increased by $12,000, or 1.6%, to $767,000 for the nine months ended March 31, 2011, from $755,000 for the nine months ended March 31, 2010.  A decrease of $24,000 in amortization expense was offset by an increase in depreciation expense of $36,000. The increase in depreciation relates to the decrease in fully depreciated assets still in use, offset by the improvement of the Company’s wireless broadband Internet network.  The decrease in amortization expense of acquired subscriber costs is the result of early wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized during the prior year period, partially offset by amortization of subscriber acquisition costs related to the acquisition of subscribers during February 2011.

Loss from transfer of assets.  During July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for the nine months ended March 31, 2010. During the quarter ended March 31, 2010, Mark and Cynthia Ocker and the Company entered into amendments to the notes payable originally issued to them in connection with the acquisition of TeleShare. These amendments extended the payment terms and also reduced the interest rate and carrying value slightly resulting in a one-time gain.

Interest income and expense. For the nine months ended March 31, 2011 and 2010, the Company recorded interest expense of $41,000 and $63,000, respectively.  The $22,000 decrease in interest expense is the result of the reduction in the Company’s long-term debt. For the nine months ended March 31, 2011 and 2010, the Company recorded interest income of $5,000 and $9,000, respectively. The $4,000 decrease in interest income is due to lower levels of cash and cash equivalents and lower interest rates.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.  During the nine months ended March 31, 2011 the Company recognized net income and positive cash flows from operations of $75,000 and $857,000, respectively, enabling the Company to fund its operations from current period operating cash flows and resulting in cash on hand of $1,400,000 at March 31, 2011.  The Company expects to continue to fund its operations during fiscal 2011 with cash flows from operations.  The Company will continue to focus on sales and expense management during fiscal 2011 and expects continuing improvement in profits in the near and medium term.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for our customers.  We expect capital expenditures and any future acquisitions will be funded with available cash, public or private sales of debt or equity securities, or borrowing from commercial banks and/or third parties; however there is no assurance that such financing will be able to be obtained when needed at desirable rate which could affect our success in achieving any or all of our initiatives.  Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by (used in) operating activities is net income or loss adjusted for certain non-cash items and changes in assets and liabilities.  For the nine months ended March 31, 2011, cash provided by operations was $857,000 compared to cash used in operations of $389,000 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, net income (loss) plus non-cash items provided was $884,000 compared to $166,000 used for the same period last year.  Changes in operating assets and liabilities used cash of $27,000 and of $223,000 for the nine months ended March 31, 2011 and March 31, 2010, respectively.

Cash used in investing activities totaled $322,000 for the nine months ended March 31, 2011 which relates primarily to the deployment of new wireless broadband Internet infrastructure and cash paid for subscriber acquisitions. Cash used in investing activities totaled $251,000 for the nine months ended March 31, 2010, which related to the deployment of new wireless broadband Internet infrastructure.

Cash used in financing activities, totaled $345,000 and $502,000 for the nine months ended March 31, 2011 and March 31, 2010, respectively, and consisted of principal payments on debt and capital leases.

Cash on hand increased by $190,000 during the nine months ended March 31, 2011.  At March 31, 2011, cash on hand was $1,400,000 compared to $1,210,000 at June 30, 2010.    We believe our continued efforts to improve the quality and efficiency of our operations over the past few months along with additional value-added services such as desktop video conferencing and VoIP may lead to a more rapid rate of growth and an increase average revenue per user and result in improved cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 10, 2011 and February 18, 2011, the Company granted stock options to certain employees of the Company to purchase 50,000 and 250,000 shares of Common Stock, respectively, at an exercise price of $0.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  These stock options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuances of the stock options were transactions by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the recipients of the stock options are Company insiders and are sophisticated, knowledgeable and experienced investors and (ii) the stock options were issued through direct negotiations and did not involve general solicitation.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
32.1	Section 1350 Certification of William E. Ladin, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: 05/13/11
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: 05/13/11
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Acting Chief Financial and Chief Accounting Officer