Form 10-K
period 2011-06-30
INTERNET AMERICA INC
filed 2011-09-27
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2011
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number 000-25147

Internet America, Inc.
(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10930 W. Sam Houston Pkwy., N., Suite 200	77064
Houston, Texas	(Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Common Stock on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $2,676,730 ($0.16 per share).  Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

The number of shares of common stock of the registrant outstanding as of September 26, 2011 was 16,729,562.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INTERNET AMERICA, INC

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2011

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement" and elsewhere in this Report.

PART I

Item 1. Business

General

Internet America, Inc. (the “Company,” “Internet America” or “we”) is an Internet service provider ("ISP") focused on providing wireless high-speed broadband Internet in rural markets primarily to residential and secondarily to business subscribers, serving approximately 24,800 total subscribers in Texas as of June 30, 2011. Our corporate headquarters are located in Houston, Texas, where our executive functions, call center and network monitoring exist. We are a corporation organized under the laws of the state of Texas that was formed in 1995.

We offer broadband services to customers within our network footprint of sparse rural areas, most without the use of terrestrial lines, allowing us to cover our rural market areas at a fraction of the cost of terrestrial based broadband provided by cable modems or digital subscriber lines (“DSL”).  Because of our flexibility and lower costs, we are able to offer broadband Internet to communities and rural areas that would otherwise have little or no access to the internet other than over dial-up telephone lines.

Business Strategy

We have designed our business strategy to accommodate revenue growth with relatively small increases in operating expenses in our existing geographical areas. We continue to increase the capacity and quality of our networks. During fiscal 2012, we expect to increase investment in marketing rural wireless broadband in existing areas to increase the number of new residential and commercial subscribers.

We are positioned today to drive our vision of delivering high speed broadband services in the United States; however, our major focus has remained in the Texas area to date. We believe our continued efforts to increase our subscriber base will yield improvements in profitability and cash flow from operations. Because of our efforts to improve the quality and efficiency of our operations over the past 18 months, we have remained EBITDA positive throughout the economic slowdown and believe that we are well positioned to withstand a continuing economic slowdown and to capitalize on growth possibilities.

Management considers the acquisition of rural wireless Internet service providers (“WISPs”) a potential method of increasing subscriber count, geographic reach and recurring revenue.  However, potential acquisitions will only be considered if they do not jeopardize continued positive EBITDA, they have a clear path to integration and they will have positive cash flow immediately from the date of acquisition. There is no guarantee that we will make significant or numerous acquisitions.

Industry

The access networks which Internet America operates successfully are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Houston, Victoria and San Antonio.  In addition to the growth of the wireless subscriber base through acquisitions of smaller WISPs, the Company has organically expanded its wireless subscriber base by focusing on providing services in specifically targeted underserved “micro-markets” consisting primarily of subdivisions and other small geographic areas with favorable demographics and population density.

Services

We offer Internet services tailored to meet the needs of both residential and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, web hosting, co-location and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our residential subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term.

Wireless Broadband Internet Access.  Our wireless Internet access package includes basic Internet and e-mail access. Available value-added services include additional e-mail accounts and personal web sites.

High Speed Connectivity; DSL Services.  Our DSL products provide high-speed Internet access over existing telephone lines and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an "always on" connection thereby removing wait times associated with dialing into a network.

Commercial Services.  Internet America offers a comprehensive line of commercial-grade business services. Broadband connectivity offerings include Metro Ethernet from 3Mbps to 100Mbps, full and fractional T3/DS-3 and T1/DS-1 leased lines, commercial fixed wireless (licensed and unlicensed) and commercial DSL. We also provide Tier-1 and Tier-2 Colocation services in Stafford, Victoria and China Grove, Texas under single-server, half-cabinet and full-cabinet plans.

Dial-Up Internet Access.  Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, FTP and USENET news access.

Customer Care

Individuals accessing the Internet have many different operating systems, hardware and network configurations, coupled with varying levels of computer sophistication. Consequently, our customer care department must be able to efficiently and effectively address:

•	Problems affecting a variety of hardware systems;
•	Start-up and other basic problems of new subscribers or new Internet users;
•	Highly technical issues that sophisticated users may encounter; and
•	Operating system defects and workarounds.

Our customer care employees work out of the corporate office in Houston, Texas. They resolve support calls of all levels of technical difficulty with a focus on quality and one call resolution. Customer care is available to subscribers during extended business hours, typically until 8 p.m. on weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.

Marketing

Our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events and advertising as well as outside and inside sales agents to create brand and service awareness in these areas.  We do not use mass-marketing tools or tactics such as television due to our focus on very specific geographic areas.

Infrastructure

Our network provides subscribers with local dial-up Internet access in Texas, nationwide broadband (“DSL”) access in all major metropolitan areas, as well as dial-up access in many tier 2 and tier 3 cities. Our wireless network is limited to specific areas identified as underserved markets in which we have chosen to establish the required network components.

Wireless Broadband Internet Access.  The network is designed to deliver up to 50 Mbps to subscribers.  The network is fully open and does not restrict access to any lawful Internet applications or content.

Network Description.  The current access networks are connected via leased lines which range in speed from 1.55 Mbps to 400 Mbps. From these local Points of Presence (“POPs”), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 20Mbps to 300Mbps. Access towers are then used to distribute bandwidth to approximately 7,900 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (900Mhz, 2.4Ghz, 3.65Ghz, 5.2Ghz and 5.8Ghz). Our POPs are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Houston, Victoria and San Antonio.

Internal Network Infrastructure. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of potential single points of failure. Speed is achieved through the deployment of clustered systems, aggressive network capacity planning and upgrades, diverse network architecture, multiple diverse Internet backbone connections and 'most-direct-route' network topology.  Additional available speed is being provided by greater bandwidth sizes and installation of higher speed capacity radios and back hauls.  Automated software tools remotely monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure and transmit alerts to both Virtual Communications Center (“VCC”) personnel and local field employees. This alert system includes an automated escalation path for notification of supervisors based on type of alert and time lapsed. Our VCC is staffed 365 days a year and communicates with external service providers when needed. Other software tools, such as statistical analysis software, are used by the Company to provide data about the quality of service most subscribers are experiencing, as well as information to identify the need for additional bandwidth and services in an efficient and proactive manner.  These centralized monitoring systems allow for scalable monitoring and enhanced customer service.

Internet America’s core network is located in a secure leased cage at a SAS 70 Type II compliant data center located in Houston, Texas.  This facility, which has fully redundant power and cooling, is constructed to withstand category 5 hurricane conditions.  Currently, our core network Router/Switch hardware includes a pair of Cisco 6509 switch/routers that provide fully-redundant routing between our 900Mbps of upstream Internet Access across three separate Internet Service Providers.

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

Technology and Development

The wireless broadband Internet sector continues to grow due to technology improvements and increasing customer demand.  Demand has increased due to the increase in the number of internet software applications, an increased number of equipment vendors for wireless equipment and software developments for license-exempt spectrum.  Our success in managing our customer base is dependent on our network management and customer contact systems.  We believe that our existing systems provide an advantage when managing markets across disparate geographical areas.

Additionally, we are committed to developing and maintaining fast, redundant and low latency data-communications networks in order to provide connectivity services to our subscribers, and, as new services are introduced, we believe our customers will quickly be able to adopt our new offerings on the infrastructure on which our network is deployed.

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than on our proprietary intellectual property rights. However, our success and ability to compete are dependent in part upon such proprietary intellectual property rights. We primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “Airmail.net," "Airnews.net," and “PDQ.net” are registered service marks of Internet America or its subsidiaries.  As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

There can be no assurance that the steps we take to protect our proprietary intellectual property rights will be adequate to prevent the misappropriation of our technology or that our competitors will not independently develop technologies and services that are substantially equivalent or superior to ours.

Competition

The Internet services market is extremely competitive in every segment (dial-up, wired broadband and wireless).

In the dial-up segment, where we have approximately 4,400 subscribers, there are no substantial barriers to entry.  We anticipate dial-up subscribers will continue to decline as more subscribers, business and residential, convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 1,200 subscribers) or cable-modem, is extremely competitive. The markets we serve have been flooded with DSL, cable and wireless offers from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices than we offer.

We rely on local loop providers with whom we compete in order to provide DSL services to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers.  Furthermore, other methods of broadband delivery which we do not currently offer, such as cable transmission, may be more successful than DSL.

In the wireless segment, while there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e., those areas where there is less competition or technically inferior services available).  We believe competition in these areas is generally from locally owned wireless broadband operators who lack our operating scale and monitoring systems.  These operators generally have significantly higher prices and/or inefficient operations.

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and service, effective customer support and access to capital.  Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services) than we have.  Increased competition for users of Internet services may result in lower subscriber growth rates or continued subscriber loss.  Competitors may charge less than we do, causing us to reduce, or preventing us from raising, our fees.  As a result, our business and revenues may suffer.  We currently compete or expect to compete with the following types of Internet access providers:

• National online service providers, such as Time Warner and MSN;
• National telecommunications providers, such as AT&T Mobility, Qwest Communications, Verizon Wireless and Sprint Nextel;
• Numerous regional and local ISPs and WISPs;
• Computer hardware and software companies and other technology companies, such as Microsoft and Dell;
• Cable operators, such as Suddenlink Communications, Cox Communications and Comcast;
• Fixed wireless communications companies;
• Satellite companies;
• Electric utility companies; and
• Cellular and PCS services.

Government Regulation

Internet America is not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other federal or state agency other than regulations applicable to businesses and public companies generally.  The FCC classifies Internet access providers as “information service providers” rather than regulated “telecommunications providers” under the 1996 Telecommunications Act.  As such, we are not subject to regulations that apply to telephone companies and similar carriers.  However, as we provide Internet access delivered via DSL or wire line broadband technology which transmits internet service over public telephone lines, these transmissions are governed by regulations and policies of the FCC establishing charges, terms and conditions.  Changes in the FCC’s policies relating to the classification of telecommunications services and information services could have a material adverse effect on our business.

Certain wireless broadband services are subject to regulation by the FCC.  At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services and many aspects of intrastate telecommunications.  States and local municipalities may also regulate many aspects of intrastate telecommunications.  Broadband Internet-related regulatory policies are continuing to develop, and it is possible that our services could be subject to additional regulations in the future.  The extent of such regulations and their impact on our business and our ability to compete are currently unknown.

The FCC has determined that Internet access providers utilizing DSL technology provide “information services functionally integrated with a telecommunications component”.  Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis or some combination of both. Internet America currently has approximately 1,200 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers.  Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating or extending our contracts with these providers at favorable prices.

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

The FCC regulates certain spectrum bands in which the Company and its competitors operate and can make additional spectrum available for use or change the way existing spectrum is used. Internet America has obtained FCC approval to operate on a 3.65 GHz band on a nationwide, non-exclusive basis and has been, and may in the future be, required to apply for licensing to operate in other spectrum or markets. The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In order to promote competition, licenses may also require that third parties be granted access to the Company’s bandwidth, frequency capacity, facilities or services.

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

Internet America received a federal loan commitment from the United States Department of Agriculture Rural Utilities Service (“RUS”) to provide financial assistance for the expansion of broadband services in rural areas, which requires the Company to follow certain procedures and regulations including those outlined in RUS Bulletin 1738-2.

Due to the increasing popularity and use of the Internet and the new government programs designed to expand the Internet market, it is possible that additional laws, regulations, taxes and/or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2011, we employed 35 people, all of whom were full-time employees.  None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where our executive functions, call center and network monitoring exist. This 7,900 square foot facility is leased through May 2013.

The Internet America core network is located in a secure leased cage at a SAS 70 Type II compliant data center. Our lease at this facility will renew or expire in February 2012.  Additionally, we lease 1,875 square feet of office space in Stafford, Texas which is used as a Data Center facility for non-core systems and commercial customer services.

 We own property consisting of 0.13 acres located at 901 N. Cameron in Victoria, Texas, an office building and a tower used in connection with our wireless operations in Southwest Texas. We believe that all of our facilities are adequately maintained and insured and are suitable for their present use.

Item 3. Legal Proceedings

We are involved from time to time in routine disputes and legal proceedings occurring in the ordinary course of business.  Management believes these matters, individually and in the aggregate, are immaterial to our financial condition, results of operations and cash flows.  At this time, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject other than such ordinary routine legal proceedings incidental to our business.

Item 4.  [Removed and Reserved]
PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol GEEK.OB.  The following table shows the high and low bid quotations (per share) of our common stock for the periods indicated as reported on the OTC Bulletin Board.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2011:
Fourth Quarter	$0.30	$0.22
Third Quarter	0.40	0.22
Second Quarter	0.35	0.11
First Quarter	0.35	0.20
Fiscal Year Ended June 30, 2010:
Fourth Quarter	$0.50	$0.25
Third Quarter	0.40	0.32
Second Quarter	0.52	0.30
First Quarter	0.50	0.15

At September 26, 2011, there were 231 holders of record of our common stock.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of our shareholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then current conditions they deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,516,444	$0.40	483,556

Equity compensation plans not approved by security holders	-	-	-

Total	1,516,444	$0.40	483,556

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in revenue from other Internet services resulting in greater operating losses in future periods,  (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) acts of God and other events outside our control, such as hurricanes and other dangerous weather conditions, fires and lightning, could damage or destroy our facilities and network infrastructure, (10) we may be accused of infringing upon the  intellectual property rights of third parties, which will be costly to defend and could limit our ability to use certain technologies in the future, (11) government regulations could force us to change our business practices, (12) we may be unable to hire and retain qualified personnel, including our key officers, (13) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and, if available, we may not successfully integrate those acquisitions into our operations, (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (15) our stock price has historically been thinly traded and volatile and may continue to be thinly traded and volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

Overview

We are a Wireless ISP (Internet Service Provider) that is focused on providing high-speed broadband Internet in rural underserved and non-served markets wirelessly. At June 30, 2011, we served approximately 7,900 wireless broadband Internet subscribers and 24,800 total subscribers in Texas. A subscriber represents an active, billed service.  (One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.) The Company derives substantially all of its revenues from Internet access services and related fees. A decline in non-wireless subscribers and revenues is expected and will continue primarily due to our dial-up customers migrating to higher speed products in metropolitan areas.

During fiscal 2011, we continued to focus on quality process implementation including investing in infrastructure upgrades, management development and simplified internal systems and procedures.  During fiscal 2011, we were able to increase our overall bandwidth at a lower total cost and upgrade significant portions of our infrastructure so that we could deliver bandwidth to our customers faster and more reliable.   These efforts improved productivity and customer satisfaction, reduced customer churn and resulted in improved adjusted EBITDA for the year. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, impairment loss, stock-based compensation expense and loss or gain on the transfer of assets) for fiscal 2011 increased 671% to approximately $1,218,000 as compared to adjusted EBITDA of approximately $158,000 for fiscal 2010. Based on present operations, we expect continued upward trend in adjusted EDITDA during fiscal 2012.

During fiscal 2011, we continued the development of our flat organization where the people who do the work are empowered to make the decisions.  We found this flat operating structure to be an effective one for our company.  We are very proud of the Internet America team where each member is both empowered and enthusiastic about building a financially strong company that is focused on topline growth.

Cash at June 30, 2011 increased by approximately $300,000 to $1,500,000 compared to cash at June 30, 2010 of approximately $1,200,000.  This 25% increase came after a $444,000 reduction in existing debt, net investments of $305,000 in capital upgrades and additions and an investment of $108,000 in a small acquisition during the fiscal 2011.

Effective cash management and efforts to improve the quality and efficiency of our operations over the last few years has positioned us well to withstand a continued economic slowdown and to capitalize on growth possibilities through internal growth and acquisitions. We believe that we have sufficient capital resources and cash on hand to withstand either a short or prolonged economic downturn.  While we expect to see continuing earnings improvement in the near term, we have now turned our major focus to increasing revenues through internal growth of wireless operations using both our inside and outside sales force.

Results of Operations
Year Ended June 30, 2011 Compared to June 30, 2010

The following table shows financial data for the years ended June 30, 2011 and 2010. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30,
	2011		% of Revenues	2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services		$6,979	100.0%	$7,246	97.7%
Other		-	0.0%	174	2.3%
TOTAL REVENUES		6,979	100.0%	7,420	100.0%
OPERATING EXPENSES:
Connectivity and operations		4,260	61.0%	4,930	66.4%
Sales and marketing		209	3.0%	310	4.2%
General and administrative		1,327	19.0%	2,131	28.7%
Recovery of bad debt		(1)	0.0%	(2)	0.0%
Depreciation and amortization		1,043	14.9%	1,012	13.6%
Goodwill impairment loss		376	5.4%	-	0.0%
Loss from transfer of assets		26	0.4%	-	0.0%
Gain from restructuring of debt		-	0.0%	(52)	(0.7	) %
TOTAL OPERATING EXPENSES		7,240	103.7%	8,329	112.3%
OPERATING LOSS		(261)	(3.7)%	(909)	(12.3)%
INTEREST INCOME		(6)	(0.1)%	(10)	(0.1	) %
INTEREST EXPENSE		48	0.7%	82	1.1%
NET LOSS		$(303)	(4.3)%	$(981)	(13.2)%
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST		$-	0.0%	$(1)	(0.0)%
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.		$(303)	(4.3)%	$(980)	(13.2)%
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$	(0.02)		$(0.06)
OTHER DATA:
Adjusted EBITDA (1)		$1,218		$158
Adjusted EBITDA margin(2)		17.5%		2.1%
CASH FLOW DATA:
Cash flow provided by (used in) operations		$1,160		$(258)
Cash flow used in investing activities		$(414)		$(328)
Cash flow used in financing activities		$(444)		$(626)
Reconciliation of net loss to Adjusted EBITDA loss:
Net Loss		$(303)		$(981)
Add:
Depreciation and amortization		1,043		1,012
Impairment loss		376		-
Stock compensation		34		55
Interest expense		48		82
Loss from transfer of assets		26		-
Less: Interest income		(6)		(10)
Adjusted EBITDA(1)		$1,218		$158

(1) Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, impairment loss, transfer of assets and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance.  Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.
(2) Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue.  Total revenue decreased by $441,000, or 5.9%, to $6,979,000 in fiscal 2011 from $7,420,000 in fiscal 2010. The Company’s subscriber count decreased by 1,100, or 4.3%, to 24,800 as of June 30, 2011 compared to 25,900 as of June 30, 2010.  Wireless broadband Internet revenue increased by $189,000 to $4,882,000 in fiscal 2011 compared to $4,693,000 in fiscal 2010.  This increase in wireless broadband Internet revenue was offset by the decrease in dial-up Internet subscriber counts and related revenue of $456,000, which was attributed to the loss of dial-up customers moving to other high-speed providers’ broadband service.  In addition, effective July 1, 2010, the Company transferred its messaging business assets to Cynthia and Mark Ocker, which assets generated $174,000 of revenue during fiscal 2010.

Connectivity and operations.  Connectivity and operations expenses decreased by $670,000, or 13.6%, to $4,260,000 in fiscal 2011 from $4,930,000 in fiscal 2010. Salaries, wages and related personnel costs decreased by $401,000 in fiscal 2011 as compared to fiscal 2010 primarily due to the reduction in headcount to streamline our efficiencies gained from quality process initiatives.  Data and telecommunications expense decreased by $152,000 in fiscal 2011 as compared to fiscal 2010 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers.    Expensed assets decreased by $101,000 in fiscal 2011 as compared to fiscal 2010 due to decreases in supplies, installation costs and repairs.  Other expenses decreased by $33,000 in fiscal 2011 as compared to fiscal 2010 primarily due to a one-time cost to transfer email services to a hosted outsource service provider incurred during fiscal 2010.

The previously discussed decreases in fiscal 2011 expenses were partially offset by an increase in tower lease costs of $16,000 for fiscal 2011 compared to fiscal 2010 due to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates.  Travel and mileage increased slightly by $1,000 in fiscal 2011 compared to fiscal 2010.

Sales and marketing.  Sales and marketing expenses decreased by $101,000, or 32.6%, to $209,000 in fiscal 2011 from $310,000 in fiscal 2010.   Salaries, wages and related personnel costs decreased by approximately $80,000 in fiscal 2011 compared fiscal 2010, which is attributable mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives.  Advertising expense decreased by $37,000 in fiscal 2011 compared to fiscal 2010 primarily due to the Company bringing all direct advertising related expenses in-house to streamline cost and focus on all improved or enhanced network areas.

The previously discussed decreases in fiscal 2011 expenses were partially offset by an increase in other sales and marketing expenses of $16,000 in fiscal 2011 due to the addition of an outside sales manager in April 2011 to provide an additional sales drive for Internet America wireless Internet.

General and administrative.  General and administrative expenses decreased by $804,000, or 37.7%, to $1,327,000 in fiscal 2011 from $2,131,000 in fiscal 2010.  Salaries and wages decreased $281,000 in fiscal 2011 compared to fiscal 2010 primarily due to a reduction in the number of employees.  Professional and consulting fees decreased by $251,000 in fiscal 2011 compared to fiscal 2010 primarily due to declining consulting fees paid to contract labor for telex messaging services and outside consulting fees paid to assist with operational duties.  In addition, the Company incurred a non-recurring expense in fiscal 2010 totaling $120,000 in connection with our application for a grant under the ARRA to expand access to broadband into areas in Southeast Texas adjacent to existing operations.  Other costs decreased by $56,000 in fiscal 2011 compared to fiscal 2010 primarily due to decreased bank fees and miscellaneous office expenses.  Facilities costs decreased by $49,000 in fiscal 2011 compared to fiscal 2010 primarily due to the renegotiation of our phone system lease contract and the closing of storage facilities.  Telecommunications expense decreased by $26,000 in fiscal 2011 compared to the fiscal 2010 due to changes in the Company’s cell phone plan.  A net decrease in stock compensation expense and directors fees of $23,000 in fiscal 2011 compared to fiscal 2010 was due to the continued vesting of stock options and termination of employment of some grantees.  Insurance costs decreased slightly by $2,000 in fiscal 2011 compared to fiscal 2010.  The aforementioned decreases in fiscal 2011 expenses were offset slightly by an increase in travel and mileage expenses of $4,000 in fiscal year 2011 compared to fiscal 2010.

Provision for bad debt expense. Recovery for bad debt expense decreased by $1,000 for fiscal 2011 as compared to fiscal 2010.  Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due.  We fully reserve for account balances more than 90 days past due, which resulted in a de minimis allowance for uncollectable accounts at June 30, 2011 and June 30, 2010.

Depreciation and amortization.  Depreciation and amortization expense increased by $31,000, or 3.1%, to $1,043,000 in fiscal 2011 from $1,012,000 in fiscal 2010.  The decrease of $14,000 in amortization expense in fiscal 2011 as compared to fiscal 2010 was more than offset by the increase in depreciation expense of $45,000 in fiscal 2011 as compared to fiscal 2010.  The increase in depreciation expense is due to the improvement of the Company’s wireless broadband Internet network partially offset by the decrease in fully depreciated assets still in use.  The decrease in amortization expense of acquired subscriber costs is the result of early wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized during the prior year period, partially offset by amortization of subscriber acquisition costs related to the acquisition of subscribers during February 2011.

Impairment loss.  Goodwill was recorded in the acquisition of NeoSoft, Inc. in 1998 and PDQ.Net, Inc. in 1999, whose dial-up subscribers have continued to decline. During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $376,000 and $0, respectively.

Loss from transfer of assets.  During July 2010, the former owners of TeleShare surrendered their noncontrolling interest in Teleshare to the Company in exchange for $25,000 of certain assets of Teleshare, net of certain liabilities of TeleShare assumed by such former owners. The Company recognized a loss of $26,000 on the transfer of these assets.

Gain from restructuring of debt.  Gain from restructuring of debt totaled $52,000 for fiscal 2010, which was recorded when the Company amended the notes it issued in connection with the acquisition of TeleShare to extend the payment terms and reduce the interest rate and carrying value slightly, resulting in a one-time gain.  There was no gain or loss from the restructuring of debt in fiscal 2011.

Interest (expense); Interest income.   For fiscal 2011 and 2010, the Company recorded interest expense of $48,000 and $82,000, respectively.  The $34,000 decrease in interest expense primarily resulted from the reduction in the Company’s long-term debt. For fiscal 2011 and 2010, the Company recorded interest income of $6,000 and $10,000, respectively. The $4,000 decrease in interest income was due to lower interest rates.

Liquidity and Capital Resources

We have historically financed our operations primarily through (i) cash flow from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.  During the year ended June 30, 2011, the Company recognized positive cash flow from operations of $1,160,000, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $1,500,000 at June 30, 2011.  The Company expects to continue to fund its operations with cash flow from operations.  The Company will continue to focus on sales and expense management and expects continuing improvement in profits in the near and medium term.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for our customers.  We expect that capital expenditures and any future acquisitions will be funded with available cash, public or private sales of debt or equity securities or borrowing from commercial banks and/or third parties; however, there is no assurance that such financing will be able to be obtained when needed on desirable terms, which could affect our success in achieving any or all of our initiatives.  Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by (used in) operating activities is net income (or loss) adjusted for certain non-cash items and changes in assets and liabilities.  For fiscal 2011, cash provided by operations was $1,160,000 compared to cash used in operations of $258,000 for fiscal 2010. For fiscal 2011, net loss plus non-cash items was $1,177,000 compared to $65,000 for fiscal 2010.  Changes in operating assets and liabilities used cash of $17,000 and $323,000 for the years ended June 30, 2011 and June 30, 2010, respectively.

Cash used in investing activities totaled $414,000 for fiscal 2011 and relates primarily to the deployment of new wireless broadband Internet infrastructure and cash paid for subscriber acquisitions. Cash used in investing activities totaled $328,000 for fiscal 2010 and related to the deployment of new wireless broadband Internet infrastructure.

Cash used in financing activities totaled $444,000 and $626,000 for the years ended June 30, 2011 and 2010, respectively, and consisted of principal payments on debt and capital leases.

Cash on hand increased by approximately $300,000 during fiscal 2011.  At June 30, 2011, cash on hand was approximately $1,500,000 compared to approximately $1,200,000 at June 30, 2010.    We believe our continued efforts to improve the quality and efficiency of our operations over the past eighteen months will lead to improved cash flow from operations.

The following are the Company’s contractual cash obligations, as of June 30, 2011, for the periods indicated below:

		Payments Due During the Year Ended June 30,
	Total	2012	2013	2014	2015	2016	Thereafter
Connectivity contracts	$394,342	$377,842	$16,500	$-	$-	$-	$-
Operating leases	1,132,094	482,996	371,889	164,005	78,173	27,431	7,600
Long-term debt	1,021,084	486,241	230,020	181,500	123,323	-	-
	$2,547,520	$1,347,079	$618,409	$345,505	$201,496	$27,431	$7,600

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income and net income as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements:

•	Revenue recognition;
•	Accounting for income taxes; and
•	Intangible assets

Revenue recognition

Income from providing Internet related services is recognized when earned.  We charge a recurring subscription fee to our subscribers and recognize revenues when they are earned, which generally occurs as the service is provided.  The service subscriptions are generally billed in advance for periods of monthly, quarterly, semiannually or annually.  Payments received in advance for subscriptions are deferred and recognized as the services are provided.  Installation and setup fees are billed at the time of installation and deferred over the estimated expected life of the customer.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax (benefit) expense line item in our statement of operations.

The deferred tax asset as of June 30, 2011 of approximately $15 million is fully reserved due to continued tax losses since inception of the Company.  Additionally, due to continued customer losses, it is unclear whether the Company will be able to generate taxable income in the future.  The valuation allowance is based on our historical, and estimates of future, taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record a deferred tax benefit which could materially impact our financial position and results of operations.

Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, goodwill is no longer required to be amortized but is subject to at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment model is a two-step process.  The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test is judgmental in nature and often involves significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 5.85% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth or attrition rate.

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $376,000 and $0, respectively, related to potential reduction in future cash flows as subscriber decline continued. We are required to make estimates regarding the undiscounted cash flow projections of the Company when testing for potential impairment.  An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable but which are inherently unpredictable and uncertain. The impairment amounts recorded by the Company are presented as an impairment loss line item on our consolidated statement of operations and reduction of the goodwill line item on our consolidated balance sheet.

We are required periodically to review the estimated useful lives of our intangible assets. There was no change to the estimated useful lives of our intangible assets during fiscal 2011 or 2010 as a result of our review.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements of Internet America and its consolidated subsidiaries are attached hereto as pages F-1 through F-15 and include our Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, our Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows for each of the two years ended June 30, 2011 and 2010 and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2011was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer.  Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that, as of June 30, 2011, the design and operation of our disclosure controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors and executive officers.  Mr. Ladin is our only executive officer.

NAME	AGE	POSITION	DIRECTOR SINCE/ CLASS OF DIRECTOR (1)

William E. (Billy) Ladin, Jr.	70	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer and Chief Accounting Officer	January 2000 / (Class I)

Justin McClure	47	Director	April 2004 / (Class II)

Steven G. Mihaylo	67	Director	December 2007 / (Class III)

Ambassador John N. Palmer	76	Director	February 2005 / (Class I)

Troy LeMaile-Stovall	47	Director	April 2004 / (Class III)

(1)  Each director is elected for a term expiring at the Annual Meeting of Shareholders held in the third year after his election, or upon the election and qualification of his successor.  In the absence of an Annual Meeting of Shareholders, the terms of the directors whose terms were to expire in those years are extended for another year. Because the Company has not held an Annual Meeting of Shareholders since 2007, all directors will be elected at the next Annual Meeting of Shareholders that is held by the Company.

William E. (Billy) Ladin, Jr.  Mr. Ladin became Chief Executive Officer and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman and as a director of the Company since January 2000. He joined the Company in connection with its acquisition of PDQ.Net, a Houston-based Internet service provider that Mr. Ladin formed in 1997. Mr. Ladin has served as the Company’s acting Chief Financial Officer and Chief Accounting Officer since March 2010.  Mr. Ladin served as Chief Executive Officer of PDQ.Net until its acquisition by the Company.

Justin McClure.  Mr. McClure currently serves as President of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm which he joined in 1999. Additionally, Mr. McClure serves as Chairman of TelNet, Ltd., a telecommunications holding company based in Hamilton, Bermuda.  Prior to joining GulfSouth Capital, Inc., Mr. McClure practiced telecommunications law with the Washington, D.C. firm of Lukas, Nace, Gutierrez and Sachs with an emphasis on wireless telecommunications. Mr. McClure is the son-in-law of Ambassador Palmer.

Steven G. Mihaylo.  Mr. Mihaylo founded Inter-Tel (Delaware), Incorporated and served as its Chief Executive Officer from July 1969 until February 2006. He also served as Chairman of the Board of Inter-Tel from July 1969 through October 1982 and again from September 1983 through July 2005. Mr. Mihaylo continued to serve as a member of the Inter-Tel Board of Directors after he stepped down from his position as Chairman through March 2006 and again from May 2006 through August 2007.   Mr. Mihaylo is currently chairman and CEO of Crexendo, Inc. currently listed on the American Stock Exchange.

Ambassador John N. Palmer. Ambassador Palmer currently serves as Chairman of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm which he founded in 1999. In October 2001, Ambassador Palmer was confirmed by the U.S. Senate as the Ambassador to Portugal and served in such capacity until his term ended in September 2004. Prior to that, he served as Chairman of SkyTel from 1989 until 1999.

Troy LeMaile-Stovall.  Mr. LeMaile-Stovall currently serves as Executive Vice President and Chief Operating Officer at Howard University, a position he has held since January 2010.  Previously, he served as Senior Vice President, Finance & Operations for Jackson State University in Jackson, Mississippi (“JSU”) from 2004 through 2009. Prior to joining JSU, Mr. Stovall founded LeMaile Stovall LLC, a management consulting/advisory/interim senior management firm in 2001. Prior to 2001, Mr. Stovall served as the Chief Executive Officer of GulfSouth Capital, Inc., a Jackson, Mississippi based private investment firm.

In connection with our acquisition of PDQ.Net in November 1999, the Company agreed to use its reasonable best efforts to cause Mr. Ladin to be elected to its Board of Directors for so long as Mr. Ladin and Ambassador Palmer collectively own more than 5% of the Company’s outstanding Common Stock.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including the Company’s Chief Executive Officer. The text of the code of ethics is posted on the Company’s website at http://www.internetamerica.com behind the “Investor Relations” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on its review of the copies of such forms and representations from certain reporting persons that they were not required to file Forms 5 for fiscal 2011, the Company believes that all of its officers, directors and 10% shareholders complied with all Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal 2011.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure, LeMaile-Stovall and Mihaylo each of whom is independent as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Stovall serves as a financial expert as defined in Item 407(d) (5)(2) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation

Fiscal 2011 Summary Compensation Table

The following table sets forth information regarding compensation paid for services rendered in all capacities to Internet America to our only executive officer, who serves as our Chief Executive Officer and as our Acting Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officer”) for the fiscal years indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	2011	$151,000	-	$15,916	(2)	-	$166,916
Chairman of the Board,	2010	$178,000	-	$2,500	(3)	-	$180,500
Chief Executive Officer and Acting Chief Financial Officer and Chief Accounting Officer

(1)
Option award value is calculated using the Black Scholes pricing model with the following assumptions for options awarded for fiscal 2011 and 2010, respectively: option term of 4.75 and 4.00 years, volatility of 348% and 358%, risk-free interest rates of 2.30% and 2.46%, forfeiture rate of 50% and 8% and an expected dividend yield of zero.

(2)
In fiscal 2011, Mr. Ladin received ten-year options to purchase 300,000 shares of common stock at an exercise price of $0.30 per share, which options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the common stock for a period of 30 consecutive trading days averages $1.00 per share or more.

(3)
In fiscal 2010, Mr. Ladin received ten-year options to purchase 50,000 shares of common stock at an exercise price of $0.50 per share, which options vested as follows: 25% on date of grant and 25% of each anniversary thereof.

We do not have any written employment agreement or arrangement with our Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2011 held by the Named Executive Officer. No options were exercised by the Named Executive Officer in fiscal 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	200,000	-	$0.50	05/30/2017
	25,000	25,000	$0.50	10/23/2019
	-	300,000	$0.30	02/18/2021

Director Compensation

The following compensation was paid to our non-employee directors for their service during fiscal 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)

Justin McClure	$16,125	$2,653	$-	$18,778

Steven G. Mihaylo	$15,625	$2,653	$-	$18,278

Ambassador John N. Palmer	$13,625	$2,653	$-	$16,278

Troy LeMaile-Stovall	$15,750	$2,653	$-	$18,403

(1) Option award value is calculated using the Black Scholes pricing model with the following assumptions: option term of 4.75 years, volatility of 348%, risk-free interest rates of 2.25%, forfeiture rate of 50% and an expected dividend yield of zero.

Non-employee directors are paid an annual cash fee of $12,000 for their service as members of the Board of Directors plus additional fees of $250 per hour for their attendance at each video meeting of the Board of Directors and $1,000 for their attendance at each in-person meeting of the Board of Directors.  In addition, members of the Audit Committee are paid $500 per attendance at meetings of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 27, 2011, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) our Named Executive Officer, (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned	Right to Acquire Beneficial Ownership of Common Stock within 60 days of September 27, 2011 (2)	Total Common Stock Deemed to be Beneficially Owned	Percentage of Common Stock Beneficially Owned (3)	Percentage of Preferred Stock Beneficially Owned	Percentage of Voting Securities Beneficially Owned (2) (3)
Arnold Schumsky	-	170,648	170,648	170,648	1.0%	6.3%	*
Sanders Childers Trust	-	170,648	170,648	170,648	1.0%	6.3%	*
Stuart Sternberg	-	511,945	511,945	511,945	3.0%	18.8%	2.6%
Named Officers and Directors
William E. (Billy) Ladin Jr.	1,279,758	341,297	578,797	1,858,555	10.7%	12.6%	9.4%
John Palmer (4)	1,305,290	853,242	1,168,595	2,473,885	13.8%	31.4%	12.5%
Justin McClure (5)	618,700	-	104,026	722,726	4.3%	*	3.7%
Steve G. Mihaylo (6)	5,000,000	500,000	734,961	5,734,961	32.8%	18.4%	29.1%
Troy Le-Maile-Stovall	-	-	104,026	104,026	*	*	*

All current directors and executive officers as a group (5 persons)	8,203,748	1,694,539	2,690,405	10,894,153	56.1%	62.3%	53.3%

*  Less than one percent.

(1)
Except as noted below, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)
Includes shares of Series A Preferred Stock since such shares are currently convertible into shares of common stock on a one-for-one basis and which have the right to vote as common stock on an as converted basis.

(3)
Applicable percentage ownership of common stock is based on 16,729,562 shares of common stock issued and outstanding as of September 27, 2011. Applicable percentage ownership of Preferred Stock is based on 2,718,428 shares of Series A Preferred Stock outstanding on September 27, 2011. Applicable percentage ownership of voting securities is based on 19,447,990 shares of voting securities issued and outstanding as of September 27, 2011 comprised of the total number of shares of common stock and Preferred Stock outstanding as of September 27, 2011. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of September 27, 2011 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of another person.

(4)
The amounts shown include (i) 776,666 shares of common stock held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer owns a 40% limited partnership interest, (ii) 76,667 shares of common stock and (iii) 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Ambassador Palmer serves as Chairman. Notwithstanding the fact that such holdings are reported in the above table, such reporting shall not be construed as an admission by Ambasador Palmer that he is the beneficial owner of, and Ambassador Palmer disclaims beneficial ownership of, 466,000 of the shares owned by the J.N. Palmer Family Partnership and all of the shares of Preferred Stock owned by GulfSouth.

(5)
The amounts shown for Mr. McClure do not include, and Mr. McClure disclaims beneficial ownership of, the following holdings because he has neither voting power nor investment power of such securities: (i) 155,533 shares of common stock representing the proportionate interest in shares held by J.N. Palmer Family Partnership, in which Mr. McClure’s spouse has a 20% limited partner interest, (ii) 261,900 shares of common stock owned by Mr. McClure’s children and (iii) 76,667 shares of common stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth Capital, Inc. (“GulfSouth”), a private investment firm in which Mr. McClure serves as an officer.

(6)
All shares of common stock are held by The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee. All shares of Preferred Stock are held by Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member.

Equity Compensation Plan Information

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities - Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In connection with the Company’s application for a grant from the Broadband Technology Opportunity Program under the ARRA filed in August 2009, the Company was required to identify a source of funding of a minimum of 20% of the project costs from non-federal sources. In order to meet that requirement, the Company asked Mr. Mihaylo and Ambassador Palmer, both directors of the Company, to furnish documentation regarding their ability to provide the Company’s with such minimum outside capital funding. On September 14, 2009, in consideration for their furnishing that documentation, the Company issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer. The warrants are exercisable for a period of five years from the date of grant at an exercise price of $0.38 per share, which was comparable to the market value on the date of the issuance of the warrants.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure, Mihaylo, Palmer and Stovall are independent directors, as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer and also serves as its Acting Chief Financial Officer and Chief Accounting Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

The firm of Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $89,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2011, for the reviews of our financial statements included in our Forms 10-Q for that fiscal year and for the audit of our subsidiary financial statements for the year ended December 31, 2010. PKF billed us aggregate fees of approximately $97,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2010, for the reviews of our financial statements included in our Forms 10-Q for that fiscal year and for the audit of our subsidiary financial statements for the years ended December 31, 2009 and 2008.

Audit Related Fees, Tax Fees and All Other Fees

There were no audit related fees, tax fees or other fees billed for services rendered by PKF in fiscal 2011 or fiscal 2010.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

Our Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee approved the provision of audit services by PKF for the fiscal year ending June 30, 2011. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2011 and fiscal 2010 were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this Report.

(b)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).

3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5
Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998 and Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

4.1
Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3
Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4
Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32*	Section 1350 Certification of William E. Ladin, Jr.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of September, 2011.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William E. Ladin, Jr. his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board,	September 27, 2011
William E. (Billy) Ladin, Jr.	Chief Executive Officer,
Acting Chief Financial
Officer and Acting Chief
Accounting Officer

/s/ Troy LeMaile-Stovall
Troy LeMaile-Stovall	Director	September 27, 2011

/s/ Justin McClure
Justin McClure	Director	September 27, 2011

/s/ John Palmer
John Palmer	Director	September 27, 2011

/s/ Steven G. Mihaylo
Steven G. Mihaylo	Director	September 27, 2011

INTERNET AMERICA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Internet America, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for the years ended June 30, 2011 and 2010, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas
September 27, 2011

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,512,690	$1,209,915
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $3,967 and $4,438 as of June 30, 2011 and 2010, respectively	54,482	113,936
Inventory	328,881	274,954
Prepaid expenses and other current assets	227,034	411,510
Total current assets	2,129,519	2,016,747

Property and equipment—net	1,406,075	1,791,459
Goodwill—net	2,037,127	2,413,127
Subscriber acquisition costs—net	204,096	327,435
Other assets	17,325	37,879
TOTAL ASSETS	$5,794,142	$6,586,647

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$162,836	$175,505
Accrued liabilities	309,346	409,911
Deferred revenue	764,597	855,675
Current portion of long-term debt	486,241	425,971
Current portion of capital lease obligations	-	28,315
Total current liabilities	1,723,020	1,895,377

Long-term debt, net of current portion	534,843	884,052
Long-term capital lease obligations, net of current portion	-	2,250
TOTAL LIABILITIES	2,257,863	2,781,679

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,718,428 and 2,889,076 issued and outstanding and aggregate liquidation preference of $2,334,605 and $2,213,530, as of June 30, 2011 and 2010, respectively	27,185	28,891
Common stock, $.01 par value: 40,000,000 shares authorized, 16,729,562 and 16,558,914 issued and outstanding as of June 30, 2011 and 2010, respectively	167,296	165,590
Additional paid-in capital	63,022,804	62,989,094
Accumulated deficit	(59,681,006)	(59,377,806)
Total Internet America, Inc. shareholders' equity	3,536,279	3,805,769
Noncontrolling interest in subsidiary	-	(801)
Total shareholders' equity	3,536,279	3,804,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,794,142	$6,586,647

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2011	2010
REVENUES:
Internet services	$6,978,860	$7,246,074
Other	-	173,711
TOTAL REVENUES	6,978,860	7,419,785

OPERATING EXPENSES:
Connectivity and operations	4,259,973	4,930,240
Sales and marketing	208,782	309,743
General and administrative	1,326,606	2,130,800
Recovery of bad debt	(470)	(2,386)
Depreciation and amortization	1,042,909	1,012,421
Goodwill impairment loss	376,000	-
Loss on transfer of assets	26,004	-
Gain from restructuring of debt	-	(51,613)
TOTAL OPERATING EXPENSES	7,239,804	8,329,205

LOSS FROM OPERATIONS	(260,944)	(909,420)
INTEREST INCOME	(6,183)	(10,495)
INTEREST EXPENSE	48,439	81,553

NET LOSS	(303,200)	(980,478)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(801)
NET LOSS ATTRIBUTABLE TO INTERNET AMERICA, INC.	$(303,200)	$(979,677)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	16,684,087	16,580,966

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity

BALANCE, JUNE 30, 2009	2,889,076	$28,891	16,857,031	$168,571	$63,676,806	$(58,398,129)	$-	$5,476,139
Tendered shares in exchange for note	-	-	(298,117)	(2,981)	(742,962)	-	-	(745,943)
Stock compensation expense	-	-	-	-	55,250	-	-	55,250

Net loss	-	-	-	-	-	(979,677)	(801)	(980,478)
BALANCE, JUNE 30, 2010	2,889,076	$28,891	16,558,914	$165,590	$62,989,094	$(59,377,806)	$(801)	$3,804,968
Stock compensation expense	-	-	-	-	33,710	-	-	33,710

Acquisition of non- controlling interest	-	-	-	-	-	-	801	801

Conversion of Preferred Stock to Common	(170,648)	(1,706)	170,648	1,706	-	-	-	-
Net loss	-	-	-	-	-	(303,200)	-	(303,200)
BALANCE, JUNE 30, 2011	2,718,428	$27,185	16,729,562	$167,296	$63,022,804	$(59,681,006)	$-	$3,536,279

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(303,200)	$(980,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,042,909	1,012,421
Goodwill impairment loss	376,000	-
Loss on transfer of assets	26,004	-
Loss on disposal of fixed assets	2,527	31,768
Recovery of bad debt	(470)	(2,386)
Non-cash stock compensation expense	33,710	55,250
Gain from restructuring of debt	-	(51,613)
Changes in operating assets and liabilities:
Accounts receivable	25,791	10,578
Inventory	(53,927)	(19,420)
Prepaid expenses and other current assets	185,533	131,096
Other assets	20,554	15,439
Accounts payable and accrued liabilities	(104,304)	(286,500)
Deferred revenue	(91,078)	(174,098)
Net cash provided by (used in) operating activities	1,160,049	(257,943)
INVESTING ACTIVITIES:
Purchases of property and equipment	(320,686)	(334,701)
Proceeds from sale of property and equipment	15,188	6,880
Cash paid for subscriber acquisitions	(108,211)	-
Net cash used in investing activities	(413,709)	(327,821)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(413,000)	(602,656)
Principal payments of capital leases	(30,565)	(22,929)
Net cash used in financing activities	(443,565)	(625,585)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	302,775	(1,211,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,209,915	2,421,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,512,690	$1,209,915
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$48,237	$83,573
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock shares for long term debt in connection with acquisition	$-	$745,943
Debt issued for subscriber acquisition, net of discount	$111,860	$-
Debt issued for purchase of software and maintenance	$12,200	$-

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2011 and 2010

1. General Information and Summary of Significant Accounting Policies

Internet America, Inc. (the “Company” or “we”) is an Internet service provider (“ISP”) that is focused on providing wireless high-speed broadband internet in rural markets to residential and business subscribers.  The Company was founded in 1995.

Basis of Consolidation — The consolidated financial statements include the accounts of Internet America, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated on consolidation.

Revenue Recognition — Revenues derived from set-up charges are amortized over the expectant life of the customer.  The Company bills its subscribers in advance for direct access to the Internet, but defers recognition of these revenues until the services are provided.  Deferred revenue was approximately $765,000 and $856,000 at June 30, 2011 and 2010, respectively.

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required.  During the years ended June 30, 2011 and 2010, the Company recorded net bad debt recoveries totaling approximately $500 and $2,000, respectively. Charges and recoveries were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectable were disconnected but collection efforts were continued on such accounts.

Financial Instruments — The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

Fair Value — U. S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

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

Inventory — The Company values inventory at the lower of cost or market using the weighted average method.  Inventory consists primarily of wireless internet access equipment and routers.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line or double declining method over the estimated useful lives of the assets, ranging from three to fifteen years.

Goodwill — Goodwill is the excess of the acquisition costs of a business over the fair value of the identifiable net assets acquired.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, goodwill is no longer amortized but is subject to annual impairment tests. Other identifiable assets with definite lives continue to be amortized over their useful lives. Accordingly, the Company reviews goodwill for impairment annually on June 30 and/or if events or changes in circumstances indicate the carrying value of goodwill may have been impaired.  The Company reviews intangible assets with definite lives for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

The goodwill impairment model is a two-step process.  The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test uses Level 3 inputs and includes multiple estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 5.85% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth rate.

Goodwill was recorded in the acquisition of NeoSoft, Inc. and PDQ.Net, Inc., whose dial-up subscribers have continued to decline. During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $376,000 and $0, respectively, related to potential reduction in future cash flows as subscriber decline continues.

Subscriber Acquisition Costs — Subscriber acquisition costs primarily relate to acquisitions completed during the years ended June 30, 2006, 2007, 2008 and 2011.  The Company allocates the purchase price to acquired subscriber bases and goodwill based on fair value at the time of acquisition. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with the FASB guidance on impairment or disposal of long-lived assets.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value.   The Company has concluded that no impairment occurred in the years ended June 30, 2011 or 2010.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with FASB guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values as of the date of grant.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred.  Advertising expenses for the years ended June 30, 2011 and 2010 were approximately $34,000 and $71,000, respectively.  The Company focuses primarily on a direct mail form of advertising.

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

The Company’s federal and state income tax returns for the years ended 2006 through 2010 are open to examination.  At June 30, 2011 and 2010, the Company evaluated its open tax years in all known jurisdictions.  Based on this evaluation, the Company did not identify any uncertain tax positions.  We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflect the potential dilution that could occur upon exercise or conversion of these instruments.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted average number of common shares excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Comprehensive Income — Because the Company has no components of other comprehensive income, comprehensive income is the same as net income for the years ended June 30, 2011 and 2010.

New accounting standards — In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements   (“ASU 2010-06”). Reporting entities are required to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy. ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The implementation of this guidance did not have a material effect on the financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs  (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the third quarter of 2012 and does not expect its adoption to have a material effect on its financial position or results of operations.

2. Noncontrolling Interest and Transfer of Assets

In July 2007, Internet America acquired a substantial majority of all of the outstanding shares of TeleShare Communications Services, Inc. (“TeleShare”) from Mark and Cynthia Ocker (the “Owners”) in exchange for shares of its common stock and a promissory note (the “Original Note”), with the Owners retaining a small minority share of TeleShare.

In July 2009, the Owners surrendered 298,119 escrowed shares of our common stock held by them in exchange for a promissory note issued by the Company (the “Exchange Note”).  In March 2010, the Company modified the terms of the Exchange Note and the Original Note.  In consideration for such note modifications, the Company granted the Owners an option to exchange their non-controlling minority interest in TeleShare for certain assets and customer lists owned by TeleShare.

In July 2010, the Owners exercised this option and exchanged their non-controlling minority interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203.  The Company recognized a loss of $26,004 on the transfer of these assets.  As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company.  The surrender of the non-controlling interest resulted in an increase to additional paid in capital and the elimination of the non-controlling interest.

3. Property and Equipment

As of June 30, 2011 and 2010, property and equipment consisted of:

	June 30,
	2011	2010
Land	$30,000	$30,000

Infrastructure in progress	35,525	13,520

Depreciable assets:
Data communications and office equipment	3,327,598	3,084,978
Computer software	807,005	790,995
Furniture and fixtures	58,370	58,370

Leasehold improvements	28,312	28,312
Building	20,450	20,450
	4,241,735	3,983,105
Less accumulated depreciation and amortization	(2,901,185)	(2,235,166)
	1,340,550	1,747,939

Total property and equipment, net	$1,406,075	$1,791,459

We own property in Victoria, Texas that includes an office for our Southwest Texas operations and a tower used in our wireless network.  Infrastructure in progress relates to wireless equipment which was purchased by the Company for near future improvement and upgrades to its existing wireless networks.  The equipment will be included in data communications equipment and depreciated when placed into service.  Included in property and equipment at June 30, 2011 and 2010 is approximately $0 and $35,000, respectively, of property and equipment held under capital leases.

Depreciation expense charged to operations was approximately $699,000 and $655,000 for the years ended June 30, 2011 and 2010, respectively.

4. Goodwill and Subscriber Acquisition Costs

During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $376,000 and $0, respectively, related to goodwill associated with our 1999 acquisitions of NeoSoft and PDQ.Net. The fiscal 2011 impairment losses related to potential reduction in future cash flows as non-wireless subscriber decline continued during fiscal 2011 from these acquisitions.

In February 2011, the Company acquired subscribers from one of its resellers for approximately $222,080, consisting of $100,000 paid in cash and a note payable of $122,080 due May 3, 2013. Legal fees of $8,211 related to the acquisition were expensed as incurred.

  The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers.  Total subscriber acquisition costs, net of accumulated amortization, were approximately $204,000 and $327,000 for the years ended June 30, 2011 and 2010, respectively. Amortization expense for the years ended June 30, 2011 and 2010 was approximately $345,000 and $357,000, respectively.  As of June 30, 2011, expected amortization expense for future fiscal years are as follows:

Fiscal 2012	$55,000
Fiscal 2013	55,000
Fiscal 2014	55,000
Fiscal 2015	39,000
Total expected amortization expense	$204,000

5. Accrued Liabilities

As of June 30, 2011 and 2010, accrued liabilities consisted of:

	June 30,
	2011	2010
Property, franchise and sales tax expenses	$144,785	$140,647
Employee wages and benefits	65,270	144,558
Professional fees	61,877	84,895
Investor relations and communication fees	28,487	31,000
Other	8,927	8,811
	$309,346	$409,911

6. Long-Term Debt

As of June 30, 2011 and 2010, long-term debt consisted of:

	June 30,	June 30,
	2011	2010
Note payable due July 19, 2010, payable in quarterly payments of $7,751 with interest imputed at 9% (net of unamortized discount of $0 and $234)	$-	$7,517
Note payable due January 23, 2011, payable in bi-annual installments of $13,917 with interest imputed at 8% (net of unamortized discount of $0 and $601)	-	12,886
Note payable due August 08, 2010, payable in monthly installments of $1,033 beginning October 08, 2008 with interest imputed at 5% (net of unamortized discount of $0 and $13)	-	2,054
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $1,180 and $4,407) (1)	23,874	45,701
Note payable due July 20, 2010, payable in monthly installments of $1,818 with interest imputed at 6.5% (net of unamortized discount of $0 and $10)	-	1,808
Note payable due July 20, 2010, payable in monthly installments of $1,409 with interest imputed at 6.5% (net of unamortized discount of $0 and $8)	-	1,401
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest 4.5%	175,987	219,162
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $28,794 and $45,931)	463,529	580,661
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, with interest based on the cost of borrowing of the Department of Treasury for 7 year obligations (1) (2)	239,136	438,833
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	10,992	-
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $9,380 and $0)	107,566	-

	1,021,084	1,310,023
Less current portion	(486,241)	(425,971)
Total long-term debt, less current portion	$534,843	$884,052

(1)      As of June 30, 2011, the Company’s long-term debt which is secured by certain inventory and equipment totaled approximately $263,000.

(2)      The direct cost of money rate applied to the RUS loan on the date of borrowing is equal to the cost of borrowing of the Department of Treasury for 7 year obligations.  At June 30, 2011, the direct cost of money rate on borrowings year to date averaged 4.4%.

The following is a schedule by fiscal year of the principal payments due under these loan arrangements as of June 30, 2011.

Fiscal 2012	$486,241
Fiscal 2013	230,020
Fiscal 2014	181,500
Fiscal 2015	123,323
Total principal payments	$1,021,084

7. Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors.  The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense under these leases was approximately $620,000 and $629,000 for the years ended June 30, 2011 and 2010, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts as of June 30, 2011 are listed below.

	Payments Due By Period
	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter
Connectivity contracts	$394,342	$377,842	$16,500	$-	$-	$-	$-
Operating leases	1,132,094	482,996	371,889	164,005	78,173	27,431	7,600
	$1,526,436	$860,838	$388,389	$164,005	$78,173	$27,431	$7,600

8. Shareholders' Equity

Series A Preferred Stock — The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of the Company’s common stock.  The  Series A Preferred  Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared.  The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock.  Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly. Cumulative dividends in arrears were approximately $690,000 at June 30, 2011. The holders of Series A Preferred Stock are entitled to vote on an as-converted basis with the Company’s common stock and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock. On October 6, 2010, a holder of Series A Preferred Stock elected to convert 170,648 shares of such holder’s Series A Preferred Stock with a book value of $100,000 into 170,648 shares of the Company’s common stock.

Employee Stock Purchase Plan — Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of common stock.  In fiscal 2002, the Board of Directors approved certain amendments to the Purchase Plan, including the reservation of an additional 500,000 shares for issuance under the Purchase Plan.  Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date.  In April 2006, the Company temporarily suspended future purchases under the Purchase Plan due to lack of employee participation.  There were no shares of common stock purchased by employees under the Purchase Plan during the years ended June 30, 2011 and 2010.  At June 30, 2011, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plan — On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares of the Company’s common stock may be granted as incentive and nonqualified stock options to employees, executives and directors.  As of June 30, 2011, 483,556 shares are issuable under the 2007 Plan.

A summary of the status of the Company’s stock options as of June 30, 2011 and 2010 and changes during those fiscal years is presented below:

	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	838,444	0.51	1,637,000	0.98
Granted	770,000	0.30	335,000	0.50
Exercised	-	-	-	-
Forfeited	(92,000)	0.51	(1,133,556)	1.19
Outstanding at end of period	1,516,444	0.40	838,444	0.51
Options exercisable at year end	613,444	0.50	600,319	0.50

As of June 30, 2011, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes additional information about stock options outstanding at June 30, 2011:

		Weighted-Average
	Number	Remaining Contractual	Number
Exercise Price	Outstanding at 6/30/2011	Life as of 6/30/2011 (Years)	Exercisable at 6/30/2011
$0.30	748,000	9.55	-
0.50	768,444	6.79	613,444
	1,516,444		613,444

On October 23, 2009, the Company issued options to purchase 50,000 shares of its common stock exercisable at $0.50 per share to each of the Company’s directors (including its Chairman). In addition, on October 27, 2009, the Company issued options to purchase 30,000 shares of its common stock exercisable at $0.50 per share to Messrs. LeMaile-Stovall and McClure, both non-employee directors of the Company.   All of these options expire ten years after the date of grant.

On September 7, 2010, February 10, 2011 and February 18, 2011, the Company granted stock options to certain employees of the Company to purchase 190,000, 50,000 and 250,000 shares of its common stock, respectively, each at an exercise price of $0.30 per share.  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  The Company valued these options at $0.05 per stock option.

On February 18, 2011, the Company issued options to purchase 50,000 shares of its common stock at an exercise price of $0.30 per share to each of the Company’s directors (including its Chairman).  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.

On May 17, 2011, the Company granted options to purchase 30,000 shares of its common stock at an exercise price of $0.30 per share to certain employees.  These options will vest only if at the end of the month of September 2011, Internet America has a net gain of 150 wireless customers, excluding acquisitions.  If this condition is not met, these stock options will be deemed forfeited.

In calculating the Black-Scholes value of its stock option grants, the Company used the following assumptions:

Fair Value Option Table
Date of Grant	Option Term	Volatility	Risk Free Interest Rates	Forfeiture Rate
Fiscal 2011
9/7/2010	4.75	371%	1.41%	50%
2/10/2011	4.75	348%	2.40%	50%
2/18/2011	4.75	348%	2.30%	50%
5/17/2011	4.75	357%	1.80%	50%
Fiscal 2010
10/23/2009	4	358%	2.46%	8%
10/27/2009	4	358%	2.41%	8%

The expected term of options represents the period of time that options granted are expected to be outstanding.   Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U. S. Treasury yield.   The Company used an expected dividend yield of zero.  After applying discounts based on the average stock price, the trading volume, and recent volatility, the Company valued the options granted during fiscal 2011 at $0.05 per share.  The simplified method was used to determine the option term for all options granted during fiscal 2011 as there has not been a history of option exercises upon which to establish a better estimate of the expected term.

As of June 30, 2011, the total compensation costs related to non-vested awards not yet recognized is approximately $8,000.  The period over which this cost will be recognized is approximately 3 months.

Warrants — As of June 30, 2011, the Company has 394,922 warrants issued and outstanding, which were issued on September 14, 2009, equally to Mr. Mihaylo and Ambassador Palmer, both non-employee directors of the Company. The Warrants are exercisable at $0.38 per share and expire five years after the date of grant.

9. Income Taxes

No provision for federal income taxes has been recognized for the years ended June 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of June 30, 2011 and 2010 consist of:

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$12,569,000	$12,261,000
Intangible assets	1,872,000	2,169,000
Property and equipment	244,000	112,000
Stock compensation	140,000	128,000
Other	62,000	62,000
Total deferred tax assets	14,887,000	14,732,000
Deferred tax liabilities:
Other	-	-
Total deferred tax liability	-	-
Total net deferred tax	14,887,000	14,732,000
Valuation allowance	(14,887,000)	(14,732,000)
Deferred tax assets, net	$-	$-

The Company has provided a valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.  During the years ended June 30, 2011 and June 30, 2010, respectively, the valuation allowance increased by approximately $155,000 and $213,000, respectively.

At June 30, 2011, the Company has net operating loss carryforwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2032 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended June 30, 2011 and 2010 is as follows:

	June 30,
	2011	2010
Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	0%	0%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting certain age requirements. The Company made no discretionary contributions to the 401(k) plan during the year ended June 30, 2011.

11. Related Party Transactions

During the years ended June 30, 2011 and 2010, the Company paid cash fees of $61,125 and $62,000, respectively, to its four non-employee directors for serving on the Company’s Board of Directors and paid $5,090 and $132,855, respectively, to Cynthia Ocker, former owner of TeleShare, for contract services.

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).

3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5
Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998 and Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

4.1
Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3
Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4
Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32*	Section 1350 Certification of William E. Ladin, Jr.

*Filed herewith