Form 10-Q
period 2011-09-30
INTERNET AMERICA INC
filed 2011-11-10
CIK 1001279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Yes ☐        No ☒

As of November 02, 2011, the registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,635,704	$1,512,690
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $4,025 and $3,967 as of September 30, 2011 and June 30, 2011, respectively	102,465	54,482
Inventory	302,778	328,881
Prepaid expenses and other current assets	188,521	227,034
Total current assets	2,235,900	2,129,519

Property and equipment—net	1,324,478	1,406,075
Goodwill—net	2,037,127	2,037,127
Subscriber acquisition costs—net	186,140	204,096
Other assets	18,549	17,325
TOTAL ASSETS	$5,802,194	$5,794,142

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$179,441	$162,836
Accrued liabilities	311,000	309,346
Deferred revenue	765,875	764,597
Current portion of long-term debt	409,114	486,241
Total current liabilities	1,665,430	1,723,020

Long-term debt, net of current portion	481,412	534,843
Total liabilities	2,146,842	2,257,863

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	167,296	167,296
Additional paid-in capital	63,030,865	63,022,804
Accumulated deficit	(59,569,994)	(59,681,006)
Total shareholders' equity	3,655,352	3,536,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,802,194	$5,794,142

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
REVENUES:
Internet services	$1,836,582	$1,778,776
TOTAL REVENUES	1,836,582	1,778,776

OPERATING EXPENSES:
Connectivity and operations	1,069,919	1,094,954
Sales and marketing	96,267	55,812
General and administrative	359,161	314,663
Provision for (recovery of) bad debt	59	(802)
Depreciation and amortization	190,351	248,975
Loss on transfer of assets	-	26,004
TOTAL OPERATING EXPENSES	1,715,757	1,739,606

INCOME FROM OPERATIONS	120,825	39,170
INTEREST INCOME	(986)	(1,660)
INTEREST EXPENSE	10,799	15,764

NET INCOME	$111,012	$25,066

NET INCOME PER COMMON SHARE:
BASIC AND DILUTED	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,558,914
DILUTED	19,447,990	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$111,012	$25,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,351	248,975
Loss on transfer of assets	-	26,004
Gain on sale of assets	(2,965)	-
Provision for (recovery of) bad debt	59	(802)
Non-cash stock compensation expense	8,061	1,353
Changes in operating assets and liabilities:
Accounts receivable	(48,042)	19,562
Inventory	31,077	10,087
Prepaid expenses and other current assets	38,513	57,044
Other assets	(1,224)	4,047
Accounts payable and accrued liabilities	18,259	(56,493)
Deferred revenue	1,278	(31,882)
Net cash provided by operating activities	346,379	302,961
INVESTING ACTIVITIES:
Purchases of property and equipment	(87,833)	(60,495)
Net cash used in investing activities	(87,833)	(60,495)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(135,532)	(111,126)
Principal payments of capital leases	-	(6,568)
Net cash used in financing activities	(135,532)	(117,694)
NET INCREASE IN CASH AND CASH EQUIVALENTS	123,014	124,772
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,512,690	1,209,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,635,704	$1,334,687
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$10,640	$15,786
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase to note payable for purchase of inventory	$4,974	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission.  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America”) for the interim periods presented.  All such adjustments are of a normal and recurring nature.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2011.

2.	Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare").  All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

There are no adjustments required to be made to net income for the purpose of computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2011 and September 30,  2010.  During the three months ended September 30, 2011 and September 30, 2010, options to purchase 1,508,944 and 1,028,444 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), respectively, and warrants to acquire 394,922 and 394,922 shares of Common Stock, respectively, were not included in the computation of diluted EPS because the options and warrants were not “in the money” during the three months ended September 30, 2011 or September 30, 2010, respectively.  There were no options or warrants exercised to purchase shares of Common Stock during the three months ended September 30, 2011 or September 30, 2010.

For the three months ended September 30, 2011 and September 30, 2010, 2,718,428 and 2,889,076 shares, respectively, of common stock equivalents have been added to the diluted weighted average common shares outstanding as if such shares of preferred stock had been converted into common shares on July 1, 2011 and July 1, 2010, respectively.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. The Company concluded that no impairment of goodwill occurred during the three months ended September 30, 2011 or September 30, 2010.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers.  At September 30, 2011, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2012 was expected to be $41,000 and unrecognized amortization expense for fiscal years ended June 30, 2013, 2014 and 2015 was expected to be $55,000, $55,000 and $35,000, respectively.

6.	Long-Term Debt

As of September 30, 2011 and June 30, 2011, long term debt consisted of:

	September 30,	June 30,
	2011	2011
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $685 and $1,180, respectively) (1)	$18,105	$23,874
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	164,886	175,987
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $25,108 and $28,794, respectively)	433,647	463,529
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, with interest based on the cost of borrowing of the Department of Treasury for 7 year obligations (1)	164,344	239,136
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	10,063	10,992
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $7,186 and $9,380, respectively)	99,481	107,566

	890,526	1,021,084
Less current portion	(409,114)	(486,241)
Total long-term debt, less current portion	$481,412	$534,843

(1)	As of September 30, 2011, the Company’s long-term debt, which is secured by certain inventory and equipment and certificates of deposit, totaled $182,449.

7.	Transfer of Assets

During July 2010, the former owners of TeleShare exercised their right to exchange their noncontrolling interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203. The Company recognized a loss of $26,004 on the transfer of these assets.  As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company. The surrender of the noncontrolling interest resulted in an increase to additional paid in capital and elimination of the noncontrolling interest.

8.	Stock Options and Warrants

As of September 30, 2011, 1,508,944 options were outstanding under the Company's 2007 Stock Option Plan ("2007 Plan") and 491,056 stock options were available for future issuance under the 2007 Plan.

During the three months ended September 30, 2011, the Company did not grant any stock options.  Subsequent to September 30, 2011, 28,000 stock options will be forfeited based on conditions not met under the applicable stock option agreements.

As of September 30, 2011, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Mr. Mihaylo and Ambassador Palmer, both non-employee directors of the Company. No warrants were granted during the three months ended September 30, 2011.

9.	Income Taxes

During the three months ended September 30, 2011 and September 30, 2010, the Company generated income of $111,012 and $25,066, respectively.  No provision for income taxes has been recorded for the three months ended September 30, 2011 or September 30, 2010.  As of September 30, 2011, the Company continues to maintain a full valuation allowance for its net deferred tax assets.  Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes.  Those estimates may be subject to review by respective taxing authorities.  A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. The 2007, 2008, 2009 and 2010 tax periods remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary at September 30, 2011 and June 30, 2011. The Company will account for interest and penalties related to uncertain tax positions in the current period statement of operations, as necessary.

10.	Related Parties

During the three months ended September 30, 2011 and September 30, 2010, a total of $15,000 and $16,000, respectively, was paid to four non-employee directors for serving on the Company’s board of directors and $0 and $5,090, respectively, was paid to a former owner of TeleShare for contract services.

11.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

We are pleased to report that our net income and Adjusted EBITDA (defined below) for the quarter ended September 30, 2011 increased as compared to the prior year period.  Because of our efforts to improve the quality and efficiency of our operations, we believe that we are well positioned today to withstand a continuing sluggish economy and/or to capitalize on growth possibilities through internal growth and potential acquisitions.  As our cash position continues to improve, we anticipate using more of our cash for technology improvements during the next three quarters to improve the speed and quality of our systems while continuing to focus on top line revenue growth.

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

A brief description of each element of our operating expenses follows:

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees, and wages of network operations and customer support personnel. Connectivity costs include fees paid to telephone companies for subscribers' dial-up connections to our network, fees paid to backbone providers for connections from our network to the Internet, and equipment and tower lease costs for our new wireless networks.

Sales and marketing expenses consist primarily of creative and production costs, costs of media placement, management salaries and call center wages. Advertising costs are expensed as incurred.

General and administrative expenses consist primarily of administrative salaries, professional services, rent and other general office and business expenses.

Bad debt expenses (recoveries) consist primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries.  Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 90 days or older have been provided for as a bad debt expense.

Depreciation expense is computed using the straight-line or double declining method over the estimated useful lives of the assets or the capital lease term, as appropriate.  Data communications equipment, computers, data servers and office equipment are depreciated over five years. Furniture, fixtures and leasehold improvements are depreciated over five years or the lease term.  Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth certain unaudited financial data for the three months ended September 30, 2011 and September 30, 2010.  Operating results for any period are not indicative of results for any future period.  Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).

	Three Months Ended September 30,
	2011	% of Revenues	2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,836	100.0%	$1,779	100.0%
TOTAL REVENUES	1,836	100.0%	1,779	100.0%
OPERATING COSTS AND EXPENSES:
Connectivity and operations	1,070	58.3%	1,095	61.6%
Sales and marketing	96	5.2%	56	3.1%
General and administrative	359	19.6%	315	17.7%
Recovery of bad debt expense	-	0.0%	(1)	(0.1)%
Depreciation and amortization	190	10.3%	249	14.0%
Loss from transfer of assets	-	0.0%	26	1.5%
TOTAL OPERATING COSTS AND EXPENSES	1,715	93.4%	1,740	97.8%
OPERATING INCOME	121	6.6%	39	2.2%
INTEREST INCOME	(1)	(0.0)%	(2)	(0.1)%
INTEREST EXPENSE	11	0.6%	16	0.9%
NET INCOME	$111	6.0%	$25	1.4%
NET INCOME PER COMMON SHARE:
BASIC AND DILUTED	$0.01		$0.00
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,729,562		16,558,914
DILUTED	19,447,990		19,447,990
OTHER DATA:
Subscribers at end of period (1)	25,000		25,500
Adjusted EBITDA(2)	$319		$315
Adjusted EBITDA margin(3)	17.4%		17.8%
CASH FLOW DATA:
Cash flow provided by operations	$346		$303
Cash flow used in investing activities	$(88)		$(60)
Cash flow used in financing activities	$(136)		$(118)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$111		$25
Add:
Depreciation and amortization	190		249
Stock compensation	8		1
Interest expense	11		16
Loss from transfer of assets	-		26
Less: Interest income	(1)		(2)
Adjusted EBITDA (2)	$319		$315

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

Total revenue.  Total revenue increased by $57,000, or 3.2%, to $1,836,000 for the three months ended September 30, 2011, from $1,779,000 for the three months ended September 30, 2010.  The Company’s total subscriber count decreased by 500, or 2.0%, to 25,000 as of September 30, 2011 compared to 25,500 as of September 30, 2010.  The Company’s wireless broadband Internet subscriber count decreased by 300, to 7,800 as of September 30, 2011, from 8,100 as of September 30, 2010. Wireless broadband Internet revenue increased by $115,000 to $1,333,000 for the three months ended September 30, 2011 compared to $1,218,000 for the three months ended September 30, 2010. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services during the quarter ended September 30, 2011. Presently stable revenues derived from wireless broadband Internet subscribers were partially offset by the decrease in other types of Internet service revenues of $58,000 during the three months ended September 30, 2011 as compared to the prior year period. This is attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $25,000, or 2.3%, to $1,070,000 for the three months ended September 30, 2011, from $1,095,000 for the three months ended September 30, 2010.  Salaries, wages and related personnel expense decreased by approximately $34,000 to $486,000 for the three months ended September 30, 2011 compared to $520,000 for the three months ended September 30, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $11,000 to $326,000 for the three months ended September 30, 2011 compared to $337,000 for the three months ended September 30, 2010 due to our renegotiating more favorable terms with telecommunications service providers.

The above described decreases in expenses were partially offset by an increase in tower leases costs of $10,000 to $128,000 for the three months ended September 30, 2011 compared to $118,000 for the three months ended September 30, 2010, and an increase in merchant fees of $5,000 to $44,000 for the three months ended September 30, 2011 compared to $39,000 for the three months ended September 30, 2010. Expensed assets also increased by $5,000 to $86,000 for the three months ended September 30, 2011 compared to $81,000 for the three months ended September 30, 2010 due to an increase in supplies, installation costs and repairs.

Sales and marketing. Sales and marketing expense increased by $40,000, or 71.4%, to $96,000 for the three months ended September 30, 2011, compared to $56,000 for the three months ended September 30, 2010, primarily due to the addition of an outside sales force to expand business opportunities. Advertising expense increased by $16,000 to $22,000 for the three months ended September 30, 2011 compared to $6,000 for the three months ended September 30, 2010 due to the Company increasing its focus on direct advertising in all improved or enhanced network areas.  The overall increase in sales and marketing expense was partially offset by a decrease of $15,000 in salaries, wages and related personnel costs to $29,000 for the three months ended September 30, 2011 compared to $44,000 for the three months ended September 30, 2010, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives.

General and administrative.  General and administrative expense increased by $44,000, or 14.0%, to $359,000 for the three months ended September 30, 2011, from $315,000 for the three months ended September 30, 2010.  Personnel costs increased by $27,000 to $102,000 for the three months ended September 30, 2011 compared to $75,000 for the three months ended September 30, 2010, due to the addition of full time employees, including a Director of Corporate Development and a Controller. Other general and administrative costs increased by $5,000 to $50,000 for the three months ended September 30, 2011 compared to $45,000 for the three months ended September 30, 2010. Stock compensation expense and directors’ fees increased by $6,000 to $23,000 for the three months ended September 30, 2011 from $17,000 for the three months ended September 30, 2010 due to the additional stock options granted to employees and directors.  Telecommunications expense increased by $6,000 to $52,000 for the three months ended September 30, 2011 from $46,000 for the three months ended September 30, 2010, due to adding additional circuits to improve infrastructure. Travel expenses increased by $3,000 to $4,000 for the three months ended September 30, 2011 compared to $1,000 for the three months ended September 30, 2010.

The above described increases were partially offset by the decrease in our insurance expense by $1,000 to $21,000 for the three months ended September 30, 2011 compared to $22,000 for the three months ended September 30, 2010. Professional fees decreased by $1,000 for the three months ended September 30, 2011 to $59,000 compared to $60,000 for the three months ended September 30, 2010. Facilities costs decreased by $1,000 to $48,000 for the three months ended September 30, 2011 from $49,000 for the three months ended September 30, 2010.

Provision for bad debt expense (recovery).  Net recovery of bad debt expense decreased by $1,000 to $0 for the three months ended September 30, 2011, from a $1,000 recovery for the three months ended September 30, 2010. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due.  We fully reserve for account balances more than 90 days past due, which resulted in a de minimis allowance for uncollectable accounts at September 30, 2011.

Depreciation and amortization.  Depreciation and amortization decreased by $59,000, or 23.7%, to $190,000 for the three months ended September 30, 2011, from $249,000 for the three months ended September 30, 2010.  This decrease is due to a $64,000 decrease in amortization expense of acquired subscriber costs, a result of early wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized, partially offset by amortization of subscriber acquisition costs related to the acquisition of subscribers during February 2011.  This overall decrease was partially offset by a $5,000 net increase in depreciation due to the improvements of the Company's wireless broadband Internet network that was partially offset by the decrease in fully depreciated assets still in use.

Loss from transfer of assets.  During July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Interest (expense) income, net. Interest expense decreased by $5,000, or 31.3%, to $11,000 for the three months ended September 30, 2011, as compared to $16,000 for the three months ended September 30, 2010, primarily resulting from the reduction in the Company's long-term debt.  Interest income decreased by $1,000 to $1,000 for the three months ended September 30, 2011, as compared to $2,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties.  During the three months ended September 30, 2011, the Company recognized net income and positive cash flow from operations of $111,000 and $346,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $1,636,000 at September 30, 2011.  The Company expects to continue to fund its operations during fiscal 2012 with cash flow from operations.  The Company will continue to focus on sales and expense management during fiscal 2012 and expects continuing improvement in profits in the near and medium term.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for its customers.  We expect that our capital expenditures and any future acquisitions will be funded from available cash, public or private sales of debt or equity securities, or borrowing from commercial banks and/or third parties; however there is no assurance that such financing will be able to be obtained when needed at desirable rates which could affect our success in achieving any or all of our initiatives.  Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.  For the three months ended September 30, 2011, cash provided by operations was $346,000 compared to $303,000 for the three months ended September 30, 2010. For the three months ended September 30, 2011, net income plus non-cash items contributed cash of $307,000 compared to $301,000 contributed during the prior year period.  Changes in operating assets and liabilities provided cash of $40,000 and of $2,000 for the three months ended September 30, 2011 and September 30, 2010, respectively.

Cash used in investing activities totaled $88,000 and $60,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, which relates primarily to the improvements in existing wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $136,000 for the three months ended September 30, 2011, consisted of principal payments on long term debt, including notes related to acquisitions and the RUS loan. Cash used in financing activities, which totaled $118,000 for the three months ended September 30, 2010, consisted of principal payments on long term-debt and capital leases.

Cash on hand increased by $123,000 during the quarter ended September 30, 2011.  At September 30, 2011, cash on hand was $1,636,000 compared to $1,513,000 at June 30, 2011. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

Off Balance Sheet Arrangements

None.

 “Safe Harbor” Statement and Risk Factors

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins,(3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in revenue from other Internet services resulting in greater operating losses in future periods,  (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) acts of God and other events outside our control, such as hurricanes and other dangerous weather conditions, fires and lightning, could damage or destroy our facilities and network infrastructure, (10) we may be accused of infringing upon the  intellectual property rights of third parties, which will be costly to defend and could limit our ability to use certain technologies in the future, (11) government regulations could force us to change our business practices, (12) we may be unable to hire and retain qualified personnel, including our key officers, (13) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and, if available, we may not successfully integrate those acquisitions into our operations, (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (15) our stock price has historically been thinly traded and volatile and may continue to be thinly traded and volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that our disclosure controls and procedures, as of September 30, 2011, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
32.1*	Section 1350 Certification of William E. Ladin, Jr.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: November 10, 2011
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: November 10, 2011
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32.1*	Section 1350 Certification of William E. Ladin, Jr.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.