Form 10-Q
period 2011-12-31
INTERNET AMERICA INC
filed 2012-02-13
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Yes ☐    No ☒

As of February10, 2012, registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,645,798	$1,512,690
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $7,939 and $3,967 as of December 31, 2011 and June 30, 2011, respectively	67,211	54,482
Inventory	317,878	328,881
Prepaid expenses and other current assets	174,069	227,034
Total current assets	2,211,388	2,129,519

Property and equipment—net	1,305,787	1,406,075
Goodwill—net	2,037,127	2,037,127
Subscriber acquisition costs—net	191,684	204,096
Other assets	23,142	17,325
TOTAL ASSETS	$5,769,128	$5,794,142

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$168,116	$162,836
Accrued liabilities	299,406	309,346
Deferred revenue	746,572	764,597
Current portion of long-term debt	356,475	486,241
Total current liabilities	1,570,569	1,723,020

Long-term debt, net of current portion	429,241	534,843
Total liabilities	1,999,810	2,257,863

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of December 31, 2011 and June 30, 2011	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of December 31, 2011 and June 30, 2011	167,296	167,296
Additional paid-in capital	63,030,865	63,022,804
Accumulated deficit	(59,456,028)	(59,681,006)
Total shareholders' equity	3,769,318	3,536,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,769,128	$5,794,142

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES:
Internet services	$1,786,294	$1,722,104	$3,622,876	$3,500,880
TOTAL REVENUES	1,786,294	1,722,104	3,622,876	3,500,880

OPERATING EXPENSES:
Connectivity and operations	1,009,531	1,049,748	2,079,450	2,144,702
Sales and marketing	92,119	45,554	188,386	101,366
General and administrative	361,523	298,826	720,684	613,489
Provision for (recovery of) bad debt	3,913	711	3,972	(91)
Depreciation and amortization	196,961	253,822	387,312	502,797
Loss on transfer of assets	-	-	-	26,004
TOTAL OPERATING EXPENSES	1,664,047	1,648,661	3,379,804	3,388,267

INCOME FROM OPERATIONS	122,247	73,443	243,072	112,613

INTEREST INCOME	(1,017)	(1,755)	(2,003)	(3,415)
INTEREST EXPENSE	9,298	14,208	20,097	29,972

NET INCOME	$113,966	$60,990	$224,978	$86,056

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.00	$0.01	$0.01
DILUTED	$0.01	$0.00	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,718,433	16,729,562	16,638,673
DILUTED	19,447,990	19,447,990	19,447,990	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$224,978	$86,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,312	502,797
Loss (gain) on transfer of assets	-	26,004
Loss on disposal of fixed assets	7,710	(1,548)
Provision for (recovery of) bad debt	3,972	(91)
Non-cash stock compensation expense	8,061	4,254
Changes in operating assets and liabilities:
Accounts receivable	(16,701)	29,769
Inventory	15,977	11,915
Prepaid expenses and other current assets	52,965	76,278
Other assets	(5,817)	10,447
Accounts payable and accrued liabilities	(4,660)	(82,006)
Deferred revenue	(18,025)	(82,907)
Net cash provided by operating activities	655,772	580,968
INVESTING ACTIVITIES:
Purchases of property and equipment	(251,456)	(150,481)
Proceeds from sale of property and equipment	-	3,900
Cash paid for subscriber acquisitions	(17,250)	-
Net cash used in investing activities	(268,706)	(146,581)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(253,958)	(192,421)
Principal payments of capital leases	-	(13,511)
Net cash used in financing activities	(253,958)	(205,932)
NET INCREASE IN CASH AND CASH EQUIVALENTS	133,108	228,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,512,690	1,209,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,645,798	$1,438,370
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,777	$30,178
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of subscribers and fixed assets, net of discount	$13,616	$-
Increase to note payable issued for inventory	$4,974	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America” or “we”) for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2011.

2.	Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare"). All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For the three months ended December 31, 2011, the six months ended December 31, 2011, the three months ended December 31, 2010 and the six months ended December 31, 2010, common stock equivalent shares totaling 2,718,428, 2,718,428, 2,809,317, and 2,729,557, respectively, have been added to the diluted weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing dilute earnings per share (“EPS”). Options and warrants to purchase shares of common stock were not included in the computation of diluted EPS because the options and warrants were not "in the money" during these periods. At December 31, 2011 and December 31, 2010, options to purchase 1,480,944 and 1,023,444 shares of the Company’s common stock, respectively, and warrants to acquire 394,922 and 394,922 shares of common stock, respectively, were outstanding.

There are no adjustments required to be made to net income for the purpose of computing basic and diluted EPS for the three and six months ended December 31, 2011.

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

5.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. The Company concluded that no impairment of goodwill occurred during the six months ended December 31, 2011.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. At December 31, 2011, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2012 was expected to be $30,000 and unrecognized amortization expense for fiscal years ended June 30, 2013, 2014, 2015, and 2016 was expected to be $60,000, $60,000, $40,000 and $2,000, respectively.

6.	Long-Term Debt

As of December 31, 2011 and June 30, 2011, the Company’s long-term debt consisted of:
	December 31,	June 30,
	2011	2011
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $322 and $1,180, respectively) (1)	$12,205	$23,874
Note payable due February 15, 2015, payable in monthly installments of $4,346 with fixed interest of 4.5%	153,661	175,987
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $21,666 and $28,794, respectively)	403,521	463,529
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, with interest based on the cost of borrowing of the Department of Treasury for 7 year obligations (1)	107,458	239,136
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	9,115	10,992
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $5,272 and $9,380, respectively)	86,140	107,566
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $1,134 and $0, respectively) (2)	13,616	-

	785,716	1,021,084
Less current portion	(356,475)	(486,241)
Total long-term debt, less current portion	$429,241	$534,843

(1) As of December 31, 2011, the Company’s long-term debt which is secured by certain inventory, equipment and certificates of deposit totaled approximately $120,000.

(2) In November 2011, the Company acquired subscribers and equipment from a third party internet service provider for a total acquisition price of $32,000 consisting of $17,250 in cash and $14,750 in a note payable to the seller due January 1, 2014, payable in monthly installments of $615. As the note payable does not bear interest, the Company imputed interest at 8.5%, which was recorded as a debt discount of $1,134 that will be amortized as interest expense over the term of the note. In conjunction with this acquisition, the Company recognized subscriber acquisition costs of $20,186 and equipment of $10,680.

7.	Transfer of Assets

In July 2010, the former owners of TeleShare exercised their right to exchange their noncontrolling interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203. The Company recognized a loss of $26,004 on the transfer of these assets. As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company. The surrender of the noncontrolling interest resulted in an increase to additional paid in capital and elimination of the noncontrolling interest.

8.	Stock Options and Warrants

As of December 31, 2011, 1,480,944 options were outstanding under the Company's 2007 Stock Option Plan (the "2007 Plan") and 519,056 stock options were available for future issuance under the 2007 Plan. During the six months ended December 31, 2011, the Company did not grant any stock options.

As of December 31, 2011, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Mr. Mihaylo and Ambassador Palmer, both non-employee directors of the Company. No warrants were granted during the six months ended December 31, 2011.

9.	Income Taxes

During the three and six months ended December 31, 2011, the Company generated net income of $113,966 and $224,978, respectively. During the three and six months ended December 31, 2010, the Company generated net income of $60,990 and $86,056, respectively. No provision for income taxes has been recorded for the six months ended December 31, 2011 or December 31, 2010 as the net income generated in the current periods will be offset by net operating loss carryovers. As of December 31, 2011, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that the net deferred tax assets will be realized.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. The 2007, 2008, 2009 and 2010 tax periods remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary at December 31, 2011 and June 30, 2011. The Company will account for interest and penalties related to uncertain tax positions in the current period statement of operations, as necessary.

10.	Related Parties

During the three months ended December 31, 2011 and December 31, 2010, a total of $15,500 and $15,000, respectively, was paid to four non-employee directors for serving on the Company's board of directors. During the six months ended December 31, 2011 and December 31, 2010, a total of $30,500 and $31,000, respectively, was paid to four non-employee directors for serving on the Company’s board of directors and $0 and $5,090, respectively, was paid to a former owner of TeleShare for contract services.

11.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed in this Quarterly Report under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

As expected, the quarter ended December 31, 2011 showed similar Adjusted EBITDA (as defined below) and a slightly improved level of net income as compared to the prior year and prior quarter periods.  During the quarter ended December 31, 2011, we focused more and invested more of our surplus cash on infrastructure upgrades; installation of higher throughput licensed wireless backhauls; and improvements to our system monitoring and service to our existing customers. During the foreseeable future we anticipate using even more of our excess cash for technology improvements and acquisitions while continuing to focus on top line revenue growth and profitability.  We continue to believe that we are well positioned to withstand a prolonged sluggish economy and/or to capitalize on growth possibilities through internal growth and acquisitions.

We have begun to see more potential acquisitions that utilize both licensed and unlicensed spectrum at more attractive prices than in previous years. On January 31, 2012, we closed the purchase of wireless radios (access points) on three leased towers in Joplin, Missouri and control hardware and software for these radios for a total consideration of $104,000. Although the Company has not had adequate time to quantify the estimated fair value of the acquired assets as of this filing date, management believes that the estimated value of the acquired assets will exceed the purchase consideration. This asset acquisition is the first time in more than five years that the Company has entered into operations outside the state of Texas and it is the first time that we have utilized 2.5 GHz spectrum.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table sets forth certain unaudited financial data for the three months ended December 31, 2011 and December 31, 2010. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,786	100.0%	$1,722	100.0%
TOTAL REVENUES	1,786	100.0%	1,722	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,010	56.6%	1,050	61.0%
Sales and marketing	92	5.2%	45	2.6%
General and administrative	361	20.2%	299	17.4%
Recovery of bad debt expense	4	0.2%	1	0.1%
Depreciation and amortization	197	11.0%	254	14.7%
TOTAL OPERATING EXPENSES	1,664	93.2%	1,649	95.8%
OPERATING INCOME	122	6.8%	73	4.2%
INTEREST INCOME	(1)	(0.1)%	(2)	(0.1)%
INTEREST EXPENSE	9	0.5%	14	0.8%
NET INCOME	$114	6.4%	$61	3.5%
NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.00
DILUTED	$0.01		$0.00
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,729,562		16,718,433
DILUTED	19,447,990		19,447,990
OTHER DATA:
Subscribers at end of period (1)	25,000		25,100
Adjusted EBITDA(2)	$319		$330
Adjusted EBITDA margin(3)	17.9%		19.2%
Reconciliation of net income to Adjusted EBITDA:
Net Income	$114		$61
Add:
Depreciation and amortization	197		254
Stock compensation	-		3
Interest expense	9		14
Less: Interest income	(1)		(2)
Adjusted EBITDA (2)	$319		$330

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

Total revenue. Total revenue increased by $64,000, or 3.7%, to $1,786,000 for the three months ended December 31, 2011, from $1,722,000 for the three months ended December 31, 2010.Wireless broadband Internet revenue increased by $162,000 to $1,343,000 during the current year period compared to $1,181,000 for the prior year period, primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services during the quarter ended December 31, 2011. The increase in revenues derived from wireless broadband Internet subscribers were partially offset by the decrease in other types of Internet service revenues of $98,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $40,000, or 3.8%, to $1,010,000 for the three months ended December 31, 2011, from $1,050,000 for the three months ended December 31, 2010. Salaries, wages and related personnel expense decreased by approximately $19,000 to $473,000 for the current year period compared to $492,000 for the prior year period, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $32,000 to $289,000 for the current year period compared to $321,000 for the prior year perioddue to our renegotiating more favorable terms with telecommunications service providers.

The above described decreases in expenses were partially offset by an increase in tower leases costs of $7,000 to $125,000 for the current year period compared to $118,000 for the prior year period, and an increase in merchant fees of $1,000 to $39,000 for the current year period compared to $38,000 for the prior year period. Expensed assets also increased by $3,000 to $84,000 for the current year period compared to $81,000 for the prior year period due to an increase in supplies, installation costs and repairs.

Sales and marketing. Sales and marketing expense increased by $47,000, or 104.4%, to $92,000 for the three months ended December 31, 2011 compared to $45,000 for the three months ended December 31, 2010. Salaries, wages and related personnel costs increased by approximately $19,000 to $52,000 for the current year period compared to $33,000 for the prior year period, which is attributed mainly to the addition of sales and marketing personnel to expand sales efforts. Advertising expense increased by $4,000 to $10,000 for the current year period compared to $6,000 for the prior year period primarily due to the Company bringing all direct advertising related expenses in house to streamline cost and focus on all improved or enhanced network areas. The remainder of this increase is attributed to the addition of an outside sales force for a total of $24,000 for the current year period, as compared to $0 for the prior year period. Facilities expense remained constant at $6,000 for each of the current and prior year periods.

General and administrative. General and administrative expense increased by $62,000, or 20.7%, to $361,000 for the three months ended December 31, 2011, from $299,000 for the three months ended December 31, 2010. Personnel costs increased by $24,000 to $113,000 for the current year period compared to $89,000 for the prior year period due to the addition of full time employees. Insurance expense increased by $2,000 to $22,000 for the current year period compared to $20,000 for the prior year period due to the addition of full time employee benefits. Personnel travel expenses increased by $8,000 to $12,000 for the current year period compared to $4,000 for the prior year period, and professional and consulting fees increased by $14,000 to $46,000 for the current year period compared to $32,000 for the prior year period. There was an additional $21,000 increase in other general and administrative expenses.

The above described increases were partially offset by the decrease in stock compensation expense and directors’ fees by $2,000 to $16,000 for the current year period compared to $18,000 for the prior year period. In addition, telecommunications expense decreased by $5,000 to $40,000 for the current year period compared to $45,000 for the prior year period.

Provision for bad debt expense (recovery). Provision for bad debt expense increased by $3,000 to $4,000 for the three months ended December 31, 2011 compared to $1,000 for the three months ended December 31, 2010. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due. We fully reserve for account balances more than 90 days past due, which resulted in an insignificant allowance for uncollectable accounts at December 31, 2011.

Depreciation and amortization. Depreciation and amortization decreased by $57,000, or 22.4%, to $197,000 for the three months ended December 31, 2011, from $254,000 for the three months ended December 31, 2010. This decrease is due to a $67,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized partially offset by a $10,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure.

Interest income and expense. Interest expense decreased by $5,000, or 35.7%, to $9,000 for the three months ended December 31, 2011 from $14,000 for the three months ended December 31, 2010, primarily resulting from the reduction in the Company's long-term debt. Interest income for the three months ended December 31, 2011 decreased by $1,000 to $1,000 for the three months ended December 31, 2011, as compared to $2,000 for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

The following table sets forth certain unaudited financial data for the six months ended December 31, 2011 and December 31, 2010. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share, per share and subscriber count data).

	Six Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$3,623	100.0%	$3,501	100.0%
TOTAL REVENUES	3,623	100.0%	3,501	100.0%
OPERATING EXPENSES:
Connectivity and operations	2,079	57.4%	2,145	61.3%
Sales and marketing	188	5.2%	101	2.9%
General and administrative	722	19.9%	613	17.5%
Recovery of bad debt expense	4	0.1%	-	0.0%
Depreciation and amortization	387	10.7%	503	14.4%
Loss from transfer of assets	-	0.0%	26	0.8%
TOTAL OPERATING EXPENSES	3,380	93.3%	3,388	96.8%
OPERATING INCOME	243	6.7%	113	3.2%
INTEREST INCOME	(2)	(0.1)%	(3)	(0.1)%
INTEREST EXPENSE	20	0.6%	30	0.9%
NET INCOME	$225	6.2%	$86	2.4%
NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.01
DILUTED	$0.01		$0.00
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,729,562		16,638,673
DILUTED	19,447,990		19,447,990
OTHER DATA:
Subscribers at end of period(1)	25,000		25,100
Adjusted EBITDA(2)	$638		$646
Adjusted EBITDA margin(3)	17.6%		18.5%
Reconciliation of net income to Adjusted EBITDA:
Net Income	$225		$86
Add:
Depreciation and amortization	387		503
Stock compensation	8		4
Interest expense	20		30
Loss from transfer of assets	-		26
Less: Interest income	(2)		(3)
Adjusted EBITDA(2)	$638		$646

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

Total revenue. Total revenue increased by $122,000, or 3.5%, to $3,623,000 for the six months ended December 31, 2011, from $3,501,000 for the six months ended December 31, 2010. Wireless broadband Internet revenue increased by $277,000 to $2,676,000 for the current year period compared to $2,399,000 for the prior year period, primarily due to the stability of the subscriber base and customers migrating to upgraded service levels and purchasing additional services during the current year period. Increased revenues derived from wireless broadband Internet subscribers were offset by decreases in other types of Internet service revenues of $155,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $66,000, or 3.1%, to $2,079,000 for the six months ended December 31, 2011, from $2,145,000 for the six months ended December 31, 2010. Salaries, wages and related personnel expense decreased by $53,000 to $959,000 for the current year period compared to $1,012,000 for the prior year period, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $44,000 to $614,000 for the current year period compared to $658,000 for the prior year period due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers.

The above described decreases were partially offset by an increase in expensed assets of $8,000 to $170,000 for the current year period compared to $162,000 for the prior year period. Tower lease costs increased by $17,000 to $253,000 for the current year period compared to $236,000 for the prior year period. Merchant fees expense increased by $6,000 to $83,000 for the current year period compared to $77,000 for the prior year period.

Sales and marketing. Sales and marketing expense increased by $87,000, or 86.1%, to $188,000 for the six months ended December 31, 2011, compared to $101,000 for the six months ended December 31, 2010. This increase is primarily due to the addition of an outside sales force of $63,000 for the current year period. Salaries, wages and related personnel costs increased by approximately $4,000 to $81,000 for the current year period compared to $77,000 for the prior year period, and advertising expense increased by $20,000 to $32,000 for the current year period compared to $12,000 for the prior year period.

General and administrative. General and administrative expense increased by $109,000, or 17.8%, to $722,000 for the six months ended December 31, 2011, from $613,000 for the six months ended December 31, 2010. Personnel costs increased by $52,000 to $215,000 for the six current year period compared to $163,000 for the prior year period due to addition of full time employees including Director of Corporate Development and Director of Sales. Professional and consulting fees increased by $13,000 to $105,000 for the current year period compared to $92,000 for the prior year period. Travel expenses increased by $11,000 to $16,000 for the current year period compared to $5,000 for the prior year period. Insurance expense increased by $1,000 to $43,000 for the current year period compared to $42,000 for the prior year period. The expense related to the issuance of stock options and directors’ fees increased by $4,000 to $39,000 for the current year period compared to $35,000 for the prior year period. Telecommunications and facilities expense slightly increased by $1,000 to $92,000 for the current year period, from $91,000 for the prior year period. Other general and administrative costs increased by $27,000 to $118,000 for the current year period compared to $91,000 for the prior year period.

Recovery of bad debt expense. Bad debt expense was $4,000 for the six months ended December 31, 2011 compared to $0 for the six months ended December 31, 2010 due to decreased recoveries. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due. We fully reserve for account balances more than 90 days past due, which resulted in an insignificant allowance for uncollectable accounts at December 31, 2011.

Depreciation and amortization. Depreciation and amortization decreased by $116,000, or 23.1%, to $387,000 for the six months ended December 31, 2011, from $503,000 for the six months ended December 31, 2010. This decrease is due to a $131,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized partially offset by a $15,000 increase in depreciation relating to the improvements in existing wireless broadband Internet infrastructure.

Loss from transfer of assets. In July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Interest income and expense. For the six months ended December 31, 2011 and December 31, 2010, the Company recorded interest expense of $20,000 and $30,000, respectively. The $10,000 decrease in interest expense is related to a decrease in acquisition debt and in the RUS loan outstanding. Interest income for the six months ended December 31, 2011 decreased by $1,000 to $2,000 for the three months ended December 31, 2011, as compared to $3,000 for the six months ended December 31, 2010.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the three and six months ended December 31, 2011, the Company recognized net income of $114,000 and $225,000, respectively. During the six months ended December 31, 2011, the Company recognized positive cash flow from operations of $656,000, thereby enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $1,646,000 at December 31, 2011, compared to cash on hand of $1,513,000 at June 30, 2011. The Company expects to continue to fund its operations during fiscal 2012 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2012 and expects continuing improvement in profits in the near and medium term.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2011, cash provided by operations was $656,000 compared to $581,000 for the six months ended December 31, 2010. For the six months ended December 31, 2011, net income plus non-cash items contributed cash of $632,000 compared to $617,000 during the prior year period. Changes in operating assets and liabilities provided cash of $24,000 for the six months ended December 31, 2011 and used cash of $36,000 for the six months ended December 31, 2010.

Cash used in investing activities totaled $269,000 and $147,000 for the six months ended December 31, 2011 and December 31, 2010, respectively, which relates primarily to the improvements in existing wireless broadband Internet infrastructure.

Cash used in financing activities, which totaled $254,000 for the six months ended December 31, 2011, consisted of principal payments on long-term debt, including notes related to acquisitions and the RUS loan. Cash used in financing activities, which totaled $206,000 for the six months ended December 31, 2010, consisted of principal payments on long term-debt and capital leases.

Cash on hand increased by $133,000 during the six months ended December 31, 2011. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and continued increases in cash flow from operations.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement and Risk Factors

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Quarterly Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in revenue from other Internet services resulting in greater operating losses in future periods, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) acts of God and other events outside our control, such as hurricanes and other dangerous weather conditions, fires and lightning, could damage or destroy our facilities and network infrastructure, (10) we may be accused of infringing upon the  intellectual property rights of third parties, which will be costly to defend and could limit our ability to use certain technologies in the future, (11) government regulations could force us to change our business practices, (12) we may be unable to hire and retain qualified personnel, including our key officers, (13) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and, if available, we may not successfully integrate those acquisitions into our operations, (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (15) our stock price has historically been thinly traded and volatile and may continue to be thinly traded and volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2012
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: February 13, 2012
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

