Form 10-Q
period 2012-03-31
INTERNET AMERICA INC
filed 2012-05-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes ☐ No ☒

As of May 10, 2012, registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,731,317	$1,512,690
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $6,763 and $3,967 as of March 31, 2012 and June 30, 2011, respectively	68,669	54,482
Inventory	373,584	328,881
Prepaid expenses and other current assets	164,084	227,034
Total current assets	2,344,086	2,129,519

Property and equipment—net	1,412,009	1,406,075
Goodwill—net	2,037,127	2,037,127
Subscriber acquisition costs—net	449,410	204,096
Other assets—net	18,916	17,325
TOTAL ASSETS	$6,261,548	$5,794,142

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$166,293	$162,836
Accrued liabilities	565,219	309,346
Deferred revenue	792,708	764,597
Current portion of long-term debt	294,926	486,241
Total current liabilities	1,819,146	1,723,020

Long-term debt, net of current portion	369,793	534,843
Total liabilities	2,188,939	2,257,863

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of March 31, 2012 and June 30, 2011	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of March 31, 2012 and June 30, 2011	167,296	167,296
Additional paid-in capital	63,030,865	63,022,804
Accumulated deficit	(59,152,737)	(59,681,006)
Total shareholders' equity	4,072,609	3,536,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,261,548	$5,794,142

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES:
Internet services	$1,842,284	$1,728,463	$5,465,160	$5,229,343
TOTAL REVENUES	1,842,284	1,728,463	5,465,160	5,229,343

OPERATING EXPENSES:
Connectivity and operations	1,060,379	1,071,943	3,139,829	3,216,645
Sales and marketing	141,222	50,156	329,608	151,522
General and administrative	355,796	344,039	1,076,480	957,528
Provision for (recovery of) bad debt	(1,176)	(553)	2,796	(644)
Depreciation and amortization	239,364	264,234	626,676	767,031
Loss on transfer of assets	-	-	-	26,004
TOTAL OPERATING EXPENSES	1,795,585	1,729,819	5,175,389	5,118,086

INCOME (LOSS) FROM OPERATIONS	46,699	(1,356)	289,771	111,257

OTHER INCOME (EXPENSE)
Interest income	1,004	1,823	3,007	5,238
Interest expense	(8,027)	(11,550)	(28,124)	(41,522)
Texas franchise tax expense	(147,785)	-	(147,785)	-
Gain on bargain purchase	411,400	-	411,400	-
OTHER INCOME (EXPENSE), net	256,592	(9,727)	238,498	(36,284)

NET INCOME (LOSS)	$303,291	$(11,083)	$528,269	$74,973

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.02	$(0.00)	$0.03	$0.00
DILUTED	$0.02	$(0.00)	$0.03	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562	16,729,562	16,668,527
DILUTED	19,447,990	16,729,562	19,447,990	19,386,955

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$528,269	$74,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	626,676	767,031
Loss on transfer of assets	-	26,004
Loss (gain) on disposal of fixed assets	7,710	(1,548)
Provision for (recovery of) bad debt	2,796	(644)
Non-cash stock compensation expense	8,061	18,409
Gain on bargain purchase	(411,400)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,983)	29,787
Inventory	(27,629)	(38,265)
Prepaid expenses and other current assets	62,950	125,560
Other assets	(1,591)	16,045
Accounts payable and accrued liabilities	192,308	(88,916)
Deferred revenue	27,571	(71,378)
Net cash provided by operating activities	998,738	857,058
INVESTING ACTIVITIES:
Purchases of property and equipment	(333,082)	(217,198)
Proceeds from sale of property and equipment	-	3,900
Cash paid for acquisitions	(70,940)	(108,212)
Net cash used in investing activities	(404,022)	(321,510)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(376,089)	(324,604)
Principal payments of capital leases	-	(20,848)
Net cash used in financing activities	(376,089)	(345,452)
NET INCREASE IN CASH AND CASH EQUIVALENTS	218,627	190,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,512,690	1,209,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,731,317	$1,400,011
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,531	$40,709
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration	$45,000	$-
Debt issued for acquisition of subscribers and fixed assets, net of discount	$14,750	$111,860
Debt issued for purchase of software and maintenance	$-	$12,200
Note payable issued for inventory	$4,974	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three months ended March 31, 2012, the nine months ended March 31, 2012, the three months ended March 31, 2011 and the nine months ended March 31, 2011, common stock equivalent shares totaling 2,718,428, 2,718,428, 0, and 2,718,428, respectively, have been added to the diluted weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share (“EPS”). Options and warrants to purchase shares of common stock were not included in the computation of diluted EPS because the options and warrants were not "in the money" during these periods. At March 31, 2012 and March 31, 2011, options to purchase 1,430,944 and 1,918,366 shares of the Company’s common stock, respectively, and warrants to acquire 394,922 and 394,922 shares of common stock, respectively, were outstanding.

There are no adjustments required to be made to net income for the purpose of computing basic and diluted EPS for the three and nine months ended March 31, 2012.

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

5.	Acquisitions

On January 31, 2012, the Company completed its acquisition of the tangible assets and subscribers (the "Joplin Acquisition") associated with the wireless ISP operations of Aircado-HiBeam LLC's ("Aircado") conducted in and around Joplin, Missouri. The total purchase consideration for the Joplin Acquisition was $104,000, consisting of (i) $44,500 in cash payments made at closing, (ii) a $14,500 credit for certain prepayments for services to be provided post-closing that was retained by Aircado and (iii) $45,000 in cash payments to be made during the quarter ending June 30, 2012, which payments are included in Accrued Liabilities in the accompanying consolidated balance sheet at March 31, 2012.

The Joplin Acquisition was accounted for using the acquisition method. The Company immediately began integrating the acquired assets into the Company’s existing operations and continues to operate within a single business segment.

The table below summarizes the estimated fair value of the assets acquired at the acquisition date as determined by management.

Total purchase consideration	$104,000
Fair value assignment:
Property and equipment	$236,000
Inventory	12,100
Acquired subscribers	267,300
Total fair value of assets acquired	$515,400
Gain on bargain purchase	$411,400

The gain related to the Joplin Acquisition was a result of a bargain purchase that occurred due to Aircado's hasty divesture of the assets that was required to be completed within a very limited timeframe to a small class of potential buyers that resulted in a favorable price to the Company. This gain recognized on the bargain purchase is included in Other Income (Expense) in the accompanying statement of operations for the quarter ended March 31, 2012. The amortization period of the intangible assets (acquired subscribers) is 4 years, which is consistent with the Company’s handling of subscribers in previous acquisitions.

In order to finalize the Joplin Acquisition and maintain ongoing operations after closing, the Company incurred $24,000 of redundant operating costs during the quarter ended March 31, 2012, which are included in Operating Expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2012. The redundant operating costs are not typical in similar acquisitions that the Company has previously completed but were necessary to maintain service to the acquired customers and to finalize the bargain purchase. The Company will continue transitioning the acquired operations in an orderly manner to its own internal data center during the quarter ending June 30, 2012 and the Company expects to eliminate the duplicate costs by that date.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. The Company concluded that no impairment of goodwill occurred during the nine months ended March 31, 2012.

The Company allocates the purchase price for acquisitions to acquired subscriber bases and goodwill based on fair value at the time of acquisition. The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers. As of March 31, 2012, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2012 is $33,000 and unrecognized amortization expense for fiscal years ended June 30, 2013, 2014, 2015, and 2016 is expected to be $131,000, $131,000, $111,000 and $43,000, respectively.

7.	Income Taxes

During the three and nine months ended March 31, 2012, the Company generated net income of $303,000 and $528,000, respectively. During the three and nine months ended March 31, 2011, the Company generated net loss of $11,000 and net income of $75,000, respectively. No provision for federal income taxes has been recorded for the nine months ended March 31, 2012 or March 31, 2011 as the net income generated in the current periods will be offset by net operating loss carryovers. As of March 31, 2012, the Company continues to maintain a full valuation allowance for its net deferred tax assets. Given its limited history of generating net income, the Company has concluded that it is not more likely than not that additional net deferred tax assets will be realized.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. The 2007, 2008, 2009 and 2010 tax periods remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary at March 31, 2012 and June 30, 2011. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

As of March 31, 2012, the Company recorded an additional accrual for Texas franchise tax obligations of $147,785 to reflect the results of a recent review by the Texas Comptroller of Public Accounts (the “Comptroller’s Office”) of our franchise tax reports for certain prior year periods. The Company paid $47,952 of this accrued amount to the Comptroller’s Office in April 2012 to cover the payment shortfalls for the 2007 and 2008 tax years.

8.	Long-Term Debt

As of March 31, 2012 and June 30, 2011, the Company’s long-term debt consisted of:

	March 31,	June 30,
	2012	2011
Note payable due June 20, 2012, payable in monthly installments of $2,088 with interest imputed at 9% (net of unamortized discount of $93 and $1,180, respectively) (1)	$6,171	$23,874
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	142,308	175,987
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $18,470 and $28,794, respectively)	373,150	463,529
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, with interest based on the cost of borrowing of the Department of Treasury for 7 year obligations (1)	49,869	239,136
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	8,146	10,992
Note payable due May 3, 2013, payable in monthly installments of $5,085 with fixed interest imputed at 8.5% (net of unamortized discount of $3,643 and $9,380, respectively)	72,516	107,566
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $962 and $0, respectively) (2)	12,559	-

	664,719	1,021,084
Less current portion	(294,926)	(486,241)
Total long-term debt, net of current portion	$369,793	$534,843

(1) As of March 31, 2012, the Company’s long-term debt which is secured by certain inventory, equipment and certificates of deposit totaled approximately $56,040.

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

9.	Transfer of Assets

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

10.	Stock Options and Warrants

As of March 31, 2012, 1,430,944 options were outstanding under the Company's 2007 Stock Option Plan (the "2007 Plan") and 569,056 stock options were available for future issuance under the 2007 Plan. During the nine months ended March 31, 2012, the Company did not grant any stock options.

As of March 31, 2012, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Mr. Mihaylo and Ambassador Palmer, both non-employee directors of the Company. No warrants were granted during the nine months ended March 31, 2012.

11.	Related Parties

During the three months ended March 31, 2012 and March 31, 2011, a total of $13,250 and $14,625, respectively, was paid to four non-employee directors for serving on the Company's board of directors. During the nine months ended March 31, 2012 and March 31, 2011, a total of $43,750 and $50,175, respectively, was paid to four non-employee directors for serving on the Company’s board of directors and $0 and $5,090, respectively, was paid to a former owner of TeleShare for contract services.

12.	Recent Accounting Pronouncements

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

Overview

The drivers of our financial results for the quarter ended March 31, 2012 were similar compared to the prior year and prior quarter periods with two important exceptions. First, we recorded a $411,000 one-time gain on the bargain purchase of certain wireless operations in Joplin, Missouri. Second, we recorded a $148,000 one-time expense in connection with increasing our Texas franchise tax accrual for the current and prior years.  Additionally, our operating results for the March 2012 quarter included approximately $30,000 of expenses that were directly related to the Joplin Acquisition, accounting for 44.8% of the $67,000 increase operating expenses, compared to the prior year period.

The Joplin Acquisition expense was comprised of $24,000 in duplicate operating costs incurred to ensure continuous service to the acquired subscribers post-closing and approximately $6,000 in legal fees and travel expenses. This $30,000 expense item negatively impacted the quarter as it is reflected in operating expenses.

The accrual charge for past and current year Texas franchise tax payments resulted from a recent review by the Texas Comptroller of Public Accounts of our 2007 and 2008 Texas franchise tax reports, which review concluded that our previous method of calculating franchise tax owed was not correct. We are now fully accrued for our past and current year franchise tax liabilities using the Texas Comptroller’s preferred method.

We remain positive on the Joplin Acquisition in spite of the additional one-time expenses required to maintain service to the acquired Joplin customers.  We expect to eliminate these duplicate expenses within the next 30 to 60 days.  We continue to look at acquisitions as well as focusing on internal revenue growth.  While we continue to use our cash on systems upgrades, the purchase and expenses associated with the Joplin Acquisition, heavier advertising and marketing expenses, and some expansions, our cash position remains strong and available for opportunities as they may present themselves. We note, however, that with our expected spending during the next two quarters focused primarily on major system upgrades and possibly some acquisitions, we expect our cash position to decrease during that period. Management is pleased about the consistency of our revenues and profits; our increase in usable cash; and our reduction in debt.  We also feel that our trend is positive relative to revenue growth and we look forward to the coming quarters with cautious enthusiasm.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth certain unaudited financial data for the three months ended March 31, 2012 and March 31, 2011. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share, per share and subscriber count data).

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$1,842	100.0%	$1,728	100.0%
TOTAL REVENUES	1,842	100.0%	1,728	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,060	57.6%	1,072	62.0%
Sales and marketing	141	7.7%	50	2.9%
General and administrative	356	19.3%	344	19.9%
Recovery of bad debt expense	(1)	(0.1)%	(1)	(0.1)%
Depreciation and amortization	239	13.0%	264	15.3%
TOTAL OPERATING EXPENSES	1,795	97.5%	1,729	100.0%

INCOME (LOSS) FROM OPERATIONS	47	2.5%	(1)	0.0%

OTHER INCOME (EXPENSE)
Interest income	1	0.1%	2	0.1%
Interest expense	(8)	(0.4)%	(12)	(0.7)%
Texas franchise tax expense	(148)	(8.0)%	-	0.0%
Gain on bargain purchase	411	22.3%	-	0.0%
OTHER INCOME (EXPENSE), net	256	14.0%	(10)	(0.6)%

NET INCOME (LOSS)	$303	16.5%	$(11)	(0.6)%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$(0.00)
DILUTED	$0.02		$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,447,990		16,729,562
OTHER DATA:
Subscribers at end of period (1)	27,000		25,000
Adjusted EBITDA(2)	$286		$277
Adjusted EBITDA margin(3)	15.5%		16.0%
Reconciliation of net income (loss) to Adjusted EBITDA:
Net Income (Loss)	$303		$(11)
Add:
Depreciation and amortization	239		264
Stock compensation	-		14
Interest expense	8		12
Texas franchise tax expense	148		-
Less:			-
Interest income	(1)		(2)
Gain on bargain purchase	(411)		-
Adjusted EBITDA (2)	$286		$277

(1)    A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)    Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization , stock based compensation, gain on bargain purchase and transfer of assets, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)    Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $114,000, or 6.6%, to $1,842,000 for the three months ended March 31, 2012, from $1,728,000 for the three months ended March 31, 2011.Wireless broadband Internet revenue increased by $200,000 to $1,420,000 during the current year period compared to $1,220,000 for the prior year period, primarily due to growth of the subscriber base through acquisitions and internal efforts and customers migrating to upgraded service levels and purchasing additional services during the quarter ended March 31, 2012. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a decrease in other types of Internet service revenues of $86,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $12,000, or 1.1%, to $1,060,000 for the three months ended March 31, 2012, from $1,072,000 for the three months ended March 31, 2011. Data and telecommunications expense decreased by $13,000 to $317,000 for the current year period compared to $330,000 for the prior year period, due to our renegotiating more favorable terms with telecommunications service providers. Expensed assets also decreased by $34,000 to $45,000 for the current year period compared to $79,000 for the prior year period, due to decrease in supplies, installation costs and repairs.

The above described decrease in expenses was partially offset by an increase in salaries, wages and related personnel expense by approximately $4,000 to $476,000 for the current year period compared to $472,000 for the prior year period, which is attributed mainly to the increase in employees to accommodate increased operations. Additionally related, there was an increase in travel and mileage expense of $14,000 to $42,000 for the current year period compared to $28,000 for the prior year period. Tower lease costs increased $16,000 to $139,000 for the current year period compared to $123,000 for the prior year period, which is primarily attributed to tower leases assumed in the Joplin acquisition. Merchant fees increased by $1,000 to $41,000 for the current year period compared to $40,000 for the prior year period.

Sales and marketing. Sales and marketing expense increased by $91,000, or 182.4%, to $141,000 for the three months ended March 31, 2012 compared to $50,000 for the three months ended March 31, 2011. Salaries, wages and related personnel costs increased by approximately $33,000 to $61,000 for the current year period compared to $28,000 for the prior year period, which is attributed mainly to the addition of sales personnel to expand sales efforts. Advertising expense increased by $19,000 to $35,000 for the current year period compared to $16,000 for the prior year period primarily due to the Company bringing all direct advertising related expenses in house to streamline cost and focus on all improved or enhanced network areas. The remainder of this increase is attributed to the addition of an outside sales force for a total of $39,000 for the current year period, as compared to $0 for the prior year period. Facilities expense remained constant at $6,000 for the current and prior year periods.

General and administrative. General and administrative expense increased by $12,000, or 3.5%, to $356,000 for the three months ended March 31, 2012, from $344,000 for the three months ended March 31, 2011. Personnel costs increased by $28,000 to $123,000 for the current year period compared to $95,000 for the prior year period due to the addition of full time employees. Insurance expense increased by $3,000 to $28,000 for the current year period compared to $25,000 for the prior year period due to the addition of full time employee benefits. There was an increase of $11,000 to $61,000 for current year period compared to $50,000 for the prior year period in other general and administrative expenses. Personnel travel expenses increased by $1,000 to $6,000 for the current year period compared to $5,000 for the prior year period. There was also a slight increase in rents and utilities expense of $1,000 to $44,000 in the current year period from $43,000 in the prior year period.

The above described increases were partially offset by the decrease in stock compensation expense and directors’ fees of $16,000 to $13,000 for the current year period compared to $29,000 for the prior year period. In addition, telecommunications expense decreased by $8,000 to $41,000 for the current year period compared to $49,000 for the prior year period, and professional and consulting fees decreased by $8,000 to $40,000 for the current year period compared to $48,000 for the prior year period.

Provision for (recovery of) bad debt expense. Recovery of bad debt expense remained constant at $1,000 for the three months ended March 31, 2012 and three months ended March 31, 2011. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due. We fully reserve for account balances more than 90 days past due, which resulted in an insignificant allowance for uncollectable accounts at March 31, 2012.

Depreciation and amortization. Depreciation and amortization decreased by $25,000, or 9.5%, to $239,000 for the three months ended March 31, 2012, from $264,000 for the three months ended March 31, 2011. This decrease is due to a $62,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized partially offset by a $37,000 increase in depreciation relating to improvements in existing wireless broadband Internet infrastructure and equipment and infrastructure acquired in the Joplin acquisition.

Interest income and expense. Interest expense decreased by $4,000, or 33.3%, to $8,000 for the three months ended March 31, 2012 from $12,000 for the three months ended March 31, 2012, primarily resulting from the reduction in the Company's long-term debt. Interest income decreased by $1,000, or 50%, to $1,000 for the three months ended March 31, 2012, as compared to $2,000 for the three months ended March 31, 2011.

Texas franchise tax expense. During the three months ended March 31, 2012, the Company recorded a one-time expense of $148,000 to increase the accrual for Texas franchise tax obligations for current and prior tax years. This charge resulted from a recent review by the Texas Comptroller of Public Accounts of our 2007 and 2008 Texas franchise tax reports, which review concluded that our previous method of calculating franchise tax owed was not correct. We are now fully accrued for our past and current year franchise tax liabilities using the Texas Comptroller’s preferred method.

Gain on bargain purchase. During the three months ended March 31, 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2012 and March 31, 2011. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share, per share and subscriber count data).

	Nine Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
STATEMENT OF OPERATIONS DATA:
REVENUES:
Internet services	$5,465	100.0%	$5,229	100.0%
TOTAL REVENUES	5,465	100.0%	5,229	100.0%
OPERATING EXPENSES:
Connectivity and operations	3,140	57.5%	3,217	61.5%
Sales and marketing	330	6.0%	151	2.9%
General and administrative	1,076	19.7%	958	18.3%
Recovery of bad debt expense	3	0.1%	(1)	(0.0)%
Depreciation and amortization	626	11.4%	767	14.7%
Loss from transfer of assets	-	0.0%	26	0.5%
TOTAL OPERATING EXPENSES	5,175	94.7%	5,118	97.9%

INCOME (LOSS) FROM OPERATIONS	290	5.3%	111	2.1%

OTHER INCOME (EXPENSE)
Interest income	3	0.1%	5	0.1%
Interest expense	(28)	(0.5)%	(41)	(0.8)%
Texas franchise tax expense	(148)	(2.7)%	-	0.0%
Gain on bargain purchase	411	7.5%	-	0.0%
OTHER INCOME (EXPENSE), net	238	4.4%	(36)	(0.7)%

NET INCOME (LOSS)	$528	9.7%	$75	1.4%

NET INCOME PER COMMON SHARE:
BASIC	$0.03		$0.00
DILUTED	$0.03		$0.00
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC	16,729,562		16,668,527
DILUTED	19,447,990		19,386,955
OTHER DATA:
Subscribers at end of period(1)	27,000		25,000
Adjusted EBITDA(2)	$916		$922
Adjusted EBITDA margin(3)	16.8%		17.6%
Reconciliation of net income to Adjusted EBITDA:
Net Income	$528		$75
Add:
Depreciation and amortization	626		767
Stock compensation	-		18
Interest expense	28		41
Loss from transfer of assets	-		26
Texas franchise tax expense	148
Less:
Interest income	(3)		(5)
Gain on bargain purchase	(411)		-
Adjusted EBITDA(2)	$916		$922

(1)    A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.

(2)    Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization , stock based compensation, gain on bargain purchase and transfer of assets, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(3)    Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $236,000, or 4.5%, to $5,465,000 for the nine months ended March 31, 2012, from $5,229,000 for the nine months ended March 31, 2011. Wireless broadband Internet revenue increased by $477,000 to $4,096,000 for the current year period compared to $3,619,000 for the prior year period, primarily due to growth of the subscriber base through acquisitions and internal efforts and customers migrating to upgraded service levels and purchasing additional services during the current year period. Increased revenues derived from wireless broadband Internet subscribers were offset by decreases in other types of Internet service revenues of $241,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $77,000, or 2.4%, to $3,140,000 for the nine months ended March 31, 2012, from $3,217,000 for the nine months ended March 31, 2011. Salaries, wages and related personnel expense decreased by $55,000 to $1,376,000 for the current year period compared to $1,431,000 for the prior year period, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Data and telecommunications expense decreased by $56,000 to $932,000 for the current year period compared to $988,000 for the prior year period due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers. Expensed assets decreased by $26,000 to $215,000 for the current year period compared to $241,000 for the prior year period.

The above described decreases were partially offset by an increase in tower lease costs of $33,000 to $392,000 for the current year period compared to $359,000 for the prior year period, which is primarily attributed to tower leases assumed in the Joplin acquisition. Travel and mileage expense increased by $21,000 to $101,000 for the current year period compared to $80,000 for the prior year period. Merchant fees expense increased by $6,000 to $124,000 for the current year period compared to $118,000 for the prior year period.

Sales and marketing. Sales and marketing expense increased by $179,000, or 118.5%, to $330,000 for the nine months ended March 31, 2012, compared to $151,000 for the nine months ended March 31, 2011. This increase is primarily due to the addition of an outside sales force of $102,000 for the current year period. Salaries, wages and related personnel costs increased by approximately $37,000 to $142,000 for the current year period compared to $105,000 for the prior year period due to the addition of sales personnel. Advertising expense increased by $40,000 to $68,000 for the current year period compared to $28,000 for the prior year period.

General and administrative. General and administrative expense increased by $118,000, or 12.3%, to $1,076,000 for the nine months ended March 31, 2012, from $958,000 for the nine months ended March 31, 2011. Personnel costs increased by $79,000 to $338,000 for the current year period compared to $259,000 for the prior year period due to addition of full time employees including Director of Corporate Development and Director of Sales. Other general and administrative costs increased by $37,000 to $178,000 for the current year period compared to $141,000 for the prior year period. Travel expenses increased by $12,000 to $22,000 for the current year period compared to $10,000 for the prior year period. Professional and consulting fees increased by $5,000 to $145,000 for the current year period compared to $140,000 for the prior year period. Insurance expense increased by $4,000 to $71,000 for the current year period compared to $67,000 for the prior year period.

The expense related to the issuance of stock options and directors’ fees decreased by $12,000 to $52,000 for the current year period compared to $64,000 for the prior year period. Telecommunications and facilities expense decreased by $7,000 to $133,000 for the current year period, from $140,000 for the prior year period.

Provision for (recovery of) bad debt expense. Provision for bad debt expense was $3,000 for the nine months ended March 31, 2012 compared to a recovery of bad debt expense of $1,000 for the nine months ended March 31, 2011 due to decreased recoveries. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due. We fully reserve for account balances more than 90 days past due, which resulted in an insignificant allowance for uncollectable accounts at March 31, 2012.

Depreciation and amortization. Depreciation and amortization decreased by $141,000, or 18.4%, to $626,000 for the nine months ended March 31, 2012, from $767,000 for the nine months ended March 31, 2011. This decrease is due to a $193,000 decrease in amortization expense relating to acquired subscriber costs resulting from the Company’s prior wireless acquisitions in fiscal 2006 and 2007 becoming fully amortized partially offset by a $52,000 increase in depreciation relating to improvements in existing wireless broadband Internet infrastructure and equipment and infrastructure acquired in the Joplin acquisition.

Loss from transfer of assets. In July 2010, former owners of TeleShare surrendered their noncontrolling interest in exchange for $25,000 of certain assets and liabilities of TeleShare. The Company recognized a loss of $26,000 on the transfer of these assets.

Interest income and expense. For the nine months ended March 31, 2012 and March 31, 2011, the Company recorded interest expense of $28,000 and $41,000, respectively. The $13,000, or 31.7%, decrease in interest expense is related to a decrease in acquisition debt and in the RUS loan outstanding. Interest income for the nine months ended March 31, 2012 decreased by $2,000, or 40%, to $3,000 as compared to $5,000 for the nine months ended March 31, 2011.

Texas franchise tax expense. During the nine months ended March 31, 2012, the Company recorded a one-time expense of $148,000 to increase the accrual for Texas franchise tax obligations for current and prior tax years. This charge resulted from a recent review by the Texas Comptroller of Public Accounts of our 2007 and 2008 Texas franchise tax reports, which review concluded that our previous method of calculating franchise tax owed was not correct. We are now fully accrued for our past and current year franchise tax liabilities using the Texas Comptroller’s preferred method.

Gain on bargain purchase. During the nine months ended March 31, 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the three and nine months ended March 31, 2012, the Company recognized net income of $303,000 and $528,000, respectively. During the nine months ended March 31, 2012, the Company recognized positive cash flow of $219,000, thereby enabling the Company to fund its operations from current period cash flows and resulting in cash on hand of $1,731,000 at March 31, 2012, compared to cash on hand of $1,513,000 at June 30, 2011. The Company expects to continue to fund its operations during fiscal 2012 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2012 and expects continuing improvement in profits in the near and medium term.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended March 31, 2012, cash provided by operations was $999,000 compared to $857,000 for the nine months ended March 31, 2011. For the nine months ended March 31, 2012, net income plus non-cash items contributed cash of $762,000 compared to $884,000 during the prior year period. Changes in operating assets and liabilities provided cash of $236,000 for the nine months ended March 31, 2012 and used cash of $27,000 for the nine months ended March 31, 2011.

Cash used in investing activities totaled $404,000 and $322,000 for the nine months ended March 31, 2012 and March 31, 2011, respectively, which increase relates primarily to the improvements in existing wireless broadband Internet infrastructure and cash paid for acquisitions.

Cash used in financing activities, which totaled $376,000 for the nine months ended March 31, 2012, consisted of principal payments on long-term debt, including notes related to acquisitions and the RUS loan. Cash used in financing activities, which totaled $345,000 for the nine months ended March 31, 2011, consisted of principal payments on long term-debt and capital leases.

Cash on hand increased by $219,000 during the nine months ended March 31, 2012. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and continued increases in cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2012
By: /s/ William E. Ladin, Jr.

William E. Ladin, Jr.
Chairman and Chief Executive Officer

Date: May 14, 2012
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

