Form 10-K
period 2012-06-30
INTERNET AMERICA INC
filed 2012-09-28
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Common Stock on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $1,469,852 ($0.22 per share). Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 10% of the registrant’s common stock are considered to be affiliates.

The number of shares of common stock of the registrant outstanding as of September 26, 2012 was 16,729,562

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNET AMERICA, INC

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

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

PART I

Item 1. Business

General

Internet America, Inc. (“Internet America” or “we”) is an internet service provider ("ISP") focused on providing wireless high-speed broadband internet in rural markets. As of June 30, 2012 we served approximately 26,400 total subscribers in Texas and Missouri. Our corporate headquarters is located in Houston, Texas, where our executive functions, call center and network monitoring systems reside. We are a corporation organized under the laws of the state of Texas that was formed in 1995.

We offer broadband internet services to customers within our network footprint, primarily focusing on rural, residential markets. We install wireless internet service in communities and rural areas that have little or no access to alternative broadband solutions.

Business Strategy

Internet America is structured to accommodate revenue growth in existing markets without a significant increase in operating expenses. We continue to improve the capacity and quality of our networks in order to increase our subscriber capacity and decrease our customer churn.

While our major focus has remained in the Texas area to date, we are positioned to drive our vision of delivering high speed broadband internet services to more geographic rural areas. In fiscal year 2012 we made our first significant venture outside the state of Texas by purchasing a wireless network in Joplin, Missouri. We believe that our continued efforts to increase our subscriber base will yield improvements in profitability and cash flow from operations. Despite our investments in the quality and efficiency of our operations over the past 18 months, we have remained EBITDA positive throughout the economic slowdown and believe that we are well positioned to withstand a continuing economic slowdown and to capitalize on growth possibilities.

Management considers the acquisition of rural wireless internet service providers (“WISPs”) as a potential method of increasing subscriber count, geographic reach and recurring revenue.  During the fiscal year 2012, Internet America acquired three small wireless internet service providers and has since integrated them into its existing infrastructure. Future acquisitions will only be considered if they 1) do not jeopardize continued positive EBITDA 2) have a clear path to integration and 3) will produce positive cash flow from the date of acquisition. There is no guarantee that we will make significant or numerous acquisitions.

Services

We offer internet services tailored to meet the needs of both residential and business subscribers. Our primary service offerings are broadband and dial-up internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed internet access, web hosting, co-location and other business related services. Our services are offered in several different packages to provide subscribers a range of choices to satisfy their internet needs.

Wireless Broadband Internet Access. Our wireless internet access package includes basic internet and e-mail access. Available value-added services include additional e-mail accounts and personal web sites.

High Speed Connectivity; DSL Services. Our DSL products provide high-speed broadband internet access over existing telephone lines and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the internet.

Commercial Services. Internet America offers a comprehensive line of commercial-grade business services. Broadband connectivity offerings include Metro Ethernet from 3 Mbps to 100 Mbps, full and fractional T3/DS-3 and T1/DS-1 leased lines, commercial fixed wireless (licensed and unlicensed) and commercial DSL. We also provide Tier-1 and Tier-2 co-location services in Stafford, Victoria and China Grove, Texas under single-server, half-cabinet and full-cabinet plans.

Dial-Up Internet Access. Our most popular dial-up internet access package includes basic internet access and related internet applications such as e-mail, FTP and USENET news access.

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

Most of our customer care employees work out of the corporate office in Houston, Texas. They resolve support calls of all levels of technical difficulty with a focus on quality and on one call resolution. Customer care is available to subscribers during extended business hours, typically until 8 p.m. weekdays and on limited hours on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.

Marketing

Our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events and advertising as well as outside and inside sales agents to create brand and service awareness in these areas. We do not use mass-marketing tools or tactics such as Television routinely due to our focus on very narrow geographic areas.

Technology and Infrastructure

Our wired network provides subscribers with local dial-up internet access in Texas, nationwide broadband (“DSL”) access in all major metropolitan areas, as well as dial-up access in many Tier-2 and Tier-3 cities. Our wireless network is limited to specific areas identified as underserved markets in which we have chosen to establish the required network components.

Wireless Broadband Internet Access. The network is designed to deliver up to 50 Mbps to residential subscribers and up to 250 Mbps to dedicated commercial subscribers. The network is fully open and does not restrict access to any lawful internet applications or content.

Network Description. The current access networks are connected via leased lines which range in speed from 100 Mbps to 1,000 Mbps. From these local Points of Presence (“POPs”), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 40 Mbps to 300 Mbps. Access towers are then used to distribute bandwidth to approximately 8,600 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (900 Mhz, 2.4 Ghz, 3.65 Ghz, 5.2 Ghz and 5.8 Ghz) in addition to some licensed 2.5 Ghz EBS frequency in and around Joplin, Missouri. Our POPs are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Houston, Victoria and San Antonio; and Joplin, Missouri.

Internal Network Infrastructure. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of potential single points of failure. Speed is achieved through the deployment of clustered systems, aggressive network capacity planning and upgrades, diverse network architecture, multiple diverse internet backbone connections and 'most-direct-route' network topology. Additional available speed is being provided by larger bandwidth connections and installation of higher speed capacity radios and back hauls. Automated software tools remotely monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure and transmit alerts to both Virtual Communications Center (“VCC”) personnel and local field employees. This alert system includes an automated escalation path for notification of supervisors based on type of alert and time lapsed. Our VCC is staffed 365 days a year and communicates with external service providers when needed. Other software tools, such as statistical analysis software, are used to provide data about the quality of service most subscribers are experiencing, as well as information to identify the need for additional bandwidth and services in an efficient and proactive manner. These centralized monitoring systems allow for scalable monitoring and enhanced customer service.

Internet America’s core network infrastructure is located in a secure leased cage at a SOC 1 compliant data center located in Houston, Texas. This facility, which has fully redundant power and cooling, is constructed to withstand category 5 hurricane conditions. Currently, our core network router/switch hardware includes a pair of Cisco 6509 switch/routers that provide fully-redundant routing between our 900 Mbps of upstream internet access across three separate internet service providers.

Management Information Systems (“MIS”). Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system (“CMS”) to handle all customer contact and billing information for the services we provide. CMS maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. We continually enhance CMS to provide additional functionality for improved financial, marketing and management reporting.

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than on our proprietary intellectual property rights which primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “Airmail.net," "Airnews.net," and “PDQ.net” are registered service marks of Internet America or its subsidiaries. As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

Competition

The internet services market is extremely competitive in every segment, including dial-up, wired broadband (DSL, Cable and fiber) and wireless.

In the dial-up segment, where we have approximately 3,700 subscribers, there are no substantial barriers to entry. We anticipate dial-up subscribers will continue to decline as more subscribers convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 1,000 subscribers), cable or fiber, is also extremely competitive. The markets we serve with DSL have been flooded with services from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices. To service our DSL customers we rely on local loop providers with whom we compete in order to provide service to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers.

While there is still significant competition in the wireless segment, we focus on marketing to underserved geographic areas (i.e., those areas where there is less competition or technically inferior services available). Internet America operates networks located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Houston, Victoria and San Antonio; and Joplin, Missouri. We believe competition in these areas is generally from locally owned wireless broadband operators who lack our operating scale and monitoring systems. These operators generally have significantly higher prices and/or inefficient operations.

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and quality service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services). Increased competition for users of internet services may result in lower subscriber growth rates or even subscriber loss. Competitors may charge less than we do, forcing us to reduce (or preventing us from raising), our fees. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of internet access providers:

•	National dialup service providers, such as Time Warner and MSN;
•	National telecommunications providers, such as Verizon and AT&T;
•	Numerous regional and local ISPs and WISPs;
•	Cable operators, such as Suddenlink Communications, Cox Communications and Comcast;
•	Satellite companies;
•	Electric utility companies; and
•	Cellular and PCS services.

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

The FCC has determined that internet access providers utilizing DSL technology provide “information services functionally integrated with a telecommunications component.” Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis or some combination of both. Internet America currently has approximately 1,100 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating or extending our contracts with these providers at favorable prices.

Further changes in the FCC’s policies relating to the classification of telecommunications services and information services could have more adverse effects on our business. If the FCC were to classify us as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, impede our ability to compete for broadband customers or require us to increase prices for our services.

The FCC regulates certain spectrum bands in which Internet America and its competitors operate and can make additional spectrum available for use or change the way existing spectrum is used. Internet America has obtained FCC approval to operate on a 3.65 GHz band on a nationwide, non-exclusive basis and has been, and may in the future be, required to apply for licensing to operate in other spectrum or markets. The breach of a license or applicable law, even if inadvertent, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines.

Through a recent acquisition, Internet America acquired multiple 2.5 Ghz EBS licenses in and around Joplin, Missouri. These licenses have been issued by the FCC to educational institutions, from which Internet America leases a portion of the unused spectrum. Changes in the FCC’s policies relating to 2.5 Ghz EBS licenses could have a material adverse effect on our business.

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

Employees

As of June 30, 2012, we employed 44 people, all of whom were full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 10930 W. Sam Houston Pkwy., N., Suite 200, where our executive functions, call center and network monitoring exist. This 7,900 square foot facility is leased through May 2013.

The Internet America core network is located in a secure leased cage at a SOC 1 compliant data center. Our lease at this facility will renew or expire in February 2013. Additionally, we lease 1,875 square feet of office space in Stafford, Texas which is used as a Data Center facility for non-core systems and commercial customer services.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol GEEK.OB. The following table shows the closing prices (per share) of our common stock for the periods indicated as reported on the OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$0.44	$0.23
Third Quarter	0.38	0.22
Second Quarter	0.22	0.20
First Quarter	0.30	0.20
Fiscal Year Ended June 30, 2011:
Fourth Quarter	$0.30	$0.22
Third Quarter	0.40	0.22
Second Quarter	0.35	0.11
First Quarter	0.35	0.20

At September 26, 2012, there were 231 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of our shareholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then current conditions they deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,430,944	$0.41	569,056

Equity compensation plans not approved by security holders	-	-	-

Total	1,430,944	$0.41	569,056

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.  Certain of the statements contained in the body of this Annual Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve EBITDA, profitability or product margins, (3) internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in revenue from other internet services resulting in greater operating losses in future periods, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) acts of God and other events outside our control, such as hurricanes and other dangerous weather conditions, fires and lightning, could damage or destroy our facilities and network infrastructure, (10) we may be accused of infringing upon the  intellectual property rights of third parties, which will be costly to defend and could limit our ability to use certain technologies in the future, (11) government regulations could force us to change our business practices, (12) we may be unable to hire and retain qualified personnel, including our key officers, (13) future acquisitions of wireless broadband internet customers and infrastructure may not be available on attractive terms and, if available, we may not successfully integrate those acquisitions into our operations, (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (15) our stock price has historically been thinly traded and volatile and may continue to be thinly traded and volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

Overview

We are a Wireless ISP (Internet Service Provider) that is focused on providing high-speed broadband internet in rural underserved and non-served markets wirelessly. At June 30, 2012, we served approximately 8,600 wireless broadband internet subscribers and 26,400 total subscribers in Texas and Missouri. A subscriber represents an active, billed service.  (One customer account may represent multiple subscribers depending on the number of active and billed services for that customer.) The Company derives substantially all of its revenues from internet access services and related fees.

During fiscal 2012, we continued to focus on quality process implementation including investing in infrastructure upgrades, management development and simplifying internal systems and procedures.  During fiscal 2012, we were able to increase our overall bandwidth at a lower total cost and upgrade significant portions of our infrastructure enabling us to deliver bandwidth to our customers faster and more reliably.   These efforts improved productivity and customer satisfaction, reduced customer churn, and resulted in improved adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, impairment loss, stock-based compensation expense, loss or gain on the transfer of assets and gain from bargain purchase) for the year. Adjusted EBITDA for fiscal 2012 increased 1.9% to approximately $1,267,000 as compared to adjusted EBITDA of approximately $1,242,000 for fiscal 2011. Based on present operations, we expect continued upward trend in adjusted EDITDA during fiscal 2013.

During fiscal 2012, we continued the development of the management team. Each member is enthusiastic about building a financially strong company in a somewhat difficult economic environment where many of the companies in the wireless service industry are not profitable and are having more severe challenges.

During fiscal 2012, we made capital upgrades and expansion to our infrastructure of $564,000, reduced our debt by $492,000 and invested $130,000 in acquisitions, all of which was funded with cash on hand. In spite of our significant investment in infrastructure and growth of our business through acquisitions combined with our significant pay down of debt, we are pleased that our overall cash position at June 30, 2012 remains strong at $1,433,000, which is only $79,000 lower than our cash position at June 30, 2011.

On August 1, 2012, the Company closed the purchase of wireless subscribers in and around Azle, Texas for a total estimated consideration of $71,250, which will be finalized with an issued note after November 1, 2012, or 90 days after the closing date. A closing payment of $26,000, less prepaid liabilities, was paid to the seller with cash on hand. Management believes that the estimated value of the acquired assets will not exceed the purchase consideration.

Effective cash management and efforts to improve the quality and efficiency of our operations over the last few years has well positioned us to withstand a continued economic slowdown and to capitalize on growth possibilities through internal growth and acquisitions. We believe that we have sufficient capital resources and cash on hand to withstand either a short or prolonged economic downturn.  While we expect to see continuing earnings improvement in the near term, we have now turned our major focus to increasing revenues through internal growth of wireless operations using both our inside and outside sales force.

Results of Operations - Year Ended June 30, 2012 Compared to June 30, 2011

The following table shows financial data for the years ended June 30, 2012 and 2011. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30,
	2012	% of Revenues	2011	% of Revenues
REVENUES:
Internet services	$7,350	100.0%	$6,979	100.0%
TOTAL REVENUES	7,350	100.0%	6,979	100.0%
OPERATING EXPENSES:
Connectivity and operations	4,165	56.7%	4,260	61.0%
Sales and marketing	448	6.1%	209	3.0%
General and administrative	1,494	20.3%	1,303	18.7%
Provision for (recovery of) bad debt	4	0.1%	(1)	(0.0)%
Depreciation and amortization	820	11.2%	1,043	14.9%
Impairment loss	-	0.0%	376	5.4%
Loss from transfer of assets	-	0.0%	26	0.4%
TOTAL OPERATING EXPENSES	6,931	94.3%	7,216	103.4%
INCOME (LOSS) FROM OPERATIONS	419	5.7%	(237)	(3.4)%

OTHER INCOME (EXPENSE)
Interest income	4	0.1%	6	0.1%
Interest expense	(33)	(0.4)%	(48)	(0.7)%
Gain on bargain purchase	411	5.6%	-	0.0%
Other Revenue	20	0.3%	-	0.0%
OTHER INCOME (EXPENSE), net	402	5.5%	(42)	(0.6)%

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	821		(279)
Income tax expense	178	2.4%	24	0.3%
NET INCOME (LOSS) and COMPREHENSIVE INCOME (LOSS)	$643	8.7%	$(303)	(4.3)%

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.04		$(0.02)
DILUTED	$0.03		$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,684,087
DILUTED	19,447,990		16,684,087
OTHER DATA:
Adjusted EBITDA(1)	$1,267		$1,242
Adjusted EBITDA margin(2)	17.2%		17.8%
CASH FLOW DATA:
Cash flow provided by operations	$1,101		$1,160
Cash flow used in investing activities	$(689)		$(414)
Cash flow used in financing activities	$(492)		$(444)
Reconciliation of net income to Adjusted EBITDA:
Net Income (Loss)	$643		$(303)
Add: Depreciation and amortization	820		1,043
Impairment loss	-		376
Stock compensation	8		34
Interest expense	33		48
Loss from transfer of assets	-		26
Income tax expense	178		24
Less: Interest income	(4)		(6)
Gain on bargain purchase	(411)		-
Adjusted EBITDA(1)	$1,267		$1,242

(1) Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, impairment loss, transfer of assets, gain on bargain purchase and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $371,000, or 5.3%, to $7,350,000 in fiscal 2012 from $6,979,000 in fiscal 2011. The Company’s subscriber count increased by 1,600, or 6.5%, to 26,400 as of June 30, 2012 compared to 24,800 as of June 30, 2011. Wireless broadband internet revenue increased by $663,000 to $5,545,000 in fiscal 2012 compared to $4,882,000 in fiscal 2011.

This increase in wireless broadband internet revenue was partially offset by the net decrease in dial-up internet subscriber counts and related revenue of $292,000, which was primarily attributed to dial-up customers upgrading to our wireless services or to high-speed broadband services provided by other service providers.

Connectivity and operations. Connectivity and operations expenses decreased by $95,000, or 2.2%, to $4,165,000 in fiscal 2012 from $4,260,000 in fiscal 2011. Salaries, wages and related personnel costs decreased by $71,000 in fiscal 2012 as compared to fiscal 2011 primarily due to the Company's initiative to reduce expensive contract labor costs by increasing full time employees available to perform the contracted installations. Data and telecommunications expense decreased by $120,000 in fiscal 2012 as compared to fiscal 2011 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers. Expensed assets decreased by $12,000 in fiscal 2012 as compared to fiscal 2011 due to decreases in supplies, installation costs and repairs.

The previously discussed decreases in fiscal 2012 expenses were partially offset by an increase in tower lease costs of $55,000 for fiscal 2012 compared to fiscal 2011 due to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates. Travel and mileage increased by $49,000 in fiscal 2012 compared to fiscal 2011 due to the initiative mentioned above to reduce contract labor costs by increasing full time employees, of which the Company reimburses job related travel expenses. Merchant fees also increased slightly by $4,000 in fiscal 2012 compared to fiscal 2011 due to increase in customer base and related cash receipts.

Sales and marketing. Sales and marketing expenses increased by $239,000, or 114.4%, to $448,000 in fiscal 2012 from $209,000 in fiscal 2011. Outside sales expenses increased by $114,000 in fiscal 2012 compared to fiscal 2011 due to a full year of the reseller program implemented in late fiscal 2011, and salaries, wages and related personnel costs increased by approximately $78,000 in fiscal 2012 compared to fiscal 2011, which is attributable mainly to the addition of a Director of Sales and Marketing. Advertising expense increased by $47,000 in fiscal 2012 compared to fiscal 2011 primarily due to increased marketing efforts in current and new markets.

General and administrative. General and administrative expenses increased by $191,000, or 14.7%, to $1,494,000 in fiscal 2012 from $1,303,000 in fiscal 2011. Salaries and wages increased $129,000 in fiscal 2012 compared to fiscal 2011 primarily due to increase in employee count in the corporate and accounting departments. Professional and consulting fees increased by $17,000 in fiscal 2012 compared to fiscal 2011 primarily due to legal costs related to acquisitions completed. Other costs increased by $55,000 in fiscal 2012 compared to fiscal 2011 primarily due to increased delivery costs associated with purchased equipment, training and safety gear for new hired employees, and material and supplies for projects. An increase in travel and mileage expense of $16,000 was realized in fiscal 2012 compared to fiscal 2011 primarily due to business travel and meetings related to potential acquisitions. Facilities costs increased by $5,000 in fiscal 2012 compared fiscal 2011 primarily due to addition of storage units in Joplin, Missouri and existing locations. Insurance costs increased by $5,000 in fiscal 2012 compared to fiscal 2011 from the increase in employee count and related benefits.

The previously discussed increases were partially offset by a decrease in telecommunications expense of $11,000 in fiscal 2012 compared to the fiscal 2011 due to renegotiated contracts. A net decrease in stock compensation expense and directors fees of $25,000 in fiscal 2012 compared fiscal 2011 was due to the continued vesting of stock options and termination of employment of some grantees.

Provision for (recovery of) bad debt. We recognized a net bad debt expense of $4,000 in fiscal 2012 compared to a net recovery of $1,000 in fiscal 2011. We believe that the reason for this increase in expense is due to the fact that the fiscal year 2012 ended on the weekend, reducing end of month collection efforts and available banking days to process payments. Due to our practice of billing in advance of providing services and our policy regarding discontinuation of services for non-payment, we rarely, if ever, have customer accounts that are more than 60 days past due. We fully reserve for account balances more than 90 days past due, which resulted in a de minimis allowance for uncollectable accounts at June 30, 2012 and 2011.

Depreciation and amortization. Depreciation and amortization expense decreased by $223,000, or 21.4%, to $820,000 in fiscal 2012 from $1,043,000 in fiscal 2011. Amortization expense decreased $252,000 in fiscal 2012 as compared to fiscal 2011, which was partially offset by an increase in depreciation expense of $29,000. The increase in depreciation expense is due to the improvement of the Company’s wireless broadband internet network and increase in equipment acquired with the Joplin, Missouri operations. The decrease in amortization expense of acquired subscriber costs is the result of early wireless acquisitions in fiscal 2007 and 2008 becoming fully amortized during fiscal 2011, partially offset by amortization of subscriber acquisition costs related to the acquisitions of subscribers and operations in fiscal 2011 and 2012.

Impairment loss. Goodwill was recorded in the acquisition of NeoSoft, Inc. in 1998 and PDQ.Net, Inc. in 1999, whose dial-up subscribers have continued to decline. During fiscal 2011, the Company recorded an impairment loss of $376,000. No impairment loss was recognized during fiscal 2012.

Loss from transfer of assets. During July 2011, the former owners of TeleShare surrendered their noncontrolling interest in TeleShare to the Company in exchange for certain assets of TeleShare, net of certain liabilities of TeleShare assumed by such former owners. The Company recognized a loss of $26,000 on the transfer of these assets in fiscal 2011.

Interest income and expense. For fiscal 2012 and 2011, the Company recorded interest expense of $33,000 and $48,000, respectively.  The $15,000 decrease in interest expense primarily resulted from the reduction in the Company’s long-term debt. For fiscal 2012 and 2011, the Company recorded interest income of $4,000 and $6,000, respectively. The $2,000 decrease in interest income was primarily due to lower cash balances.

Other Revenue. In fiscal 2012 the Company recorded $20,000 in other revenue related to a commission earned on the sale of video conferencing equipment.

Gain on bargain purchase. During the fiscal 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012.

Income tax expense. Income tax expense, or Texas franchise tax, increased $154,000 in fiscal 2012 to $178,000 compared to $24,000 in fiscal 2011. This increase related to the Company recording a true up of $112,000 for past years’ Texas franchise tax. This was recorded in addition to the current year income tax expense of $42,000.

Liquidity and Capital Resources

We have historically financed our operations primarily through (i) cash flow from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the fiscal year ended June 30, 2012, the Company recognized positive cash flow from operations of $1,101,000, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $1,433,000 at June 30, 2012. The Company expects to continue to fund its operations with cash flow from operations. The Company will continue to focus on sales and expense management and expects continuing improvement in profits in the near and medium term.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for our customers. We expect that capital expenditures and any future acquisitions will be funded with available cash, public or private sales of debt or equity securities or borrowing from commercial banks and/or third parties; however there is no assurance that such financing will be able to be obtained when needed on desirable terms which could affect our success in achieving any or all of our initiatives. Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by operating activities is net income (or loss) adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2012, cash provided by operations was $1,101,000 compared to $1,160,000 for fiscal 2011. For fiscal 2012, net income plus non-cash items was $1,077,000 compared to a net loss plus non-cash items of $1,177,000 in fiscal 2011. Changes in operating assets and liabilities used cash of $25,000 and $17,000 for fiscal years 2012 and 2011, respectively.

Cash used in investing activities totaled $689,000 for the fiscal 2012 compared to $414,000 for fiscal 2011. Cash used in investing activities relates primarily to the deployment of new wireless broadband internet infrastructure and cash paid for acquisitions.

Cash used in financing activities totaled $492,000 and $444,000 for fiscal 2012 and 2011, respectively, and consisted of principal payments on debt and capital leases.

Cash on hand decreased by approximately $79,000 during the fiscal 2012. At June 30, 2012, cash on hand was approximately $1,433,000 compared to approximately $1,513,000 at June 30, 2011. Although we realized a small decrease in overall cash on hand this fiscal year, we are pleased that we were able to complete three acquisitions primarily using cash on hand, invest in new equipment and upgrade our towers for improved service and increase our employee count by 25.7%.

The following are the Company’s contractual cash obligations, as of June 30, 2012, for the periods indicated below:

		Payments Due During the Year Ending June 30,
	Total	2013	2014	2015	2016	2017	Thereafter
Connectivity contracts	$498,911	$382,163	$116,748	$-	$-	$-	$-

Operating leases	3,446,849	681,993	475,355	312,978	162,994	100,614	1,712,915

Long-term debt	556,780	248,477	185,682	122,621	-	-	-
	$4,502,540	$1,312,633	$777,785	$435,599	$162,994	$100,614	$1,712,915

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements:

•	Revenue recognition;
•	Business combinations;
•	Accounting for income taxes; and
•	Intangible assets.

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

Business Combinations

We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. If, in the rare occasion, fair value of net assets acquired exceeds purchase price, the excess is recognized as gain from a bargain purchase. All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method in accordance with the FASB guidance on income taxes. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized.

We evaluated open tax years in all known jurisdictions to identify any uncertain tax positions. Interest and penalties, if any, are recognized in our statement of operations.

Intangible Assets

Goodwill is the excess of the acquisition costs of a business over the fair value of the identifiable net assets acquired. Goodwill is no longer amortized but is subject to annual impairment tests. We review goodwill for impairment on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value exceeds the fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess. We are required to review the estimated useful lives of our intangible assets at least annually or when indicators suggest that an asset may be impaired.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and its consolidated subsidiaries are attached hereto as pages F-1 through F-15 and include our Consolidated Balance Sheets at June 30, 2012 and June 30, 2011, our Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for the years ended June 30, 2012 and 2011 and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of June 30, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that, as of June 30, 2012, the design and operation of our controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors and executive officers. Mr. Ladin is our only executive officer.

NAME	AGE	POSITION	DIRECTOR SINCE/ CLASS OF DIRECTOR (1)

William E. (Billy) Ladin, Jr.	71	Chairman of the Board,	January 2000 / (Class I)
		Chief Executive Officer,
		Chief Financial Officer and
		Chief Accounting Officer

Justin McClure	48	Director	April 2004 / (Class II)

Steven G. Mihaylo	68	Director	December 2007 / (Class III)

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

William E. (Billy) Ladin, Jr. Mr. Ladin became Chief Executive Officer and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman and as a director of the Company since January 2000. He joined the Company in connection with its acquisition of PDQ.Net, a Houston-based internet service provider that Mr. Ladin formed in 1997. Mr. Ladin has served as the Company’s Chief Financial Officer and Chief Accounting Officer since March 2010. Mr. Ladin served as Chief Executive Officer of PDQ.Net until its acquisition by the Company.

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

Steven G. Mihaylo. Mr. Mihaylo founded Inter-Tel (Delaware), Incorporated and served as its Chief Executive Officer from July 1969 until February 2006. He also served as Chairman of the Board of Inter-Tel from July 1969 through October 1982 and again from September 1983 through July 2005. Mr. Mihaylo continued to serve as a member of the Inter-Tel Board of Directors after he stepped down from his position as Chairman through March 2006 and again from May 2006 through August 2007. Mr. Mihaylo is currently Chairman and CEO of Crexendo, Inc. whose common stock is currently listed on the American Stock Exchange.

In connection with our acquisition of PDQ.Net in November 1999, the Company agreed to use its reasonable best efforts to cause Mr. Ladin to be elected to its Board of Directors for so long as Mr. Ladin and Ambassador John N. Palmer, a former director, collectively own more than 5% of the Company’s outstanding Common Stock.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including the Company’s Chief Executive Officer. The text of the code of ethics is posted on the Company’s website at http://www.internetamerica.com behind the “Investor Relations” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on its review of the copies of such forms and representations from certain reporting persons that they were not required to file Forms 5 for fiscal 2012, the Company believes that all of its officers, directors and 10% shareholders complied with all Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal 2012.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure and Mihaylo each of whom is independent as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Mihaylo serves as a financial expert as defined in Item 407(d) (5)(2) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation

Fiscal 2012 Summary Compensation Table

The following table sets forth information regarding compensation paid for services rendered in all capacities to Internet America to our only executive officer, who serves as our Chief Executive Officer and as our Acting Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officer”) for the fiscal years indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	2012	$152,000	-	-		-	$152,000
Chairman of the Board,	2011	$151,000	-	$15,916	(2)	-	$166,916
Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer

(1)	Option award value is calculated using the Black Scholes pricing model with the following assumptions for options awarded for fiscal 2011: option term of 4.75 years, volatility of 348%, risk-free interest rate of 2.30%, forfeiture rate of 50% and an expected dividend yield of zero.
(2)	In fiscal 2011, Mr. Ladin received ten-year options to purchase 300,000 shares of common stock at an exercise price of $0.30 per share, which options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the common stock for a period of 30 consecutive trading days averages $1.00 per share or more.

We do not have any written employment agreement or arrangement with our Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2012 held by the Named Executive Officer. No options were exercised by the Named Executive Officer in fiscal 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	200,000	-	$0.50	05/30/2017
	25,000	25,000	$0.50	10/23/2019
	-	300,000	$0.30	02/18/2021

Director Compensation

The following compensation was paid to our non-employee directors for their service during fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Justin McClure	$15,938	-	-	$15,938

Steven G. Mihaylo	$15,938	-	-	$15,938

Ambassador John N. Palmer (1)	$13,875	-	-	$13,875

Troy LeMaile-Stovall (1)	$15,875	-	-	$15,875

(1) Messers. Palmer and LeMaile-Stovall resigned as directors of the Company on June 20, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 26, 2012, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our voting securities and other classes of our equity securities, (ii) our Named Executive Officer, (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned	Beneficial Ownership of Common Stock within 60 days of September 23, 2012 (2)	Total Common Stock	Common Stock (3)	Preferred Stock	Percentage of Voting Securities Beneficially Owned (2)

Arnold Schumsky	-	170,648	170,648	170,648	1.0%	6.3%	*

John Palmer (4)	1,305,290	853,242	1,181,095	2,486,385	13.9%	31.4%	12.1%

Sanders Childers Trust	-	170,648	170,648	170,648	1.0%	6.3%	*

Stuart Sternberg	-	511,945	511,945	511,945	3.0%	18.8%	2.5%

Yvette Sturgis	-	170,648	170,648	170,648	1.0%	6.3%	*

Named Officer and Directors

William E. (Billy) Ladin Jr.	1,311,821	341,297	591,297	1,903,118	11.0%	12.6%	9.2%

Justin McClure (5)	463,367	853,242	977,268	1,440,635	8.1%	31.4%	7.0%

Steven G. Mihaylo Trust (6)	7,000,000	500,000	747,461	7,747,461	44.3%	18.4%	37.6%

All Current directors and executive officers as a group	8,775,188	1,694,539	2,316,026	11,091,214	58.2%	62.3%	53.8%

*	Less than one percent.

(1)	Except as noted below, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Includes shares of Series A Preferred Stock since such shares are currently convertible into shares of common stock on a one-for-one basis and which have the right to vote as common stock on an as converted basis.

(3)	Applicable percentage ownership of common stock is based on 16,729,562 shares of common stock issued and outstanding as of September 26, 2012. Applicable percentage ownership of Preferred Stock is based on 2,718,428 shares of Series A Preferred Stock outstanding on September 26, 2012. Applicable percentage ownership of voting securities is based on 20,603,856 shares of voting securities issued and outstanding as of September 26, 2012 comprised of the total number of shares of common stock and Preferred Stock outstanding, and the number of shares of common stock that could be acquired through exercise of vested warrants and options as of September 26, 2012. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of September 26, 2012 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of another person.

(4)	The amounts shown for Ambassador Palmer include: (i) 776,666 shares of common stock held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer is general partner and (ii) 76,667 shares of common stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Ambassador Palmer owns sole ownership. Notwithstanding the fact that such holdings are reported in the above table, such reporting shall not be construed as an admission by Ambasador Palmer that he is the beneficial owner of, and Ambassador Palmer disclaims beneficial ownership of 451,957 of the shares of common stock owned by the J.N. Palmer Family Partnership, for which he does not hold proportionate interest, and all of the shares of common stock and Series A Preferred Stock owned by GulfSouth.

(5)	The amounts shown for Mr. McClure include, and Mr. McClure disclaims beneficial ownership of, the following holdings: (i) 261,900 shares of common stock owned by Mr. McClure’s children and (ii) 76,667 shares of common stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth Capital, Inc. (“GulfSouth”), a private investment firm in which Mr. McClure serves as an officer.

(6)	All shares of common stock are held by The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee. All shares of Preferred Stock are held by Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member.

Equity Compensation Plan Information

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities - Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In connection with the Company’s application for a grant from the Broadband Technology Opportunity Program under the ARRA filed in August 2009, the Company was required to identify a source of funding of a minimum of 20% of the project costs from non-federal sources. In order to meet that requirement, the Company asked Mr. Mihaylo and Ambassador Palmer, a former director, to furnish documentation regarding their ability to provide the Company’s with such minimum outside capital funding. On September 14, 2009, in consideration for their furnishing that documentation, the Company issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer. The warrants are exercisable for a period of five years from the date of grant at an exercise price of $0.38 per share, which was comparable to the market value on the date of the issuance of the warrants.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure and Mihaylo, are independent directors, as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer and also serves as its Chief Financial Officer and Chief Accounting Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

 The firm of Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $79,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2012, for the reviews of our financial statements included in our Forms 10-Q for that fiscal year and for the audit of our subsidiary financial statements for the year ended December 31, 2011. PKF billed us aggregate fees of approximately $89,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2011, for the reviews of our financial statements included in our Forms 10-Q for that fiscal year and for the audit of our subsidiary financial statements for the year ended December 31, 2010.

Audit Related Fees, Tax Fees and All Other Fees

There were no audit related fees, tax fees or other fees billed for services rendered by PKF in fiscal 2012 or fiscal 2011.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

Our Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee approved the provision of audit services by PKF for the fiscal year ending June 30, 2012. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2012 and fiscal 2011 were pre-approved by the Audit Committee.

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of September, 2012.

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

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board,	September 28, 2012
William E. (Billy) Ladin, Jr.	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

/s/ Justin McClure	Director	September 28, 2012
Justin McClure

/s/ Steven G. Mihaylo	Director	September 28, 2012
Steven G. Mihaylo

INTERNET AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Internet America, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and cash flows for the years ended June 30, 2012 and 2011, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas

September 28, 2012

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,433,230	$1,512,690
Restricted cash	6,432	6,432
Accounts receivable, net of allowance for uncollectible accounts of $8,123 and $3,967 as of June 30, 2012 and 2011, respectively	103,714	54,482
Inventory	452,591	328,881
Prepaid expenses and other current assets	150,272	227,034
Total current assets	2,146,239	2,129,519

Property and equipment---net	1,487,357	1,406,075
Goodwill---net	2,037,127	2,037,127
Subscriber acquisition costs---net	416,610	204,096
Other assets	27,498	17,325
TOTAL ASSETS	$6,114,831	$5,794,142

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$184,694	$162,836
Accrued liabilities	404,905	309,346
Deferred revenue	780,797	764,597
Current portion of long-term debt	248,477	486,241
Total current liabilities	1,618,873	1,723,020

Long-term debt, net of current portion	308,303	534,843
Total liabilities	1,927,176	2,257,863

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of June 30, 2012 and 2011	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of June 30, 2012 and 2011	167,296	167,296
Additional paid-in capital	63,030,865	63,022,804
Accumulated deficit	(59,037,691)	(59,681,006)
Total shareholders' equity	4,187,655	3,536,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,114,831	$5,794,142

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2011
REVENUES:
Internet services	$7,349,878	$6,978,860
TOTAL REVENUES	7,349,878	6,978,860

OPERATING EXPENSES:
Connectivity and operations	4,164,465	4,259,973
Sales and marketing	447,940	208,782
General and administrative	1,494,167	1,302,381
Provision for (recovery of) bad debt	4,156	(470)
Depreciation and amortization	820,137	1,042,909
Impairment loss	-	376,000
Loss on transfer of assets	-	26,004
TOTAL OPERATING EXPENSES	6,930,865	7,215,579

INCOME (LOSS) FROM OPERATIONS	419,013	(236,719)

OTHER INCOME (EXPENSE)
Interest income	4,099	6,183
Interest expense	(33,119)	(48,439)
Gain on bargain purchase	411,400	-
Other Revenue	19,639	-
OTHER INCOME (EXPENSE), net	402,019	(42,256)

INCOME (LOSS) BEFORE INCOME TAXES	821,032	(278,975)
Income tax expense	177,717	24,225
NET INCOME (LOSS) and TOTAL COMPREHENSIVE INCOME (LOSS)	$643,315	$(303,200)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.04	$(0.02)
DILUTED	$0.03	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,684,087
DILUTED	19,447,990	16,684,087

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity

BALANCE, JUNE 30, 2010	2,889,076	$28,891	16,558,914	$165,590	$62,989,094	$(59,377,806)	$(801)	$3,804,968

Conversion of Preferred to Common Stock	(170,648)	(1,706)	170,648	1,706	-	-	-	-
Stock compensation expense	-	-	-	-	33,710	-	-	33,710
Acquisition of non- controlling interest	-	-	-	-	-	-	801	801
Net loss	-	-	-	-	-	(303,200)	-	(303,200)
BALANCE, JUNE 30, 2011	2,718,428	27,185	16,729,562	167,296	63,022,804	(59,681,006)	-	3,536,279
Stock compensation expense	-	-	-	-	8,061	-	-	8,061
Net income	-	-	-	-	-	643,315	-	643,315
BALANCE, JUNE 30, 2012	2,718,428	$27,185	16,729,562	$167,296	$63,030,865	$(59,037,691)	$-	$4,187,655

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$643,315	$(303,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	820,137	1,042,909
Impairment loss	-	376,000
Loss on transfer of assets	-	26,004
Loss on disposal of assets	12,350	2,527
Provision for (recovery of) bad debt	4,156	(470)
Non-cash stock compensation expense	8,061	33,710
Gain on bargain purchase	(411,400)	-
Changes in operating assets and liabilities:
Accounts receivable	(53,388)	25,791
Inventory	(122,190)	(53,927)
Prepaid expenses and other current assets	76,762	185,533
Other assets	(10,173)	20,554
Trade accounts payable and accrued liabilities	117,417	(104,304)
Deferred revenue	16,200	(91,078)
Net cash provided by operating activities	1,101,247	1,160,049

INVESTING ACTIVITIES:
Purchases of property and equipment	(564,061)	(320,686)
Proceeds from sale of assets	5,884	15,188
Cash paid for acquisitions	(130,440)	(108,211)
Net cash used in investing activities	(688,617)	(413,709)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(492,090)	(413,000)
Principal payments of capital leases	-	(30,565)
Net cash used in financing activities	(492,090)	(443,565)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,460)	302,775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,512,690	1,209,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,433,230	$1,512,690

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$33,703	$48,237
Cash paid for income taxes	$90,978	$25,301
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of subscribers and fixed assets, net	$22,812	$111,860
Debt issued for computer software and inventory	$4,974	$12,200

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2012 and 2011

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

Revenue Recognition — Revenues derived from set-up charges are amortized over the expectant life of the customer. The Company bills its subscribers in advance for direct access to the internet, but defers recognition of these revenues until the services are provided. Deferred revenue was approximately $781,000 and $765,000 at June 30, 2012 and 2011, respectively.

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required. We maintain cash accounts in major U.S. financial institutions. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits. During the years ended June 30, 2012 and 2011, the Company recorded net bad debt expense of approximately $4,200 and net bad debt recovery of approximately $500, respectively. Charges and recoveries were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectable were disconnected but collection efforts were continued on such accounts.

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

Goodwill — Goodwill is the excess of the acquisition costs of a business over the fair value of the identifiable net assets acquired. Goodwill is no longer amortized but is subject to annual impairment tests. The Company reviews goodwill for impairment on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the Company’s book value exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

The Company performed its annual impairment tests at June 30, 2012 and 2011. During the years ended June 30, 2012 and 2011, the Company recorded impairment losses of $0 and $376,000, respectively. See Note 4 for further details.

Subscriber Acquisition Costs — Subscriber acquisition costs primarily relates to business combinations or acquisitions of subscribers. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months. The Company reviews intangible assets with definite lives, including subscriber acquisition costs, for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with the guidance on impairment or disposal of long-lived assets. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the years ended June 30, 2012 or 2011.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values as of the date of grant.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2012 and 2011 were approximately $82,000 and $34,000, respectively. The Company focuses primarily on a direct mail form of advertising.

Income Taxes — Deferred tax assets and liabilities are determined using the asset and liability method in accordance with the guidance on income taxes. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized.

The Company’s federal and state income tax returns for the years ended 2007 through 2011 are open to examination. At June 30, 2012 and 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Basic and Diluted Net Income (Loss) Per Share — Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive losses of options, warrants and convertible securities. Diluted earnings (loss) per share reflect the potential dilution that could occur upon exercise or conversion of these instruments. In periods when losses are reported the diluted weighted average number of common shares excludes common stock equivalents because their inclusion would be anti-dilutive.

Our diluted earnings (loss) per share calculation excludes 1,825,866 and 4,629,794 of potential dilutive shares for the years ended June 30, 2012 and 2011, respectively, due to their anti-dilutive effect. The following reconciles basic and diluted weighted average shares outstanding:

	Year ended June 30,
	2012	2011

Basic weighted average shares outstanding	16,729,562	16,684,087
Dilutive effect of:
Convertible preferred stock	2,718,428	-
Stock options	-	-
Diluted weighted average shares outstanding	19,447,990	16,684,087

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

Comprehensive Income (Loss) — Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the years ended June 30, 2012 and 2011.

Reclassifications – Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

New accounting standards — The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Acquisitions

Joplin

On January 31, 2012, the Company completed its acquisition of the tangible assets and subscribers (the "Joplin Acquisition") associated with the wireless ISP operations of Aircado-HiBeam LLC's ("Aircado") conducted in and around Joplin, Missouri. The total purchase consideration for the Joplin Acquisition was $104,000, consisting of (i) $44,500 in cash payments made at closing, (ii) a $14,500 credit for certain prepayments for services to be provided post-closing that was retained by Aircado and (iii) $45,000 in cash payments made during the quarter ending June 30, 2012.

The Joplin Acquisition was accounted for using the acquisition method. The Company immediately began integrating the acquired assets into the Company’s existing operations and continues to operate within a single business segment.

The table below summarizes the estimated fair value of the assets acquired at the acquisition date as determined by management.

Total purchase consideration	$104,000
Fair value assignment:
Property and equipment	236,000
Inventory	12,100
Acquired subscribers	267,300
Total fair value of assets acquired	515,400
Gain on bargain purchase	$411,400

The gain related to the Joplin Acquisition was a result of a bargain purchase that occurred due to Aircado's hasty divesture of the assets that was required to be completed within a very limited timeframe to a small class of potential buyers that resulted in a favorable price to the Company. This gain recognized on the bargain purchase is included in Other Income (Expense) in the accompanying statement of operations for the year ended June 30, 2012. The amortization period of the intangible assets (acquired subscribers) is four years, which is consistent with the Company’s handling of subscribers in previous acquisitions.

In order to finalize the Joplin Acquisition and maintain ongoing operations after closing, the Company incurred $24,000 of redundant operating costs during the year ended June 30, 2012, which are included in Operating Expenses in the accompanying Consolidated Statement of Operations. The redundant operating costs are not typical in similar acquisitions that the Company has previously completed but were necessary to maintain service to the acquired customers and to finalize the bargain purchase.

Other Acquisitions

In February 2011, the Company acquired subscribers from one of its resellers for $222,080, consisting of $100,000 paid in cash and a note payable of $122,080 due May 3, 2014. Legal fees of $8,211 related to the acquisition were expensed as incurred.

3. Property and Equipment

As of June 30, 2012 and 2011, property and equipment consisted of:

	June 30,
	2012	2011
Land	$30,000	$30,000
Infrastructure in progress	118,087	35,525
Data communications and office equipment	3,995,399	3,327,598
Computer software	822,595	807,005
Furniture and fixtures	63,463	58,370
Leasehold improvements	45,897	28,312
Building	20,450	20,450
	5,095,891	4,307,260
Less accumulated depreciation and amortization	(3,608,534)	(2,901,185)
Total property and equipment, net	$1,487,357	$1,406,075

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

Depreciation expense charged to operations was approximately $728,000 and $699,000 for the years ended June 30, 2012 and 2011, respectively.

4. Goodwill and Subscriber Acquisition Costs

Goodwill

Goodwill impairment is determined using a two-step process. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

The Company performed its annual goodwill impairment assessment as of June 30, 2011 and determined an impairment of goodwill existed, resulting in an impairment loss of $376,000 for the year ended June 30, 2011. The fiscal 2011 impairment loss related to potential reduction in future cash flows of non-wireless subscribers acquired with our 1999 acquisitions of NeoSoft and PDQ.Net.

The Company’s goodwill impairment analysis as of June 30, 2012 indicated no impairment of goodwill existed; accordingly, no impairment losses were recognized during the year ended June 30, 2012.

Subscriber Acquisition Costs

The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers. Total subscriber acquisition costs, net of accumulated amortization, were approximately $417,000 and $204,000 for the years ended June 30, 2012 and 2011, respectively. Amortization expense for the years ended June 30, 2012 and 2011 was approximately $92,000 and $345,000, respectively. As of June 30, 2012, expected amortization expense for future fiscal years ending June 30 are as follows:

Fiscal year ending June 30:
2013	$131,000
2014	131,000
2015	111,000
2016	44,000
Total expected future amortization expense	$417,000

5. Accrued Liabilities

As of June 30, 2012 and 2011, accrued liabilities consisted of:

	June 30,
	2012	2011
Property, franchise and sales tax expenses	$224,908	$144,785
Employee wages and benefits	93,296	65,270
Professional fees	56,250	61,877
Investor relations and communication fees	22,330	28,487
Other	8,121	8,927
	$404,905	$309,346

6. Long-Term Debt

As of June 30, 2012 and 2011, long-term debt consisted of:

	June 30,
	2012	2011
Note payable due June 20, 2012, payable in monthly installments of $2,088 with imputed interest at 9% (net of unamortized discount of $0 and $1,180, respectively)	$-	$23,874
Note payable due February 15, 2015, payable in monthly payments of $4,346, with 4.5% interest	130,827	175,987
Note payable due February 15, 2015, payable in monthly payments of $11,189, imputed interest at 3.25% (net of unamortized discount of $15,521 and $28,794, respectively)	342,532	463,529
Loan and Security Agreement with United States Department of Agriculture Rural Utilities Service due June 8, 2012, payable in variable monthly installments, interest based on the cost of borrowing of the Department of Treasury for 7 year obligations (1)	-	239,136
Note payable due February 10, 2014, payable in monthly installments of $417, with 8.5% interest	7,157	10,992
Note payable due May 3, 2013, payable in monthly installments of $5,085 with imputed interest at 8.5% (net of unamortized discount of $2,306 and $9,380, respectively)	58,599	107,566
Note payable due January 1, 2014, payable in monthly installments of $615 with imputed interest at 8.5% (net of unamortized discount of $730 and $0, respectively) (2)	10,947	-
Note payable due April 1, 2013, payable in monthly installments of $671 with no interest (3)	6,718	-
	556,780	1,021,084
Less current portion	(248,477)	(486,241)
Total long-term debt, less current portion	$308,303	$534,843

(1)     As of June 30, 2012 and 2011, the Company's long-term debt which is secured by certain inventory and equipment totaled approximately $0 and $263,000, respectively.

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

(3)     In April 2012, the Company acquired subscribers from a third party internet service provider for a total acquisition price of $17,252 consisting of $9,190 in cash and $8,062 in a note payable to the seller due April 1, 2013, in monthly installments of $671. The note payable does not bear interest and the term of the note did not require imputing interest.

The following is a schedule by fiscal year of the principal payments due under these loan arrangements as of June 30, 2012.

Fiscal year ending June 30:
2013	$248,477
2014	185,682
2015	122,621
Total principal payments	$556,780

7. Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense under these leases was approximately $682,000 and $620,000 for the years ended June 30, 2012 and 2011, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts as of June 30, 2012 are listed below.

		Payments Due During the Year Ended June 30,
	Total	2013	2014	2015	2016	2017	Thereafter
Connectivity contracts	$498,911	$382,163	$116,748	$-	$-	$-	$-
Operating leases	3,446,849	681,993	475,355	312,978	162,994	100,614	1,712,915
	$3,945,760	$1,064,156	$592,103	$312,978	$162,994	$100,614	$1,712,915

8. Shareholders' Equity

In July 2009, the former owners of TeleShare Communications Services, Inc. (“TeleShare”), which was acquired by the Company in 2007, surrendered 298,119 escrowed shares of our common stock held by them in exchange for a promissory note issued by the Company (the “Exchange Note”).

In March 2010, the Company modified the terms of the Exchange Note in exchange for the Company granting the former owners an option to exchange their non-controlling minority interest in TeleShare for certain assets and customer lists owned by TeleShare. In July 2010, the former owners exercised this option and exchanged their non-controlling minority interest in TeleShare for certain assets of TeleShare and the assumption of certain liabilities of TeleShare, with a net book value of $25,203. The Company recognized a loss of $26,004, during the fiscal year ended June 30, 2011, on the transfer of these assets. As a result of this transaction, TeleShare became a wholly owned subsidiary of the Company. The surrender of the non-controlling interest resulted in an increase to additional paid in capital and the elimination of the non-controlling interest.

Series A Preferred Stock

The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of the Company’s common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly. At June 30, 2012, cumulative dividends in arrears were approximately $947,000 (approximately $0.35 per share), and at June 30, 2012 and 2011, aggregate liquidation preference approximated $2,540,000 and $2,336,000, respectively.

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

Employee Stock Purchase Plan

Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of common stock. In fiscal 2002, the Board of Directors approved certain amendments to the Purchase Plan, including the reservation of an additional 500,000 shares for issuance under the Purchase Plan. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. In April 2006, the Company temporarily suspended future purchases under the Purchase Plan due to lack of employee participation. There were no shares of common stock purchased by employees under the Purchase Plan during the years ended June 30, 2012 and 2011. At June 30, 2012, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plan

On March 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares of the Company’s common stock may be granted as incentive and nonqualified stock options to employees, executives and directors. As of June 30, 2012, 569,056 shares are issuable under the 2007 Plan.

A summary of the Company’s stock options as of June 30, 2012 and 2011 and changes during those fiscal years is presented below:

	June 30, 2012		June 30, 2011
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,516,444	$0.40	838,444	$0.51
Granted	-	-	770,000	0.30
Exercised	-	-	-	-
Forfeited	(85,500)	0.32	(92,000)	0.51
Outstanding at end of period	1,430,944	0.41	1,516,444	0.40
Options exercisable at year end	760,944	0.50	613,444	0.50

As of June 30, 2012, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes additional information about stock options outstanding at June 30, 2012:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.30	670,000	8.56	-
0.50	760,944	5.80	760,944
	1,430,944		760,944

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

On February 18, 2011, the Company issued options to purchase 250,000 shares of its common stock at an exercise price of $0.30 per share to the Company’s directors (including its Chairman).  These options will vest on the later to occur of (i) six months following the date of grant and (ii) the date that the closing price of the Common Stock for a period of 30 consecutive trading days averages $1.00 per share or more, and will expire ten years after date of grant, pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.

On May 17, 2011, the Company granted options to purchase 30,000 shares of its common stock at an exercise price of $0.30 per share to certain employees, vesting contingent upon the Company realizing a net gain of 150 wireless customers at the end of the month September 2011, excluding acquisitions. This contingency was not met and these stock options were forfeited as of June 30, 2012.

In calculating the Black-Scholes value of its stock option grants, the Company used the following assumptions:

Grant Date	Term in years	Volatility	Risk Free Interest Rate	Forfeiture Rate
9/7/2010	4.75	371%	1.41%	50%
2/10/2011	4.75	348%	2.40%	50%
2/18/2011	4.75	348%	2.30%	50%
5/17/2011	4.75	357%	1.80%	50%

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

At June 30, 2012 the total compensation costs related to non-vested awards not yet recognized is zero.

Warrants

As of June 30, 2012, the Company has 394,922 warrants issued and outstanding, which were issued on September 14, 2009, equally to Mr. Mihaylo and Ambassador Palmer. The warrants are exercisable at $0.38 per share and expire five years after the date of grant.

9. Income Taxes

The Company recognized current income tax expense for federal and state income taxes of $0 and $177,717, respectively, for the year ended June 30, 2012 and $0 and $24,225, respectively, for the year ended June 30, 2011. No deferred income tax expense (benefit) was recognized for the years ended June 30, 2012 and 2011 as the Company has recorded a full valuation allowance for net deferred tax assets at June 30, 2012 and 2011.

Deferred tax assets and liabilities as of June 30, 2012 and 2011 consist of:

	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$12,690,000	$12,569,000
Intangible assets	2,001,000	1,872,000
Property and equipment	245,000	244,000
Stock compensation	142,000	140,000
Other	83,000	62,000
Total deferred tax assets	15,161,000	14,887,000
Valuation allowance	(15,161,000)	(14,887,000)
Deferred tax assets, net	$-	$-

The Company has provided a valuation allowance for net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. During the years ended June 30, 2012 and June 30, 2011, the valuation allowance increased by approximately $274,000 and $155,000, respectively.

At June 30, 2012, the Company has net operating loss carryforwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts with expiry beginning in 2017 continuing through 2033 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Income taxes at federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	5.1%	(8.0)%
Nondeductible expenses	(28.5)%	(0.6)%
Prior year true up - Federal	27.8%	(84.5)%
Franchise tax true up	16.5%	-
Change in valuation allowance	(33.4)%	51.1%
Effective income tax rate	21.5%	(8.0)%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting certain age requirements. The Company made no discretionary contributions to the 401(k) plan during the year ended June 30, 2012.

11. Related Party Transactions

During the years ended June 30, 2012 and 2011, the Company paid cash fees of $61,625 and $61,125, respectively, to its four non-employee directors for serving on the Company’s Board of Directors and paid $0 and $5,090, respectively, to one of the former owners of TeleShare, for contract services.

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

