Form 10-Q
period 2012-09-30
INTERNET AMERICA INC
filed 2012-11-13
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of November 12, 2012, the registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,748,625	$1,433,230
Restricted cash	-	6,432
Accounts receivable, net of allowance for uncollectible accounts of
$7,346 and $3,967 as of September 30, 2012 and June 30, 2012, respectively	110,106	103,714
Inventory	445,450	452,591
Prepaid expenses and other current assets	129,209	150,272
Total current assets	2,433,390	2,146,239

Property and equipment—net	1,447,758	1,487,357
Goodwill—net	2,037,127	2,037,127
Subscriber acquisition costs—net	452,090	416,610
Other assets	18,880	27,498
TOTAL ASSETS	$6,389,245	$6,114,831

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$195,171	$184,694
Accrued liabilities	483,145	404,905
Deferred revenue	792,219	780,797
Current portion of long-term debt	234,012	248,477
Total current liabilities	1,704,547	1,618,873

Long-term debt, net of current portion	261,407	308,303
Total liabilities	1,965,954	1,927,176

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value: 5,000,000 shares authorized, 2,718,428
issued and outstanding as of September 30, 2012 and June 30, 2012	27,185	27,185
Common stock, $.01 par value: 40,000,000 shares authorized, 16,729,562
issued and outstanding as of September 30, 2012 and June 30, 2012	167,296	167,296
Additional paid-in capital	63,030,865	63,030,865
Accumulated deficit	(58,802,055)	(59,037,691)
Total shareholders' equity	4,423,291	4,187,655
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,389,245	$6,114,831

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
REVENUES:
Internet services	$1,911,604	$1,836,582
TOTAL REVENUES	1,911,604	1,836,582

OPERATING EXPENSES:
Connectivity and operations	992,072	1,069,919
Sales and marketing	105,587	96,267
General and administrative	353,288	353,220
Depreciation and amortization	208,662	190,351
TOTAL OPERATING EXPENSES	1,659,609	1,709,757

INCOME FROM OPERATIONS	251,995	126,825

OTHER INCOME (EXPENSE)
Interest income	989	986
Interest expense	(5,348)	(10,799)
OTHER INCOME (EXPENSE), net	(4,359)	(9,813)

INCOME BEFORE INCOME TAX EXPENSE	247,636	117,012
Income tax expense	12,000	6,000

NET INCOME and TOTAL COMPREHENSIVE INCOME	$235,636	$111,012

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.01
DILUTED	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562
DILUTED	19,447,990	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$235,636	$111,012
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	208,662	190,351
Loss (gain) from sale or disposal of assets	1,947	(2,965)
Provision for (recovery of) bad debt	(779)	59
Stock based compensation	-	8,061
Changes in operating assets and liabilities:
Accounts receivable	(5,613)	(48,042)
Inventory	7,141	31,077
Prepaid expenses and other current assets	21,063	38,513
Other assets	8,618	(1,224)
Accounts payable and accrued liabilities	43,467	18,259
Deferred revenue	11,422	1,278
Net cash provided by operating activities	531,564	346,379
INVESTING ACTIVITIES:
Purchases of property and equipment	(137,270)	(87,833)
Change in restricted cash	6,432	-
Proceeds from sale of assets	2,030	-
Cash and other consideration paid for acquisitions	(26,000)	-
Net cash used in investing activities	(154,808)	(87,833)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(61,361)	(135,532)
Net cash used in financing activities	(61,361)	(135,532)
NET INCREASE IN CASH AND CASH EQUIVALENTS	315,395	123,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,433,230	1,512,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,748,625	$1,635,704
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$7,051	$10,640
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$45,250	$-
Note payable issued for inventory	$-	$4,974

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America” or "we") for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2012.

2.	Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare"). All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For the three months ended September 30, 2012 and 2011, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three months ended September 30, 2012 and 2011, options to purchase 1,076,526 and 1,508,944 shares of the Company’s common stock, respectively, and warrants to acquire 394,922 shares of common stock were excluded from the computation of diluted EPS as the options and warrants were anti-dilutive.

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

5.	Acquisition of Subscribers

On August 1, 2012, the Company completed an acquisition of subscribers (the "Acquisition"). Purchase consideration for the Acquisition consisted of (i) $19,635 in a cash payment made at closing, (ii) a $6,365 credit for certain prepayments for services to be provided by the Company post-closing that were retained by the seller, and (iii) $45,250 in additional purchase consideration determined on November 1, 2012, based on the number of acquired subscribers as of that date, which amount is included in Accrued Liabilities in the accompanying consolidated balance sheet as of September 30, 2012. A note payable for this amount will be issued during the quarter ended December 31, 2012.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. The Company concluded that no impairment of goodwill occurred during the three months ended September 30, 2012 or 2011.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three months ended September 30, 2012 and 2011. As of September 30, 2012, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2013 is expected to be $112,000 and unrecognized amortization expense for fiscal years ended June 30, 2014, 2015, 2016 and 2017 is expected to be $149,000, $129,000, $61,000 and $1,000, respectively.

7.	Income Taxes

During the three months ended September 30, 2012 and 2011, the Company generated income before income tax expense of $247,636 and $117,012, respectively, and recognized income tax expense of $12,000 and $6,000, respectively, which only consisted of Texas state franchise tax expense. No provision for federal income taxes was recorded for the three months ended September 30, 2012 and 2011 due to the utilization of net operating loss carryforwards.

As of September 30, 2012, the Company had net operating loss carryforwards of approximately $37 million for federal income tax purposes, and the Company's deferred tax assets primarily consisted of assets related to these net operating loss carryforwards. The Company has provided a full valuation allowance for its deferred tax assets and considers all evidence both positive and negative when evaluating the recoverability of its deferred tax assets. As of September 30, 2012, it has been determined that it is more likely than not that these deferred tax assets will not be utilized due to inconsistent earnings in its prior operating history and the lack of expected taxable income in the foreseeable future. The Company will continue to monitor the need for a full valuation allowance in future periods. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. The 2008, 2009, 2010 and 2011 tax periods remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of September 30, 2012 and June 30, 2012. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Long-Term Debt

As of September 30, 2012 and June 30, 2012, long term debt consisted of:

	September 30,	June 30,
	2012	2012
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	$119,217	$130,827
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $12,821 and $15,521, respectively)	311,664	342,532
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest of 8.5%	6,147	7,157
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $1,267 and $2,306, respectively)	44,384	58,599
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $529 and $730, respectively)	9,305	10,947
Note payable due April 1, 2013, payable in monthly installments of $671with no interest	4,702	6,718

	495,419	556,780
Less current portion	(234,012)	(248,477)
Total long-term debt, less current portion	$261,407	$308,303

9. Stock Options and Warrants

As of September 30, 2012, 1,076,526 stock options were outstanding and 923,474 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three months ended September 30, 2012, the Company did not grant any stock options. No stock compensation expense was recognized during the three months ended September 30, 2012. As of September 30, 2012 the total compensation cost related to non-vested awards not yet recognized is zero.

As of September 30, 2012, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Mr. Mihaylo, a current non-employee director of the Company and Ambassador Palmer, a former director of the Company. No warrants were granted during the three months ended September 30, 2012.

10. Related Parties

During the three months ended September 30, 2012, a total of $6,250 was paid to two non-employee directors for serving on the Company's board of directors. For the three months ended September 30, 2011, a total of $15,000 was paid to four non-employee directors for serving on the Company’s board of directors.

11. Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

The quarter ended September 30, 2012 continued to show improved results of operations and related cash flow. Improving our operating performance through a disciplined focus on managing our costs while laying the foundation for stronger internal revenue growth through an increasing subscriber base will further increase our expected future results. We are also continually evaluating accretive opportunities to secure subscribers through strategic acquisitions of Internet service providers in underserved markets where we can introduce our model for delivering wireless broadband internet services. We anticipate that these efforts should yield a better fiscal 2013 relative to fiscal 2012.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth certain unaudited financial data for the three months ended September 30, 2012 and September 30, 2011. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except per share data, shares and subscriber counts).

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
REVENUES:
Internet services	$1,912	100.0%	$1,836	100.0%
TOTAL REVENUES	1,912	100.0%	1,836	100.0%
OPERATING EXPENSES:
Connectivity and operations	992	51.9%	1,070	58.3%
Sales and marketing	106	5.5%	96	5.2%
General and administrative	353	18.5%	353	19.2%
Depreciation and amortization	209	10.9%	190	10.3%
TOTAL OPERATING EXPENSES	1,660	86.8%	1,709	93.1%
INCOME FROM OPERATIONS	252	13.2%	127	6.9%

OTHER INCOME (EXPENSE)
Interest income	1	0.1%	1	0.1%
Interest expense	(5)	(0.3)%	(11)	(0.6)%
OTHER INCOME (EXPENSE), net	(4)	(0.2)%	(10)	(0.5)%

INCOME BEFORE INCOME TAX EXPENSE	248	13.0%	117	6.4%
Income tax expense	12	0.6%	6	0.3%
NET INCOME and COMPREHENSIVE INCOME	$236	12.3%	$111	6.0%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.01
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,447,990		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$461		$325
Adjusted EBITDA margin(2)	24.1%		17.7%
CASH FLOW DATA:
Cash flow provided by operations	$532		$346
Cash flow used in investing activities	$(155)		$(88)
Cash flow used in financing activities	$(61)		$(136)
Reconciliation of net income to Adjusted EBITDA(1):
Net Income	$236		$111
Add: Depreciation and amortization	209		190
Stock compensation	-		8
Interest expense	5		11
Income tax expense	12		6
Less: Interest income	(1)		(1)
Adjusted EBITDA(1)	$461		$325

(1) Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization and stock based compensation is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used Adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2) Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $76,000, or 4.1%, to $1,912,000 for the three months ended September 30, 2012, from $1,836,000 for the three months ended September 30, 2011. The Company’s total subscriber count increased by 1,800, or 7.2%, to approximately 26,800 as of September 30, 2012 compared to approximately 25,000 as of September 30, 2011. The Company’s wireless broadband Internet subscriber count increased by 1,300 to approximately 9,100 as of September 30, 2012 compared to approximately 7,800 as of September 30, 2011. Wireless broadband Internet revenue increased by $158,000 to $1,491,000 for the three months ended September 30, 2012 compared to $1,333,000 for the three months ended September 30, 2011. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended September 30, 2012, as well as a result of successful acquisitions of wireless subscribers completed in the twelve months ended September 30, 2012. Increased revenues derived from wireless broadband Internet subscribers were partially offset by the net decrease in other types of Internet service revenues of $82,000 to $421,000 during the three months ended September 30, 2012 as compared to $503,000 for the prior year period, attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $78,000, or 7.3%, to $992,000 for the three months ended September 30, 2012, from $1,070,000 for the three months ended September 30, 2011. Data and telecommunications expense decreased by $78,000 to $248,000 for the three months ended September 30, 2012 compared to $326,000 for the three months ended September 30, 2011 due to our renegotiating more favorable terms with telecommunications service providers. Expensed assets decreased $16,000 to $70,000 for the three months ended September 30, 2012 compared to $86,000 for the three months ended September 30, 2011 due to the decreases in supplies, installation costs, and repairs. Salaries, wages and related personnel expense decreased by $4,000 to $482,000 for the three months ended September 30, 2012 compared to $486,000 for the three months ended September 30, 2011, which is attributed mainly to the reduction in headcount to streamline our efficiencies gained from quality process initiatives. Merchant fees decreased by $3,000 to $41,000 for the three months ended September 30, 2012 compared to $44,000 for the three months ended September 30, 2011.

The above described decreases in expenses were partially offset by an increase in tower leases costs of $23,000 to $151,000 for the three months ended September 30, 2012 compared to $128,000 for the three months ended September 30, 2011, attributed to customer growth in established and new regions requiring additional tower infrastructure.

Sales and marketing. Sales and marketing expense increased by $10,000, or 10.4%, to $106,000 for the three months ended September 30, 2012, compared to $96,000 for the three months ended September 30, 2011. Personnel expense increased $36,000 to $65,000 for the three months ended September 30, 2012 compared to $29,000 for the prior year period due to the addition of sales management and other personnel. The overall increase in sales and marketing expense was partially offset by the decrease in advertising expense of $14,000 to $8,000 for the three months ended September 30, 2012 compared to $22,000 for the three months ended September 30, 2011 due to a reduction in our postcard marketing efforts during the current quarter compared to prior year period. Outside sales expense decreased by $12,000 to $27,000 for the three months ended September 30, 2012 compared to $39,000 for the prior year period, due to utilization of in house sales efforts and increased personnel.

General and administrative. General and administrative expense remained constant at $353,000 for the three months ended September 30, 2012 and 2011. Personnel costs increased by $59,000 to $162,000 for the three months ended September 30, 2012 compared to $103,000 for the three months ended September 30, 2011, attributed to the addition of full time employees and related benefits. Due to the conditions of the economy and expected higher cost of services, minimal increases totaling $12,000 in travel, insurance, facilities and other general and administrative costs were realized for the three months ended September 30, 2012 compared to the prior year period.

The above described increases were partially offset by the decrease in telecom expense of $41,000 to $11,000 for the three months ended September 30, 2012 compared to $52,000 for the three months ended September 30, 2011 primarily due to refunds received from four telecom providers for sales tax billed in error in previous periods. Stock based compensation expense and directors’ fees decreased by $17,000 to $6,000 for the three months ended September 30, 2012 from $23,000 for the three months ended September 30, 2011 due to the decrease in the number of directors and due to the lack of amortization of stock based compensation expense during this quarter. Professional fees decreased by $13,000 for the three months ended September 30, 2012 to $46,000 compared to $59,000 for the three months ended September 30, 2011, due to the payment of recruiting fees in connection with the hiring of a new Controller in the prior year period which did not occur in the three months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization expense increased by $19,000, or 10.0%, to $209,000 for the three months ended September 30, 2012 from $190,000 for the three months ended September 30, 2011, primarily due to an $18,000 increase in amortization expense of acquired subscriber costs, resulting from four wireless acquisitions completed since September 30, 2011. Depreciation expense also increased slightly by $1,000 to $173,000 for the three months ended September 30, 2012 compared to $172,000 for the prior year period.

Interest (expense) income, net. Interest expense decreased by $6,000, or 54.5%, to $5,000 for the three months ended September 30, 2012, as compared to $11,000 for the three months ended September 30, 2011, primarily resulting from the reduction in the Company's long-term debt. Interest income remained constant at $1,000 for the three months ended September 30, 2012 and September 30, 2011.

Income tax expense. Income tax expense, consisting of Texas franchise tax, increased $6,000, or 100%, to $12,000 for the three months ended September 30, 2012, as compared to $6,000 for the three months ended September 30, 2011. Due to a true up for past years’ franchise tax due, completed in a prior period, the Company has adjusted their monthly accrual rate on a go-forward basis. The Company currently does not provide for Federal income taxes due to the availability of its net operating loss carryforward which is fully reserved at this time due to uncertainty of the Company’s ability to have taxable earnings in the future. The Company continually monitors its valuation allowance considering all evidence both positive and negative. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the three months ended September 30, 2012, the Company recognized net income and positive cash flow from operations of approximately $236,000 and $532,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of approximately $1,749,000 as of September 30, 2012. The Company expects to continue to fund its operations during fiscal 2013 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2013 and expects future cash flow from operations to remain strong.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended September 30, 2012, cash provided by operations was $532,000 compared to $346,000 for the three months ended September 30, 2011. For the three months ended September 30, 2012, net income plus non-cash items contributed cash of $445,000 compared to $307,000 contributed during the prior year period. Changes in operating assets and liabilities provided cash of $86,000 and of $40,000 for the three months ended September 30, 2012 and 2011, respectively.

Cash used in investing activities totaled $155,000 and $88,000 for the three months ended September 30, 2012 and 2011, respectively, due primarily to the improvements in existing wireless broadband Internet infrastructure and acquisition of subscribers, partially offset by release of restricted cash of $6,000.

Cash used in financing activities totaled $61,000 and $136,000 for the three months ended September 30, 2012 and 2011, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $315,000 during the quarter ended September 30, 2012. As of September 30, 2012, cash on hand was $1,749,000 compared to $1,433,000 as of June 30, 2012. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing function of the principal financial officer, concluded that our disclosure controls and procedures, as of September 30, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
32.1*	Section 1350 Certification of William E. Ladin, Jr.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Date: November 13, 2012
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: November 13, 2012
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Financial Officer
(principal financial officer)

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

