Form 10-Q
period 2012-12-31
INTERNET AMERICA INC
filed 2013-02-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Yes ☐ No ☒

As of February 12, 2013, the registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,004,073	$1,433,230
Restricted cash	-	6,432
Accounts receivable, net of allowance for uncollectible accounts of $6,243 and $8,123 as of December 31, 2012 and June 30, 2012, respectively	140,069	103,714
Inventory	496,996	452,591
Prepaid expenses and other current assets	108,270	150,272
Total current assets	2,749,408	2,146,239

Property and equipment—net	1,464,055	1,487,357
Goodwill	2,037,127	2,037,127
Subscriber acquisition costs—net	407,963	416,610
Other assets	17,202	27,498
TOTAL ASSETS	$6,675,755	$6,114,831

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$321,969	$184,694
Accrued liabilities	412,269	404,905
Deferred revenue	770,314	780,797
Current portion of long-term debt	237,154	248,477
Total current liabilities	1,741,706	1,618,873

Long-term debt, net of current portion	231,752	308,303
Total liabilities	1,973,458	1,927,176

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of December 31, 2012 and June 30, 2012	27,185	27,185
Common stock, $.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of December 31, 2012 and June 30, 2012	167,296	167,296
Additional paid-in capital	63,040,865	63,030,865
Accumulated deficit	(58,533,049)	(59,037,691)
Total shareholders' equity	4,702,297	4,187,655
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,675,755	$6,114,831

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES:
Internet services	$1,952,951	$1,786,294	$3,864,555	$3,622,876
TOTAL REVENUES	1,952,951	1,786,294	3,864,555	3,622,876

OPERATING EXPENSES:
Connectivity and operations	929,827	1,009,531	1,921,899	2,079,450
Sales and marketing	112,076	92,119	217,663	188,386
General and administrative	422,412	357,539	775,700	710,759
Depreciation and amortization	203,392	196,961	412,054	387,312
TOTAL OPERATING EXPENSES	1,667,707	1,656,150	3,327,316	3,365,907

INCOME FROM OPERATIONS	285,244	130,144	537,239	256,969

OTHER INCOME (EXPENSE)
Interest income	1,105	1,017	2,094	2,003
Interest expense	(5,343)	(9,298)	(10,691)	(20,097)
OTHER EXPENSE, net	(4,238)	(8,281)	(8,597)	(18,094)

INCOME BEFORE INCOME TAX EXPENSE	281,006	121,863	528,642	238,875
Income tax expense	12,000	7,897	24,000	13,897

NET INCOME and TOTAL COMPREHENSIVE INCOME	$269,006	$113,966	$504,642	$224,978

NET INCOME PER COMMON SHARE:
BASIC	$0.02	$0.01	$0.03	$0.01
DILUTED	$0.01	$0.01	$0.03	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562	16,729,562	16,729,562
DILUTED	19,696,130	19,447,990	19,663,600	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$504,642	$224,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,054	387,312
Loss from sale or disposal of assets	4,877	7,710
Provision for (recovery of) bad debt	(7,953)	3,972
Stock based compensation	10,000	8,061
Changes in operating assets and liabilities:
Accounts receivable	(28,402)	(16,701)
Inventory	(70,685)	15,977
Prepaid expenses and other current assets	42,002	52,965
Other assets	10,296	(5,817)
Accounts payable and accrued liabilities	144,069	(4,660)
Deferred revenue	(10,483)	(18,025)
Net cash provided by operating activities	1,010,417	655,772
INVESTING ACTIVITIES:
Purchases of property and equipment	(316,528)	(251,456)
Change in restricted cash	6,432	-
Proceeds from sale of assets	21,403	-
Cash and other consideration paid for acquisitions	(26,000)	(17,250)
Net cash used in investing activities	(314,693)	(268,706)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(124,881)	(253,958)
Net cash used in financing activities	(124,881)	(253,958)
NET INCREASE IN CASH AND CASH EQUIVALENTS	570,843	133,108
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,433,230	1,512,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,004,073	$1,645,798
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12,394	$19,777
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for acquisition of subscribers	$40,179	$13,616
Note payable issued for inventory	$-	$4,974

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare"). All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For each of the three and six months ended December 31, 2012 and 2011, common stock equivalent shares totaling 2,718,428 have been added to the diluted weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and six months ended December 31, 2012, additional common stock equivalent shares totaling 248,140 and 215,610, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options. At December 31, 2012 and 2011, options to purchase 346,526 and 1,480,944 shares of the Company's common stock, respectively, and warrants to acquire 394,922 shares of common stock were excluded from the computation of diluted EPS as the effect of these options and warrants would have been anti-dilutive.

There are no adjustments required to be made to net income for the purpose of computing basic and diluted EPS for the three and six months ended December 31, 2012.

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

On August 1, 2012, the Company completed an acquisition of subscribers (the "Acquisition"). The final purchase consideration for the Acquisition totaled $66,179 and consisted of (i) $26,000 in a cash payment made at closing, and (ii) a note payable in the final adjusted amount of $40,179, based on the final number of acquired subscribers as determined on November 1, 2012.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2012.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless broadband Internet customers during the three and six months ended December 30, 2012 and 2011. As of December 31, 2012, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2013 is expected to be $74,000 and unrecognized amortization expense for fiscal years ended June 30, 2014, 2015, 2016 and 2017 is expected to be $147,000, $127,000, $59,000 and $1,000, respectively.

7.	Income Taxes

During the six months ended December 31, 2012 and 2011, the Company generated income before income tax expense of $528,642 and $238,875, respectively, and recognized income tax expense of $24,000 and $13,897, respectively, which consisted solely of Texas state franchise tax expense. No provision for federal income taxes was recorded for the six months ended December 31, 2012 and 2011 due to the utilization of net operating loss carryforwards.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $37 million for federal income tax purposes, and the Company's deferred tax assets primarily consisted of assets related to these net operating loss carryforwards.  The Company has provided a full valuation allowance for its deferred tax assets and considers all evidence both positive and negative when evaluating the recoverability of its deferred tax assets.  As of December 31, 2012, it has been determined that it is more likely than not that these deferred tax assets will not be utilized due to inconsistent earnings in its prior operating history and the uncertainty of possible limitations on the net operating loss carryforwards.  The Company will continue to monitor the need for a full valuation allowance in future periods.  Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. The 2008, 2009, 2010 and 2011 tax periods remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of December 31, 2012 and June 30, 2012. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Long-Term Debt

As of December 31, 2012 and June 30, 2012, long term debt consisted of:

	December 31,	June 30,
	2012	2012
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	$107,476	$130,827
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $10,373 and $15,521, respectively)	280,545	342,532
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest of 8.5%	5,115	7,157
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $531 and $2,306, respectively)	29,865	58,599
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $360 and $730, respectively)	7,630	10,947
Note payable due April 1, 2013, payable in monthly installments of $671 with no interest	2,687	6,718
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8.0% (net of unamortized discount of $2,916 and $0, respectively)	35,588	-
	468,906	556,780
Less current portion	(237,154)	(248,477)
Total long-term debt, less current portion	$231,752	$308,303

9.	Stock Options and Warrants

As of December 31, 2012, 1,261,526 stock options were outstanding and 738,474 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three and six months ended December 31, 2012, the Company granted to certain employees of the Company a total of 245,000 stock options to purchase shares of Common Stock at an exercise price of $0.35 per share. The Company determined that the total fair value of the grants to be $30,000, or $0.12 per stock option. Options that were granted to employees who had established a year of service with the Company as of the grant date vest as follows: 25% immediately on the grant date and an additional 25% on each anniversary of the grant date until fully vested on October 30, 2015. Options that were granted to employees who had not established a year of service with the Company as of the grant date vest as follows: 25% on each anniversary of the grant date until fully vested on October 30, 2016. These options will expire ten years after grant date pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options. As of December 31, 2012, the total compensation expense related to non-vested awards not yet recognized was $20,000.

As of December 31, 2012, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Steven Mihaylo, a current non-employee director of the Company and Ambassador John Palmer, a former director of the Company. No warrants were granted during the three and six months ended December 31, 2012.

10.	Related Parties

During the three and six months ended December 31, 2012, a total of $8,313 and $14,563, respectively, was paid to two non-employee directors for serving on the Company's board of directors. For the three and six months ended December 31, 2011, a total of $15,500 and $30,500, respectively, was paid to four non-employee directors for serving on the Company’s board of directors.

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

Overview

The quarter ended December 31, 2012 continued to show positive results in operations and cash flow. During the quarter, we were pleased to appoint a Chief Operating Officer, award well deserved salary increases to select employees, grant employee stock options, continue to improve infrastructure in place, and reduce existing debt by approximately $64,000. Even with the addition of a $37,000 note issued in the quarter ended December 31, 2012 for the remainder of the purchase consideration for the acquisition completed on August 1, 2012, the net change in total debt for the quarter resulted in a $27,000 reduction. At the same time, we were pleased to see that cash on hand totaled $2,004,000 for the period ended December 31, 2012, an increase of $571,000, or 39.8%, from June 30, 2012.  We anticipate cash on hand remaining fairly static or decreasing slightly in the quarter ending March 31, 2013 due to additional infrastructure improvements, debt repayment, cash payments for additional acquisitions of subscribers, and increased marketing expenses and efforts.

               On February 1, 2013, we closed a purchase of subscribers for a total estimated consideration of $135,000.  An initial cash payment of $50,000 was made on the closing date and the remaining consideration will be determined on May 1, 2013, based on the final number of acquired subscribers, and will be issued in the form of a note payable. We were also pleased to hire a Director of Sales and Marketing, subsequent to the quarter ended December 31, 2012.  This position is an important addition to the management team and will provide increased opportunities and efforts for stronger internal growth.

As we continue to focus on controlling operating expenses, improving internal growth and constantly upgrading our infrastructure, we would expect to see positive operating results.  We are also continually evaluating accretive opportunities to secure subscribers through strategic acquisitions of Internet service providers in underserved markets where we can introduce our model for delivering wireless broadband internet services. Finally, we are always examining potential opportunities that would significantly increase our revenue base through synergistic combinations with other companies.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The following table sets forth certain unaudited financial data for the three months ended December 31, 2012 and December 31, 2011. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues
REVENUES:
Internet services	$1,953	100.0%	$1,786	100.0%
TOTAL REVENUES	1,953	100.0%	1,786	100.0%
OPERATING EXPENSES:
Connectivity and operations	930	47.6%	1,010	56.6%
Sales and marketing	112	5.7%	92	5.2%
General and administrative	423	21.7%	357	20.0%
Depreciation and amortization	203	10.4%	197	11.0%
TOTAL OPERATING EXPENSES	1,668	85.4%	1,656	92.7%
INCOME FROM OPERATIONS	285	14.6%	130	7.3%

OTHER INCOME (EXPENSE)
Interest income	1	0.1%	1	0.1%
Interest expense	(5)	(0.3)%	(9)	(0.5)%
OTHER EXPENSE, net	(4)	(0.2)%	(8)	(0.4)%

INCOME BEFORE INCOME TAX EXPENSE	281	14.4%	122	6.8%
Income tax expense	12	0.6%	8	0.4%
NET INCOME and COMPREHENSIVE INCOME	$269	13.8%	$114	6.4%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$0.01
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,696,130		19,447,990
OTHER DATA:
Adjusted EBITDA(2)	$498		$327
Adjusted EBITDA margin(3)	25.5%		18.3%
CASH FLOW DATA:
Cash flow provided by operations	$478		$310
Cash flow used in investing activities	$(160)		$(180)
Cash flow used in financing activities	$(64)		$(118)
Reconciliation of net income to Adjusted EBITDA:
Net Income (Loss)	$269		$114
Add: Depreciation and amortization	203		197
Stock based compensation	10		-
Interest expense	5		9
Income tax expense	12		8
Less: Interest income	(1)		(1)
Adjusted EBITDA(2)	$498		$327

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

Total revenue. Total revenue increased by $167,000, or 9.4%, to $1,953,000 for the three months ended December 31, 2012, from $1,786,000 for the three months ended December 31, 2011. Wireless broadband Internet revenue increased by $174,000 to $1,517,000 during the current year period compared to $1,343,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended December 31, 2012, as well as a result of successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2012. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $7,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $80,000, or 7.9%, to $930,000 for the three months ended December 31, 2012, from $1,010,000 for the three months ended December 31, 2011. Data and telecommunications expense decreased by $61,000 to $228,000 for the current year period compared to $289,000 for the prior year period due to our renegotiating more favorable terms with telecommunications service providers. Expensed assets also decreased by $60,000 to $24,000 for the current year period compared to $84,000 for the prior year period primarily due to a vendor concession granted in connection with a manufacturer's recall.

The above described decreases in expenses were partially offset by a total increase of $41,000 in tower lease costs, salaries, wages, related personnel expense and merchant fees to $678,000 for the current year period compared to $637,000 for the prior year period. These increases are all a result of the Company's growth and network expansion during the twelve months ended December 31, 2012.

Sales and marketing. Sales and marketing expense increased by $20,000, or 21.7%, to $112,000 for the three months ended December 31, 2012 compared to $92,000 for the three months ended December 31, 2011. Salaries, wages and related personnel costs increased by approximately $19,000 to $71,000 for the current year period compared to $52,000 for the prior year period, which is attributed mainly to the addition of sales and marketing personnel to expand sales efforts. Advertising expense increased by $8,000 to $18,000 for the current year period compared to $10,000 for the prior year period primarily due to the Company bringing all direct advertising related expenses in house to streamline cost and focus on all improved or enhanced network areas.

The above mentioned increases were partially offset by a decrease of $7,000 in outside sales expense due to a decrease in revenues generated from the outside sales force for the three months ended December 31, 2012. Facilities expense remained constant at $6,000 for each of the current and prior year periods.

General and administrative. General and administrative expense increased by $66,000, or 18.5%, to $423,000 for the three months ended December 31, 2012, from $357,000 for the three months ended December 31, 2011. Personnel costs increased by $45,000 to $158,000 for the current year period compared to $113,000 for the prior year period due to the addition of full time employees and increased salaries. Stock based compensation expense and directors’ fees increased by $3,000 to $19,000 for the current year period compared to $16,000 for the prior year period due to the expense recognized for the options granted in the current year period, slightly offset by the decrease in directors fees related to the decrease in the number of directors. Due to the conditions of the economy and expected higher cost of services, increases totaling $32,000 in travel, insurance, facilities and other general and administrative costs were realized for the six months ended December 31, 2012 compared to the prior year period.

The above mentioned increases were partially offset by a decrease in telecommunications expense of $13,000 to $27,000 for the current year period compared to $40,000 for the prior year period due to our renegotiating more favorable terms with telecommunications service providers. In addition, professional fees decreased slightly by $1,000 to $45,000 for the current year period prior to $46,000 for the prior year period. Personnel travel expenses remained constant at $12,000 for each of the current and prior year periods.

Depreciation and amortization. Depreciation and amortization increased by $6,000, or 3.0%, to $203,000 for the three months ended December 31, 2012, from $197,000 for the three months ended December 31, 2011. This increase is due to a $21,000 increase in amortization expense relating to acquired subscriber costs resulting from the Company’s wireless acquisitions completed during the twelve months ended December 31, 2012, partially offset by a $15,000 decrease in depreciation expense relating to assets becoming fully depreciated.

Interest income and expense. Interest expense decreased by $4,000, or 44.4%, to $5,000 for the three months ended December 31, 2012 from $9,000 for the three months ended December 31, 2011, primarily resulting from the reduction of the Company's long-term debt balances outstanding. Interest income remained constant at $1,000 for each of the current and prior year periods.

Income tax expense.  Income tax expense, consisting of Texas franchise tax, increased $4,000, or 50%, to $12,000 for the three months ended December 31, 2012, as compared to $8,000 for the three months ended December 31, 2011. Due to a true up for past years' franchise tax due, completed in a prior period, the Company has adjusted its monthly accrual rate on a go-forward basis. The Company currently does not provide for Federal income taxes due to the availability of its net operating loss carryforward which is fully reserved at this time due to uncertainty of possible limitations on its net operating loss carryforward.  The Company continually monitors its valuation allowance considering all evidence both positive and negative. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

The following table sets forth certain unaudited financial data for the six months ended December 31, 2012 and December 31, 2011. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Six Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues
REVENUES:
Internet services	$3,865	100.0%	$3,623	100.0%
TOTAL REVENUES	3,865	100.0%	3,623	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,922	49.7%	2,079	57.4%
Sales and marketing	218	5.6%	188	5.2%
General and administrative	776	20.1%	712	19.7%
Depreciation and amortization	412	10.7%	387	10.7%
TOTAL OPERATING EXPENSES	3,328	86.1%	3,366	92.9%
INCOME FROM OPERATIONS	537	13.9%	257	7.1%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	2	0.1%
Interest expense	(10)	(0.3)%	(20)	(0.6)%
OTHER EXPENSE, net	(8)	(0.2)%	(18)	(0.5)%

INCOME BEFORE INCOME TAX EXPENSE	529	13.7%	239	6.6%
Income tax expense	24	0.6%	14	0.4%
NET INCOME and COMPREHENSIVE INCOME	$505	13.1%	$225	6.2%

NET INCOME PER COMMON SHARE:
BASIC	$0.03		$0.01
DILUTED	$0.03		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,663,600		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$959		$652
Adjusted EBITDA margin(2)	24.8%		18.0%
CASH FLOW DATA:
Cash flow provided by operations	$1,010		$656
Cash flow used in investing activities	$(315)		$(269)
Cash flow used in financing activities	$(125)		$(254)
Reconciliation of net income to Adjusted EBITDA:
Net Income (Loss)	$505		$225
Add: Depreciation and amortization	412		387
Stock based compensation	10		8
Interest expense	10		20
Income tax expense	24		14
Less: Interest income	(2)		(2)
Adjusted EBITDA(1)	$959		$652

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

Total revenue. Total revenue increased by $242,000, or 6.7%, to $3,865,000 for the six months ended December 31, 2012, from $3,623,000 for the six months ended December 31, 2011. Wireless broadband Internet revenue increased by $332,000 to $3,008,000 for the current year period compared to $2,676,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the six months ended December 31, 2012, as well as a result of successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2012. Increased revenues derived from wireless broadband Internet subscribers were partially offset by decreases in other types of Internet service revenues of $90,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $157,000, or 7.6%, to $1,922,000 for the six months ended December 31, 2012, from $2,079,000 for the six months ended December 31, 2011. Data and telecommunications expense decreased by $138,000 to $476,000 for the current year period compared to $614,000 for the prior year period. The majority of this decrease is due to lower call volume resulting from improvements in our systems, and renegotiating more favorable terms with telecommunications service providers. Expensed assets also decreased by $76,000 to $94,000 for the current year period compared to $170,000 for the prior year period primarily due to a vendor concession granted in connection with a manufacturer's recall.

The above described decreases in expenses were partially offset by a total increase of $57,000 in tower leases costs, salaries, wages, related personnel expense and merchant fees to $1,352,000 for the current year period compared to $1,295,000 for the prior year period. These increases are all a result of the Company's growth and network expansion during the twelve months ended December 31, 2012.

Sales and marketing. Sales and marketing expense increased by $30,000, or 16.0%, to $218,000 for the six months ended December 31, 2012 compared to $188,000 for the six months ended December 31, 2011. Salaries, wages and related personnel costs increased by approximately $55,000 to $136,000 for the current year period compared to $81,000 for the prior year period, which is attributed mainly to the addition of sales and marketing personnel to expand sales efforts.

The above mentioned increases were partially offset by a total decrease of $25,000 in advertising and postage shipping, as well as outside sales.

General and administrative. General and administrative expense increased by $63,000, or 8.8%, to $776,000 for the six months ended December 31, 2012 compared to $712,000 for the six months ended December 31, 2011. Personnel costs increased by $105,000 to $320,000 for the current year period compared to $215,000 for the prior year period due to the addition of full time employees and increased salaries. Due to the conditions of the economy and expected higher cost of services, increases totaling $41,000 in travel, insurance, facilities and other general and administrative costs were realized for the six months ended December 31, 2012 compared to the prior year period.

The above mentioned increases were partially offset by a decrease in telecommunications expense of $54,000 to $38,000 for the current year period compared to $92,000 for the prior year period due to our renegotiating more favorable terms with telecommunications service providers, and from refunds received from four telecom providers for sales tax billed in error in previous periods. In addition, professional fees decreased by $14,000 to $91,000 for the current year period compared to $105,000 for the prior year period. Directly related to the reduction of directors for the current year period and the timing of stock option grants, stock compensation and directors’ fees expense decreased by $14,000 to $25,000 for the current year period compared to $39,000 for the prior year period.

Depreciation and amortization. Depreciation and amortization increased by $25,000, or 6.5%, to $412,000 for the six months ended December 31, 2012 compared to $387,000 for the six months ended December 31, 2011. This increase is due to a $39,000 increase in amortization expense relating to acquired subscriber costs resulting from the Company’s acquisitions completed in the twelve months ended December 31, 2012. This increase is partially offset by a $14,000 decrease in depreciation relating to assets becoming fully depreciated.

Interest income and expense. For the six months ended December 31, 2012 and December 31, 2011, the Company recorded interest expense of $10,000 and $20,000, respectively. The decrease in interest expense of $10,000, or 50%, is related to a decrease in acquisition related debt and in the RUS loan outstanding due to continued payment of outstanding principal. Interest income remained constant at $2,000 for the six months ended December 31, 2012 and December 31, 2011.

Income tax expense.  Income tax expense, consisting of Texas franchise tax, increased $10,000, or 71.4%, to $24,000 for the six months ended December 31, 2012, as compared to $14,000 for the six months ended December 31, 2011. Due to a true up for past years' franchise tax due, completed in a prior period, the Company has adjusted its monthly accrual rate on a go-forward basis. The Company currently does not provide for Federal income taxes due to the availability of its net operating loss carryforward which is fully reserved at this time to uncertainty of possible limitations on its net operating loss carryforward.  The Company continually monitors its valuation allowance considering all evidence both positive and negative. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the six months ended December 31, 2012, the Company recognized net income and positive cash flow from operations of approximately $505,000 and $1,010,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of approximately $2,004,000 as of December 31, 2012. The Company expects to continue to fund its operations during fiscal 2013 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2013 and expects future cash flow from operations to remain strong.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2012, cash provided by operations was $1,010,000 compared to $656,000 for the six months ended December 31, 2011. For the six months ended December 31, 2012, net income plus non-cash items contributed cash of $924,000 compared to $632,000 for the prior year period. Changes in operating assets and liabilities provided cash of $87,000 and $24,000 for the six months ended December 31, 2012 and 2011, respectively.

Cash used in investing activities totaled $315,000 and $269,000 for the six months ended December 31, 2012 and 2011, respectively, due primarily to the improvements in existing wireless broadband Internet infrastructure and acquisition of subscribers, partially offset by release of restricted cash of $6,000 and proceeds totaling $21,000 received from the sale of assets.

Cash used in financing activities totaled $125,000 and $254,000 for the six months ended December 31, 2012 and 2011, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $571,000 during the six months ended December 31, 2012. As of December 31, 2012, cash on hand was $2,004,000 compared to $1,433,000 as of June 30, 2012. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, will continue to provide cash for infrastructure upgrades, acquisitions of subscribers, and increased marketing efforts.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing the function of the principal financial officer, concluded that our disclosure controls and procedures, as of December 31, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2012, the Company granted to certain employees of the Company a total of 245,000 stock options to purchase shares of Common Stock at an exercise price of $0.35 per share.  Options that were granted to employees who had established a year of service with the Company as of the grant date vest as follows:  25% immediately on the grant date and an additional 25% on each anniversary of the grant date until fully vested on October 30, 2015.  Options that were granted to employees who had not established a year of service with the Company as of the grant date vest as follows: 25% on each anniversary of the grant date until fully vested on October 30, 2016.  These options will expire ten years after grant date pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options.  These stock options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance of the stock options was a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the recipients of the stock options are Company insiders and are sophisticated, knowledgeable and experienced investors and (ii) the stock options were issued through direct negotiations and did not involve general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
31*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
32*	Section 1350 Certification of William E. Ladin, Jr.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

INTERNET AMERICA, INC.
(Registrant)

Date: February 14, 2013
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: February 14, 2013
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

32*	Section 1350 Certification of William E. Ladin, Jr.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

