Form 10-Q
period 2013-03-31
INTERNET AMERICA INC
filed 2013-05-13
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Yes ☐      No ☒

As of May 10, 2013, the registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,096,743	$1,433,230
Restricted cash	-	6,432
Accounts receivable, net of allowance for uncollectible accounts of $10,030 and $8,123 as of March 31, 2013 and June 30, 2012, respectively	135,246	103,714
Inventory	447,732	452,591
Prepaid expenses and other current assets	126,147	150,272
Total current assets	2,805,868	2,146,239

Property and equipment—net	1,442,898	1,487,357
Goodwill	2,037,127	2,037,127
Subscriber acquisition costs—net	498,838	416,610
Other assets	6,792	27,498
TOTAL ASSETS	$6,791,523	$6,114,831

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$138,345	$184,694
Accrued liabilities	551,311	404,905
Deferred revenue	773,535	780,797
Current portion of long-term debt	220,860	248,477
Total current liabilities	1,684,051	1,618,873

Long-term debt, net of current portion	180,853	308,303
Total liabilities	1,864,904	1,927,176

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of March 31, 2013 and June 30, 2012	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of March 31, 2013 and June 30, 2012	167,296	167,296
Additional paid-in capital	63,040,865	63,030,865
Accumulated deficit	(58,308,727)	(59,037,691)
Total shareholders' equity	4,926,619	4,187,655
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,791,523	$6,114,831

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
REVENUES:
Internet services	$1,968,396	$1,842,284	$5,832,951	$5,465,160
TOTAL REVENUES	1,968,396	1,842,284	5,832,951	5,465,160

OPERATING EXPENSES:
Connectivity and operations	1,009,335	1,060,379	2,931,234	3,139,829
Sales and marketing	120,770	141,222	338,433	329,608
General and administrative	403,129	348,620	1,178,829	1,059,379
Depreciation and amortization	197,672	239,364	609,726	626,676
TOTAL OPERATING EXPENSES	1,730,906	1,789,585	5,058,222	5,155,492

INCOME FROM OPERATIONS	237,490	52,699	774,729	309,668

OTHER INCOME (EXPENSE)
Interest income	3,078	1,004	5,172	3,007
Interest expense	(4,246)	(8,027)	(14,937)	(28,124)
Gain on bargain purchase	-	411,400	-	411,400
OTHER INCOME (EXPENSE), net	(1,168)	404,377	(9,765)	386,283

INCOME BEFORE INCOME TAX EXPENSE	236,322	457,076	764,964	695,951
Income tax expense	12,000	153,785	36,000	167,682

NET INCOME and TOTAL COMPREHENSIVE INCOME	$224,322	$303,291	$728,964	$528,269

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.02	$0.04	$0.03
DILUTED	$0.01	$0.02	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562	16,729,562	16,729,562
DILUTED	19,474,299	19,447,990	19,449,575	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$728,964	$528,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609,726	626,676
Loss from sale or disposal of assets	4,877	7,710
Provision for (recovery of) bad debt	(7,724)	2,796
Stock based compensation	10,000	8,061
Gain on bargain purchase	-	(411,400)
Changes in operating assets and liabilities:
Accounts receivable	(23,808)	(16,983)
Inventory	(21,421)	(27,629)
Prepaid expenses and other current assets	24,125	62,950
Other assets	20,706	(1,591)
Accounts payable and accrued liabilities	16,287	192,308
Deferred revenue	(7,262)	27,571
Net cash provided by operating activities	1,354,470	998,738
INVESTING ACTIVITIES:
Purchases of property and equipment	(450,718)	(333,082)
Change in restricted cash	6,432	-
Proceeds from sale of assets	21,403	-
Cash paid for acquisitions	(76,000)	(70,940)
Net cash used in investing activities	(498,883)	(404,022)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(192,074)	(376,089)
Net cash used in financing activities	(192,074)	(376,089)
NET INCREASE IN CASH AND CASH EQUIVALENTS	663,513	218,627
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,433,230	1,512,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,096,743	$1,731,317
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,246	$28,531
Cash paid for taxes	$5,600	$6,400
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration	$83,200	$45,000
Note payable issued for acquisition of subscribers	$37,006	$14,750
Note payable issued for inventory	$-	$4,974

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For each of the three and nine months ended March 31, 2013 and 2012, common stock equivalent shares totaling 2,718,428 have been added to the diluted weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and nine months ended March 31, 2013, additional common stock equivalent shares totaling 26,309 and 1,585, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. For each of the three and nine months ended March 31, 2013, options to purchase 1,189,026 shares of the Company's common stock were excluded from the computation of diluted EPS. For the three and nine months ended March 31, 2013, warrants to acquire 0 and 394,922 shares of common stock, respectively, were excluded from the computation of diluted EPS. For the three and nine months ended March 31, 2012, options to purchase 1,430,944 shares of common stock and warrants to acquire 394,922 shares of common stock were excluded from the computation of diluted EPS. These aforementioned options and warrants were excluded as their effect would have been anti-dilutive.

There are no adjustments required to be made to net income for the purpose of computing basic and diluted EPS for the three and nine months ended March 31, 2013 and 2012.

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

On August 1, 2012, the Company completed an acquisition of subscribers (the "AEI Acquisition"). The final purchase consideration for the AEI Acquisition totaled $66,179 and consisted of (i) $26,000 in a cash payment made at closing and (ii) a note payable in the final adjusted amount of $40,179 based on the final number of acquired subscribers as determined on November 1, 2012.

On February 1, 2013, the Company completed an acquisition of subscribers (the "Internet Doctors Acquisition"). Purchase consideration for the Internet Doctors Acquisition consisted of (i) $50,000 in a cash payment made at closing and (ii) an estimated $83,200 in additional purchase consideration, which was included in Accrued Liabilities in the accompanying consolidated balance sheet as of March 31, 2013, to be finalized and issued in the form of a note payable during the quarter ending June 30, 2013 based on the number of acquired subscribers as of May 1, 2013. As of March 31, 2013 the allocation of the final purchase price is not complete.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2012.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three and nine months ended March 31, 2013 and 2012. As of March 31, 2013, unrecognized amortization expense for the remainder of the fiscal year ended June 30, 2013 is expected to be $45,000 and unrecognized amortization expense for fiscal years ended June 30, 2014, 2015, 2016 and 2017 is expected to be $180,000, $160,000, $92,000 and $21,000, respectively.

7.	Income Taxes

During the nine months ended March 31, 2013 and 2012, the Company generated income before income tax expense of $764,964 and $695,951 respectively, and recognized income tax expense of $36,000 and $167,682, respectively, which consisted solely of Texas state franchise tax expense. During the nine months ended March 31, 2012, a true up of $147,785 for past years' franchise tax due was recorded. No provision for federal income taxes was recorded for the nine months ended March 31, 2013 and 2012 due to the utilization of net operating loss carryforwards.

As of March 31, 2013, the Company had net operating loss carryforwards of approximately $37 million for federal income tax purposes, and the Company's deferred tax assets primarily consisted of assets related to these net operating loss carryforwards.  The Company has provided a full valuation allowance for its deferred tax assets and considers all evidence both positive and negative when evaluating the recoverability of its deferred tax assets.  As of March 31, 2013, it has been determined that it is more likely than not that these deferred tax assets will not be utilized due to inconsistent earnings in its prior operating history and the uncertainty of possible limitations on the net operating loss carryforwards for which we are in the process of completing an assessment which we expect to have completed by the end of our fiscal year ended June 30, 2013.  The Company will continue to monitor the need for a full valuation allowance in future periods.  Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2012 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of March 31, 2013 and June 30, 2012. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Long-Term Debt

As of March 31, 2013 and June 30, 2012, long term debt consisted of:

	March 31,	June 30,
	2013	2012
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest 4.5%	$95,602	$130,827
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $8,178 and $15,521, respectively)	249,172	342,532
Note payable due February 10, 2014, payable in monthly installments of $417 with interest of 8.5%	4,061	7,157
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $107 and $2,306, respectively)	15,036	58,599
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $224 and $730, respectively)	5,922	10,947
Note payable due April 1, 2013, payable in monthly installments of $671 with no interest	672	6,718
Note payable due November 1, 2014, payable in monthly installments of $1,674 with imputed at 8.0% (net of unamortized discount of $2,233 and $0, respectively)	31,248	-
	401,713	556,780
Less current portion	(220,860)	(248,477)
Total long-term debt, less current portion	$180,853	$308,303

9.	Stock Options and Warrants

As of March 31, 2013, 1,241,526 stock options were outstanding and 758,474 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three and nine months ended March 31, 2013, the Company granted to certain employees of the Company a total of 0 and 245,000, respectively, stock options to purchase shares of Common Stock at an exercise price of $0.35 per share. The Company determined the total fair value of the grants to be $30,000, or $0.12 per stock option. Options that were granted to employees who had established a year of service with the Company as of the grant date vest as follows: 25% immediately on the grant date and an additional 25% on each anniversary of the grant date until fully vested on October 30, 2015. Options that were granted to employees who had not established a year of service with the Company as of the grant date vest as follows: 25% on each anniversary of the grant date until fully vested on October 30, 2016. These options will expire ten years after grant date pursuant to the terms set forth in the written option agreements executed and delivered to the recipients of such options. As of March 31, 2013, the total compensation expense related to non-vested awards not yet recognized was $20,000 and is expected to be amortized to compensation expense over the next four years.

As of March 31, 2013, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Steven Mihaylo, a current non-employee director of the Company and Ambassador John Palmer, a former director of the Company. No warrants were granted during the three and nine months ended March 31, 2013.

10.	Related Parties

During the three and nine months ended March 31, 2013, a total of $13,191 and $27,754, respectively, was paid to non-employee directors for serving on the Company's board of directors. For the three and nine months ended March 31, 2012, a total of $13,250 and $43,750, respectively, was paid to non-employee directors for serving on the Company’s board of directors.

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

Overview

Our primary focus during the first nine months of fiscal 2013 has been investing in the Company's senior management team and in system infrastructure upgrades.  We have strengthened our management team with the addition of a Chief Operating Officer in October 2012, a more experienced Head of Sales and Marketing in January 2013 and a senior outside CPA/MBA consultant to our Corporate Development and Financial team in April 2013.

As we continue to focus on controlling operating expenses and improving internal growth, we expect to continue to see positive operating results.  We are also constantly evaluating accretive opportunities to secure subscribers through strategic acquisitions of Internet service providers in underserved markets where we can introduce our model for delivering wireless broadband internet services.  Finally, we are always examining potential opportunities that would significantly increase our revenue base through synergistic combinations with other companies.  We are also now concentrating on our development of cloud-based services that fit our operations and marketing areas.

Over the past few years, Internet America has maintained a strong focus on controlling expenses and making strategic investments to achieve positive cash flow and profitability.  We feel that this discipline has placed us in a stronger position than many of our competitors in the Internet industry, some of whom have ceased operations altogether.  We will work hard in the future to take advantage of our better positioning and concentrate on more aggressive growth as a wireless service provider and in the cloud-based services of our industry.  We anticipate making acquisitions of larger wireless internet service providers ("WISPs") and possibly acquisitions or mergers with other cloud-based service companies.

The quarter ended March 31, 2013 continued to show positive results in terms of revenue and cash flow. While net income increased by $201,000 for the nine months ended March 31, 2013 versus the same period in 2012, the net income for the quarter ended March 31, 2013 decreased by $45,000 from the previous quarter ended December 31, 2012. Adjusted EBITDA (as defined herein) increased by approximately $459,000 for the nine months ended March 31, 2013 compared to the same period in 2012.

Cash on hand was $2,097,000 at March 31, 2013, an increase of $664,000, or 46.3%, from June 30, 2012, despite spending $451,000 on the purchases of property and equipment, making $76,000 in cash payments for acquisitions and reducing outstanding long term debt by $192,000 during this period. Although we have invested a total of $451,000 in the purchases of property and equipment during the nine months ended March 31, 2013, we will continue to make necessary upgrades and improvements to our systems and we believe that our capital expenditure rate over the last two years will slow down in the coming quarters. Total outstanding debt decreased by $155,000 to $402,000 at March 31, 2013 compared to $557,000 at June 30, 2012.

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

Bad debt expenses (recoveries) consist primarily of customer accounts that have been deemed uncollectible and will potentially be written off in future periods, net of recoveries. Historically, the expense has been based on the aging of customer accounts whereby all customer accounts that are 30 days or older have been provided for 50% as a bad debt expense, 75% for customer accounts older than 60 days and 100% for customer accounts older than 90 days.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth certain unaudited financial data for the three months ended March 31, 2013 and March 31, 2012. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$1,968	100.0%	$1,842	100.0%
TOTAL REVENUES	1,968	100.0%	1,842	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,009	51.3%	1,060	57.6%
Sales and marketing	121	6.2%	141	7.7%
General and administrative	403	20.5%	349	19.0%
Depreciation and amortization	198	10.1%	239	13.0%
TOTAL OPERATING EXPENSES	1,731	88.1%	1,789	97.3%
INCOME FROM OPERATIONS	237	11.9%	53	2.7%

OTHER INCOME (EXPENSE)
Interest income	3	0.2%	1	0.1%
Interest expense	(4)	(0.2)%	(8)	(0.5)%
Gain on bargain purchase	-	0.0%	411	22.4%
OTHER EXPENSE, net	(1)	0.0%	404	22.0%

INCOME BEFORE INCOME TAX EXPENSE	236	12.0%	457	24.8%
Income tax expense	12	0.6%	154	8.4%
NET INCOME and COMPREHENSIVE INCOME	$224	11.4%	$303	16.4%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.02
DILUTED	$0.01		$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,474,299		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$435		$292
Adjusted EBITDA margin(2)	22.1%		15.9%
CASH FLOW DATA:
Cash flow provided by operations	$345		$343
Cash flow used in investing activities	$(184)		$(135)
Cash flow used in financing activities	$(67)		$(122)
Reconciliation of net income to Adjusted EBITDA:
Net Income (Loss)	$224		$303
Add: Depreciation and amortization	198		239
Stock based compensation	-		-
Interest expense	4		8
Income tax expense	12		154
Less: Interest income	(3)		(1)
Gain on bargain purchase	-		(411)
Adjusted EBITDA(1)	$435		$292

(1)    Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, gain on bargain purchase and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)    Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $126,000, or 6.8%, to $1,968,000 for the three months ended March 31, 2013, from $1,842,000 for the three months ended March 31, 2012. Wireless broadband Internet revenue increased by $129,000 to $1,549,000 during the current year period compared to $1,420,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended March 31, 2013, and the successful acquisitions of wireless subscribers completed in fiscal years 2012 and 2013. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $3,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense decreased by $51,000, or 4.8%, to $1,009,000 for the three months ended March 31, 2013, from $1,060,000 for the three months ended March 31, 2012. Data and telecommunications expense, expensed assets, and salaries, wages and personnel expense collectively decreased by $83,000 to $755,000 for the current year period compared to $838,000 for the prior year period, primarily due to renegotiating more favorable terms with telecommunications service providers.

The above described decreases in expenses were partially offset by a total increase of $32,000 in tower lease costs, personnel travel expense and merchant fees to $254,000 for the current year period compared to $222,000 for the prior year period. These increases resulted from the Company's growth and network expansion during the twelve months ended March 31, 2013.

Sales and marketing. Sales and marketing expense decreased by $20,000, or 14.2%, to $121,000 for the three months ended March 31, 2013 compared to $141,000 for the three months ended March 31, 2012. Advertising expense decreased by $15,000 to $20,000 for the current year period compared to $35,000 for the prior year period primarily due to less use of public advertising on the radio and in newspapers and more use of internal sales efforts. Outside sales expense also decreased for the current year period compared to the prior year period by $21,000 due to a decrease in revenues generated from the outside sales force for the current year period.

The above mentioned decreases were partially offset by an increase of $16,000 in salaries, wages and related personnel costs for the current year period compared to the prior year period primarily due to the addition of a Director of Sales and Marketing during the three months ended March 31, 2013. Facilities expense remained constant at $6,000 for each of the current and prior year periods.

General and administrative. General and administrative expense increased by $54,000, or 15.5%, to $403,000 for the three months ended March 31, 2013, from $349,000 for the three months ended March 31, 2012. Personnel costs increased by $60,000 to $183,000 for the current year period compared to $123,000 for the prior year period due to increased salaries and the increase in health insurance benefits effective January 1, 2013. Due to the conditions of the economy and expected higher cost of services, insurance, facilities, professional fees and other general and administrative costs increased by $6,000 for the three months ended March 31, 2013 compared to the prior year period.

The above mentioned increases were partially offset by a decrease in telecommunications expense of $12,000 to $29,000 for the current year period compared to $41,000 for the prior year period due to renegotiating more favorable terms with telecommunications service providers. Personnel travel expenses remained constant at $6,000 for each of the current and prior year periods. Stock based compensation expense and directors’ fees remained constant at $13,000 for each of the current and prior year periods.

Depreciation and amortization. Depreciation and amortization decreased by $41,000, or 17.2%, to $198,000 for the three months ended March 31, 2013, from $239,000 for the three months ended March 31, 2012. This decrease is due to a $58,000 decrease in depreciation expense related to assets becoming fully depreciated during the last nine months ended March 31, 2013, partially offset by an increase of $17,000 in amortization of acquired subscriber costs resulting from the two acquisitions completed by the Company this fiscal year.

Interest income and expense. Interest expense decreased by $4,000, or 50.0%, to $4,000 for the three months ended March 31, 2013 from $8,000 for the three months ended March 31, 2012, primarily resulting from the reduction of the Company's long-term debt balances outstanding. Interest income increased by $2,000 during the current year period compared to the prior year period due to increased cash on hand.

Gain on bargain purchase. During the three months ended March 31, 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012.

Income tax expense.  Income tax expense, consisting of Texas franchise tax, decreased $142,000, or 92.2%, to $12,000 for the three months ended March 31, 2013, as compared to $154,000 for the three months ended March 31, 2012 due to a true up for past years' franchise tax due completed in the prior year period ended March 31, 2012. As a result of this true up, the Company has adjusted its monthly accrual rate on a go-forward basis. The Company currently does not provide for federal income taxes due to the availability of its net operating loss carryforwards which are fully reserved at this time due to uncertainty of possible limitations for which we are in the process of completing an assessment which we expect to have completed by the end of our fiscal year ended June 30, 2013.  The Company continually monitors its valuation allowance considering all evidence both positive and negative. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2013 and March 31, 2012. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Nine Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$5,833	100.0%	$5,465	100.0%
TOTAL REVENUES	5,833	100.0%	5,465	100.0%
OPERATING EXPENSES:
Connectivity and operations	2,931	50.3%	3,140	57.5%
Sales and marketing	338	5.8%	330	6.1%
General and administrative	1,179	20.3%	1,059	19.4%
Depreciation and amortization	610	10.5%	626	11.5%
TOTAL OPERATING EXPENSES	5,058	86.9%	5,155	94.5%
INCOME FROM OPERATIONS	775	13.1%	310	5.5%

OTHER INCOME (EXPENSE)
Interest income	5	0.1%	3	0.1%
Interest expense	(15)	(0.3)%	(28)	(0.6)%
Gain on bargain purchase	-	0.0%	411	7.6%
OTHER EXPENSE, net	(10)	(0.2)%	386	7.1%

INCOME BEFORE INCOME TAX EXPENSE	765	13.2%	696	12.8%
Income tax expense	36	0.7%	168	3.1%
NET INCOME and COMPREHENSIVE INCOME	$729	12.5%	$528	9.7%

NET INCOME PER COMMON SHARE:
BASIC	$0.04		$0.03
DILUTED	$0.04		$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,449,575		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$1,395		$936
Adjusted EBITDA margin(2)	23.9%		17.1%
CASH FLOW DATA:
Cash flow provided by operations	$1,355		$999
Cash flow used in investing activities	$(499)		$(404)
Cash flow used in financing activities	$(192)		$(376)
Reconciliation of net income to Adjusted EBITDA:
Net Income (Loss)	$729		$528
Add: Depreciation and amortization	610		626
Stock based compensation	10		-
Interest expense	15		28
Income tax expense	36		168
Less: Interest income	(5)		(3)
Gain on bargain purchase	-		(411)
Adjusted EBITDA(1)	$1,395		$936

(1)   Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, gain on bargain purchase and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)   Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $368,000, or 6.7%, to $5,833,000 for the nine months ended March 31, 2013, from $5,465,000 for the nine months ended March 31, 2012. Wireless broadband Internet revenue increased by $461,000 to $4,557,000 for the current year period compared to $4,096,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the nine months ended March 31, 2013 and the successful acquisitions of wireless subscribers completed in fiscal years 2012 and 2013. Increased revenues derived from wireless broadband Internet subscribers were partially offset by decreases in other types of Internet service revenues of $93,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $209,000, or 6.7%, to $2,931,000 for the nine months ended March 31, 2013, from $3,140,000 for the nine months ended March 31, 2012. Data and telecommunications expense decreased by $217,000 to $715,000 for the current year period compared to $932,000 for the prior year period. The majority of this decrease was due to lower call volume resulting from improvements in our systems and renegotiating more favorable terms with telecommunications service providers. Expensed assets decreased by $79,000 to $136,000 for the current year period compared to $215,000 for the prior year period primarily due to a vendor concession granted in connection with a manufacturer's recall. Due to the utilization of internal labor and less use of contract labor, salaries, wages, and related personnel expense also decreased by $38,000 to $1,338,000 for the current year period compared to $1,376,000 for the prior year period.

The above described decreases in expenses were partially offset by an increase of $125,000 in tower leases costs and personnel travel expense to $618,000 for the current year period compared to $493,000 for the prior year period. These increases are all a result of the Company's growth and network expansion during the nine months ended March 31, 2013. Merchant fees remained constant at $124,000 for the current and prior year period.

Sales and marketing. Sales and marketing expense increased by $8,000, or 2.4%, to $338,000 for the nine months ended March 31, 2013 compared to $330,000 for the nine months ended March 31, 2012. Salaries, wages and related personnel costs increased by approximately $71,000 to $213,000 for the current year period compared to $142,000 for the prior year period, which is attributed mainly to the addition of sales and marketing personnel to expand sales efforts.

The above mentioned increases were partially offset by a decrease of $63,000 in advertising and postage shipping, as well as outside sales. This is primarily related to the use of internal sales and marketing efforts, compared to public radio and newspaper advertising and outside sales in the prior year period.

General and administrative. General and administrative expense increased by $120,000, or 11.3%, to $1,179,000 for the nine months ended March 31, 2013 compared to $1,059,000 for the nine months ended March 31, 2012. Personnel costs increased by $164,000 to $503,000 for the current year period compared to $339,000 for the prior year period due to the addition of full time employees and increased salaries. Due to the conditions of the economy and expected higher cost of services, travel, insurance, facilities and other general and administrative costs increased by $50,000 for the nine months ended March 31, 2013 compared to the prior year period.

The above mentioned increases were partially offset by a decrease in telecommunications expense of $67,000 to $67,000 for the current year period compared to $134,000 for the prior year period due to renegotiating more favorable terms with telecommunications service providers, and from refunds received from four telecom providers for sales tax billed in error in previous periods. In addition, professional fees decreased by $13,000 to $132,000 for the current year period compared to $145,000 for the prior year period. Directly related to the reduction of directors for the current year period and the timing of stock option grants, stock compensation and directors’ fees expense decreased by $14,000 to $38,000 for the current year period compared to $52,000 for the prior year period.

Depreciation and amortization. Depreciation and amortization decreased by $16,000, or 2.6%, to $610,000 for the nine months ended March 31, 2013, from $626,000 for the nine months ended March 31, 2012. This decrease was due to a $72,000 decrease in depreciation expense related to assets becoming fully depreciated during the last nine months ended March 31, 2013, partially offset by an increase of $56,000 in amortization of acquired subscriber costs resulting from recent acquisitions completed by the Company.

Interest income and expense. For the nine months ended March 31, 2013 and March 31, 2012, the Company recorded interest expense of $15,000 and $28,000, respectively. The decrease in interest expense of $13,000, or 46.4%, is related to a decrease in acquisition related debt and in the RUS loan outstanding due to continued payment of outstanding principal. Interest income slightly increased by $2,000 to $5,000 for the current year period compared to $3,000 for the prior year period due to increased cash on hand.

Gain on bargain purchase. During the nine months ended March 31, 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012.

Income tax expense.  Income tax expense, consisting of Texas franchise tax, decreased $132,000, or 78.6%, to $36,000 for the nine months ended March 31, 2013, as compared to $168,000 for the nine months ended March 31, 2012 due to a true up for past years' franchise tax due completed in the prior year period ended March 31, 2012. As a result of this true up, the Company has adjusted its monthly accrual rate on a go-forward basis. The Company currently does not provide for federal income taxes due to the availability of its net operating loss carryforward which is fully reserved at this time due to uncertainty of possible limitations on its net operating loss carryforwards for which we are in the process of completing an assessment which we expect to have completed by the end of our fiscal year ended June 30, 2013.  The Company continually monitors its valuation allowance considering all evidence both positive and negative. Should the Company determine that it is more likely than not that a portion of its deferred tax assets will be realized, a reversal of the valuation allowance representing an estimate of what is recoverable will be recorded within income tax expense in the period that the determination is made.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through (i) cash flows from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the nine months ended March 31, 2013, the Company recognized net income and positive cash flow from operations of approximately $729,000 and $1,354,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $2,097,000 at March 31, 2013. The Company expects to continue to fund its operations during fiscal 2013 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2013 and expects future cash flow from operations to remain strong.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended March 31, 2013, cash provided by operations was $1,354,000 compared to $999,000 for the nine months ended March 31, 2012. For the nine months ended March 31, 2013, net income plus non-cash items contributed cash of $1,346,000 compared to $762,000 for the prior year period. Changes in operating assets and liabilities provided cash of $9,000 and $237,000 for the nine months ended March 31, 2013 and 2012, respectively.

Cash used in investing activities totaled $499,000 and $404,000 for the nine months ended March 31, 2013 and 2012, respectively, due primarily to the improvements in existing wireless broadband Internet infrastructure and acquisition of subscribers, partially offset by the release of restricted cash of $6,000 and proceeds totaling $21,000 received from the sale of assets.

Cash used in financing activities totaled $192,000 and $376,000 for the nine months ended March 31, 2013 and 2012, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $664,000 during the nine months ended March 31, 2013. As of March 31, 2013, cash on hand was $2,097,000 compared to $1,433,000 as of June 30, 2012. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, will continue to provide cash for infrastructure upgrades, acquisitions of subscribers, and increased marketing efforts.

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

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 (The "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer, who also performs the functions of the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer, also performing the function of the principal financial officer, concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2013
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: May 13, 2013
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

