Form 10-K
period 2013-06-30
INTERNET AMERICA INC
filed 2013-09-27
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-25147

Internet America, Inc.

(Name of registrant as specified in its charter)

Texas	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6210 Rothway Street, Suite 100	77040
Houston, Texas	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $2,679,586 ($0.41 per share). Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 10% of the registrant’s common stock are considered to be affiliates.

The number of shares of common stock of the registrant outstanding as of September 26, 2013 was 16,729,562

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNET AMERICA, INC

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2013

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

PART I

Item 1. Business

General

Internet America, Inc. (“Internet America” or “we”) is an internet service provider ("ISP") focused on providing wireless high-speed broadband internet in rural markets. As of June 30, 2013, we served approximately 26,200 total subscribers in Texas and Missouri. Our corporate headquarters is located in Houston, Texas, where our executive functions, call center and network monitoring systems reside. We are a corporation organized under the laws of the state of Texas that was formed in 1995.

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

While our major focus has remained in the Texas area to date, we are positioned to drive our vision of delivering high speed broadband internet services to more geographic rural areas. In fiscal year 2012, we made our first significant venture outside the state of Texas by purchasing a wireless network in Joplin, Missouri. We believe that our continued efforts to increase our higher revenue subscriber base will yield improvements in profitability and cash flow from operations. Despite our investments in the quality and efficiency of our operations over the past two years, we have remained EBITDA positive with an improving liquidity position and believe that we are well positioned to capitalize on growth opportunities.

Management considers the acquisition of rural wireless internet service providers (“WISPs”) as a potential method of increasing subscriber count, geographic reach and recurring revenue.  During fiscal years 2012 and 2013, Internet America acquired five small wireless internet service providers and has since integrated them into its existing infrastructure. Future acquisitions will only be considered if (i) the acquisition does not jeopardize continued positive EBITDA, (ii) there is a clear path to integrating the acquisition into our current business and (iii) the acquisition is expected to produce positive cash flow from the date of acquisition. There is no guarantee that we will make significant or numerous acquisitions.

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

Most of our customer care employees work out of the corporate office in Houston, Texas. They resolve support calls of all levels of technical difficulty with a focus on quality and on one call resolution. Customer care is available to subscribers during extended business hours, typically until 8 p.m. weekdays and 6 p.m. on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.

Marketing

Our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events and advertising as well as outside and inside sales agents to create brand and service awareness in these areas. We do not routinely use mass-marketing tools or tactics such as television advertising due to our focus on very narrow geographic areas.

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

Network Description. The current access networks are connected via leased lines which range in speed from 100 Mbps to 1,000 Mbps. From these local Points of Presence (“POPs”), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 40 Mbps to 300 Mbps. Access towers are then used to distribute bandwidth to approximately 8,900 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (900 Mhz, 2.4 Ghz, 3.65 Ghz, 5.2 Ghz and 5.8 Ghz) in addition to some licensed 2.5 Ghz EBS frequency in and around Joplin, Missouri. Our POPs are located in rural areas near or surrounding the following Texas cities: Dallas, Fort Worth, Houston, Victoria and San Antonio; and Joplin, Missouri.

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

Proprietary Rights

We believe that our success is more dependent upon technical, marketing and customer service expertise than on our proprietary intellectual property rights, which primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “Airmail.net," "Airnews.net," and “PDQ.net” are registered service marks of Internet America or its subsidiaries. As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

Competition

The internet services market is extremely competitive in every segment, including dial-up, wired broadband (DSL, Cable and fiber) and wireless.

In the dial-up segment, where we have approximately 3,200 subscribers, there are no substantial barriers to entry. We anticipate dial-up subscribers will continue to decline as more subscribers convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have over 900 subscribers), cable or fiber, is also extremely competitive. The markets we serve with DSL have been flooded with services from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices. To service our DSL customers, we rely on local loop providers with whom we compete in order to provide service to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers.

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

In all of these competitive segments, we believe that the primary competitive factors determining success include pricing, access speed, a reputation for reliability and quality service, effective customer support and access to capital. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources (including the ability to offer “bundled” packages of services). Increased competition for users of internet services may result in lower subscriber growth rates or even subscriber loss. Competitors may charge less than we do, forcing us to reduce or preventing us from raising, our prices. As a result, our business and revenues may suffer. We currently compete or expect to compete with the following types of internet access providers:

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

The FCC has determined that internet access providers utilizing DSL technology provide “information services functionally integrated with a telecommunications component.” Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis or some combination of both. Internet America currently has approximately 900 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating or extending our contracts with these providers at favorable prices.

Further changes in the FCC’s policies relating to the classification of telecommunications services and information services could have additional adverse effects on our business. If the FCC were to classify us as a provider of telecommunications services, regulations could affect the charges we pay to connect to the local telephone network, impede our ability to compete for broadband customers and/or require us to increase prices for our services.

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

Through an acquisition completed in fiscal 2012, Internet America acquired multiple 2.5 Ghz EBS licenses in and around Joplin, Missouri. These licenses have been issued by the FCC to educational institutions from which Internet America leases a portion of the unused spectrum. Changes in the FCC’s policies relating to 2.5 Ghz EBS licenses could have a material adverse effect on our business.

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

Due to the increasing popularity and use of the internet and the new government programs designed to expand the internet market, it is possible that additional laws, regulations, taxes and/or legal precedent may be adopted with respect to the internet covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2013, we employed 48 people, all of whom were full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Environmental Compliance

Due to the nature of our business, there are no material costs or effects associated with our compliance with environmental laws (federal, state and local).

Research and Development Activities

Due to the nature of our business, no material amount was spent on research and development activities during fiscal 2013 or fiscal 2012.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 6210 Rothway Street, Suite 100, where our executive functions, call center and network monitoring exist. This 11,673 square foot facility is leased through December 2020.

The Internet America core network is located in a secure leased cage at a SOC 1 compliant data center. The term our of lease at this facility is currently month-to-month. Additionally, we lease 1,875 square feet of office space in Stafford, Texas which is used as a Data Center facility for non-core systems and commercial customer services.

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

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol GEEK.OB. The following table shows the high and low sales prices (per share) of our common stock for the periods indicated as reported on the OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$0.42	$0.37
Third Quarter	0.45	0.37
Second Quarter	0.54	0.31
First Quarter	0.37	0.28
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$0.44	$0.23
Third Quarter	0.38	0.22
Second Quarter	0.22	0.20
First Quarter	0.30	0.20

At September 26, 2013, there were 227 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of our shareholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then current conditions they deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,241,526	$0.39	758,474

Equity compensation plans not approved by security holders	-	-	-

Total	1,241,526	$0.39	758,474

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

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

Overview

We are a Wireless ISP that is focused on providing high-speed broadband internet in rural underserved and non-served markets. At June 30, 2013, we served approximately 8,900 wireless broadband internet subscribers and 26,200 total subscribers in Texas and Missouri. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all of its revenues from internet access services and related fees.

During fiscal 2013, we continued to focus on quality process implementation, including investing in infrastructure upgrades, management development and simplifying internal systems and procedures.  During fiscal 2013, we were able to increase our overall bandwidth at a lower total cost and upgrade significant portions of our infrastructure enabling us to deliver bandwidth to our customers faster and more reliably.   These efforts improved productivity and customer satisfaction and resulted in improved adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, impairment loss, stock-based compensation expense, and gain from bargain purchase) for the year. Adjusted EBITDA for fiscal 2013 increased 44% to approximately $1,823,000 as compared to adjusted EBITDA of approximately $1,267,000 for fiscal 2012. Based on present operations, we expect a continued upward trend in adjusted EDITDA during fiscal 2014.

During fiscal 2013 and through the date of this Report, we continued the development of our management team by adding a Chief Operating Officer, a new head of Sales and Marketing and a new Chief Financial Officer. The completed management team is enthusiastic about building a financially strong company in an environment where many of the companies in the wireless service industry are not profitable and are having challenges surviving.

During fiscal 2013, we used $584,000 of our available cash on capital upgrades and infrastructure expansion. Additionally we used $76,000 of cash on hand on the cash portion of our $159,000 investment in acquisitions. We also reduced our debt by $260,000. In spite of the $960,000 used on these items, yearend cash in the bank increased by $862,000 to $2,295,000, a 44% increase from prior year. At August 31, 2013, cash on hand totaled $2,542,000.

Effective cash management and efforts to improve the quality and efficiency of our operations over the last few years has positioned us well to manage the current and anticipated economic environment and to capitalize on growth possibilities through acquisitions and internal growth. We believe that we have sufficient capital, banking resources and cash on hand to take advantage of the opportunities that are now coming our way.  While we expect to see continuing earnings improvement in the near term, we have now turned our major focus to making larger acquisitions and increasing revenues through internal growth of wireless operations using both our inside and outside sales force.

Results of Operations - Year Ended June 30, 2013 Compared to June 30, 2012

The following table shows financial data for the years ended June 30, 2013 and 2012. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$7,803	100.0%	$7,350	100.0%
TOTAL REVENUES	7,803	100.0%	7,350	100.0%
OPERATING EXPENSES:
Connectivity and operations	3,972	50.9%	4,165	56.7%
Sales and marketing	440	5.6%	448	6.1%
General and administrative	1,579	20.2%	1,498	20.4%
Depreciation and amortization	796	10.2%	820	11.2%
Impairment loss	69	0.9%	-	0.0%
TOTAL OPERATING EXPENSES	6,856	87.8%	6,931	94.3%
INCOME FROM OPERATIONS	947	12.1%	419	5.7%

OTHER INCOME (EXPENSE)
Interest income	8	0.1%	4	0.1%
Interest expense	(19)	(0.2)%	(33)	(0.4)%
Gain on bargain purchase	-	0.0%	411	5.6%
Other revenue	-	0.0%	20	0.3%
OTHER INCOME (EXPENSE), net	(11)	(0.1)%	402	5.5%

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	936	12.0%	821	11.2%
Income tax expense (benefit)	(3,542)	(45.4)%	178	2.4%
NET INCOME and COMPREHENSIVE INCOME	$4,478	57.4%	$643	8.7%

NET INCOME PER COMMON SHARE:
BASIC	$0.27		$0.04
DILUTED	$0.23		$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,449,887		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$1,823		$1,267
Adjusted EBITDA margin(2)	23.4%		17.2%
CASH FLOW DATA:
Cash flow provided by operations	$1,755		$1,101
Cash flow used in investing activities	$(632)		$(689)
Cash flow used in financing activities	$(260)		$(492)
Reconciliation of net income to adjusted EBITDA:
Net Income	$4,478		$643
Add: Depreciation and amortization	796		820
Impairment loss	69		-
Stock based compensation	11		8
Interest expense	19		33
Income tax expense (benefit)	(3,542)		178
Less: Interest income	(8)		(4)
Gain on bargain purchase	-		(411)
Adjusted EBITDA(1)	$1,823		$1,267

(1)    Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, impairment loss, gain on bargain purchase and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)    Adjusted EBITDA margin represents adjusted EBITDA as a percentage of total revenues.

Total revenues. Total revenues increased by $453,000, or 6.2%, to $7,803,000 in fiscal 2013 from $7,350,000 in fiscal 2012. The Company’s subscriber count decreased by 200, or 0.8%, to 26,200 at June 30, 2013 compared to 26,400 at June 30, 2012. Wireless broadband internet revenue continued to increase by $584,000, or 10.5%, to $6,129,000 in fiscal 2013 compared to $5,545,000 in fiscal 2012.

This increase in wireless broadband internet revenue was partially offset by the net decrease in dial-up internet subscriber counts and related revenue of $131,000, which was primarily attributed to dial-up customers upgrading to our wireless services or to high-speed broadband services provided by other service providers.

Connectivity and operations. Connectivity and operations expenses decreased by $193,000, or 4.6%, to $3,972,000 in fiscal 2013 from $4,165,000 in fiscal 2012. Data and telecommunications expense decreased by $239,000 in fiscal 2013 as compared to fiscal 2012 due to decreased call volume made by improvements in our systems and renegotiating more favorable terms with telecommunications service providers. Materials and supplies decreased by $128,000 in fiscal 2013 as compared to fiscal 2012 primarily due to a vendor concession granted in connection with a manufacturer's recall.

The previously discussed expense decreases in fiscal 2013 expenses were partially offset by an increase in tower lease costs of $97,000 for fiscal 2013 compared to fiscal 2012 due to improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates. Travel and mileage expense increased by $70,000 in fiscal 2013 compared to fiscal 2012 due to increased travel expense required with expanding network and coverage area. Salaries, wages and related personnel costs increased by $7,000 in fiscal 2013 as compared to fiscal 2012 primarily due to growth in personnel needs in the wireless field department.

Sales and marketing. Sales and marketing expenses decreased by $8,000, or 1.8%, to $440,000 in fiscal 2013 from $448,000 in fiscal 2012. Outside sales expenses decreased by $52,000 in fiscal 2013 compared to fiscal 2012 due to increased utilization of internal sales and marketing efforts. Advertising expense also decreased by $26,000 in fiscal 2013 compared to fiscal 2012 due to less use of public radio and newspaper advertising.

The previously discussed decreases were partially offset by an increase of $70,000 in salaries, wages and related personnel costs in fiscal 2013 compared to fiscal 2012, which is attributable mainly to the addition of a new Director of Sales and Marketing and additional commissions earned from inside sales efforts.

General and administrative. General and administrative expenses increased by $81,000, or 5.4%, to $1,579,000 in fiscal 2013 from $1,498,000 in fiscal 2012. Salaries and wages increased $188,000 in fiscal 2013 compared to fiscal 2012 primarily due to the implementation of merit wage increases and increased health insurance costs, as well as the addition of full time employees. Insurance costs increased by $18,000 in fiscal 2013 compared to fiscal 2012 due to an increase in renewal rates on corporate insurance policies. Facilities costs increased by $13,000 in fiscal 2013 compared fiscal 2012 primarily due to addition of storage units in our expanding network.

The previously discussed expense increases were partially offset by a decrease in telecommunications expense of $82,000 in fiscal 2013 compared to fiscal 2012 due to renegotiated contracts. Professional and consulting fees decreased by $29,000 in fiscal 2013 compared to fiscal 2012 primarily due to the stability of employee count in the accounting and finance department resulting in no recruiting fees for fiscal 2013. Directors fees decreased by of $16,000 in fiscal 2013 as compared fiscal 2012, which was primarily due to the decrease in the number of serving directors during fiscal 2013. Other costs decreased by $11,000 in fiscal 2013 compared to fiscal 2012 primarily due to reduction of safety training and climbing gear needed in fiscal 2013, resulting from stability of wireless field management.

Depreciation and amortization. Depreciation and amortization expense decreased by $24,000, or 2.9%, to $796,000 in fiscal 2013 from $820,000 in fiscal 2012. Depreciation expense decreased $88,000 in fiscal 2013 as compared to fiscal 2012 due to assets becoming fully depreciated during fiscal 2013, which was partially offset by an increase in amortization expense of $64,000. The increase in amortization expense is due to five acquisitions completed in the last two fiscal years.

Impairment loss. Goodwill was recorded in the acquisition of NeoSoft, Inc. in 1998 and PDQ.Net, Inc. in 1999, whose dial-up subscribers have continued to decline resulting in predicted future cash flows which are less than related goodwill recorded. During fiscal 2013, the Company recorded an impairment loss of $69,000. No impairment loss was recognized during fiscal 2012.

Interest income and expense. For fiscal 2013 and 2012, the Company recorded interest expense of $19,000 and $33,000, respectively.  The $14,000 decrease in interest expense resulted primarily from the reduction in the Company’s long-term debt. For fiscal 2013 and 2012, the Company recorded interest income of $8,000 and $4,000, respectively. The $4,000 increase in interest income was primarily due to increased available cash balances from positive cash flow earned in fiscal 2013.

Other Revenue. In fiscal 2012 the Company recorded $20,000 in other revenue related to a commission earned on the sale of video conferencing equipment. No similar commissions were earned in fiscal 2013.

Gain on bargain purchase. During fiscal 2012, the Company recognized a one-time gain of $411,000 on a bargain purchase resulting from the Joplin Acquisition, which closed on January 31, 2012. No gains on bargain purchase were recognized on fiscal 2013 acquisitions.

Income tax expense (benefit). Income tax expense (benefit) decreased by $3,720,000 in fiscal 2013 to ($3,542,000) as compared to $178,000 in fiscal 2012, primarily related to the Company reversing $3,600,000 and $0 for fiscal years 2013 and 2012, respectively, of the valuation allowance for the net deferred tax assets in expectation of generating taxable income in the future. This decrease was partially offset by income tax expense, or Texas franchise tax, of $58,000 in fiscal 2013 down $120,000 from fiscal 2012 which related to a true-up of $112,000 for past years' Texas franchise tax.

Liquidity and Capital Resources

We have historically financed our operations primarily through (i) cash flow from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the fiscal year ended June 30, 2013, the Company recognized positive cash flow from operations of $1,755,000, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $2,295,000 at June 30, 2013. The Company expects to continue to fund its operations with cash flow from operations. The Company will continue to focus on sales and expense management and expects continuing improvement in profits in the near and medium term.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for our customers. We expect that capital expenditures and any future acquisitions will be funded with available cash, public or private sales of debt or equity securities or borrowing from commercial banks and/or third parties. Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2013, cash provided by operations was $1,755,000 compared to $1,101,000 for fiscal 2012. For fiscal 2013, net income plus non-cash items was $1,752,000 compared to $1,077,000 in fiscal 2012. Changes in operating assets and liabilities provided cash of $3,000 and $25,000 for fiscal years 2013 and 2012, respectively.

Cash used in investing activities totaled $632,000 for the fiscal 2013 compared to $689,000 for fiscal 2012. Cash used in investing activities relates primarily to the deployment of new wireless broadband internet infrastructure and cash paid for acquisitions.

Cash used in financing activities totaled $260,000 and $492,000 for fiscal 2013 and 2012, respectively, and consisted of principal payments on debt.

Cash on hand increased by approximately $862,000 during the fiscal 2013. At June 30, 2013, cash on hand was approximately $2,295,000 compared to approximately $1,433,000 at June 30, 2012.

The following are the Company’s contractual cash obligations, as of June 30, 2013, for the periods indicated below:

		Payments Due During the Year Ending June 30,
	Total	2014	2015	2016	2017	2018	Thereafter
Connectivity contracts	$506,540	$326,363	$140,962	$39,215	$-	$-	$-
Operating leases	3,029,637	552,306	359,141	214,400	149,049	103,237	1,651,504
Long-term debt	379,060	226,383	152,677	-	-	-	-
	$3,915,237	$1,105,052	$652,780	$253,615	$149,049	$103,237	$1,651,504

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

•	Revenue recognition;
•	Business combinations;
•	Accounting for income taxes; and
•	Goodwill.

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

Business Combinations

We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. If, in the rare occasion, fair value of net assets acquired exceeds purchase price, the excess is recognized as gain from a bargain purchase. All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

Goodwill

Goodwill is the excess of the acquisition costs of a business over the fair value of the identifiable net assets acquired. Goodwill is no longer amortized but is subject to annual impairment tests. We perform a qualitative evaluation of goodwill at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If our qualitative evaluation indicates an impairment may exist we then complete the following twp-step process. If the book value of an acquired business exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and its consolidated subsidiaries are attached hereto as pages F-1 through F-15 and include our Consolidated Balance Sheets at June 30, 2013 and 2012, our Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for the years ended June 30, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that assessment under the COSO criteria, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors and executive officers.

NAME	AGE	POSITION	DIRECTOR SINCE/ CLASS OF DIRECTOR (1)

William E. (Billy) Ladin, Jr.	72	Chairman of the Board and Chief Executive Officer	January 2000 / (Class I)

Randall J. Frapart	55	Chief Financial Officer and Chief Accounting Officer	N/A

Raymond L. Horn	56	Chief Operating Officer	N/A

Dean L. Greenberg	74	Director	February 2013 / (Class I)

Justin McClure	49	Director	April 2004 / (Class II)

Steven G. Mihaylo	69	Director	December 2007 / (Class III)

(1)  Each director is elected for a term expiring at the Annual Meeting of Shareholders held in the third year after his election, or upon the election and qualification of his successor. In the absence of an Annual Meeting of Shareholders, the terms of the directors whose terms are to expire in those years are extended for another year. Because the Company has not held an Annual Meeting of Shareholders since 2007, all directors will be elected at the next Annual Meeting of Shareholders that is held by the Company.

William E. (Billy) Ladin, Jr.  Mr. Ladin became the Chief Executive Officer and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman and as a director of the Company since January 2000. He joined the Company in connection with its acquisition of PDQ.Net, a Houston-based internet service provider that Mr. Ladin formed in 1997. Mr. Ladin served as the Company's Chief Financial Officer and Chief Accounting Officer from March 2010 through August 2013. Mr. Ladin served as the CEO of PDQ.Net until its acquisition by the Company. Prior to founding PDQ,net, Mr. Ladin was the founder and CEO of ComputerCraft, a 37 store microcomputer retailer, a founder of MCCA (Mobile Communications Corporation of America) and a founder of First of Texas, a New York Stock Exchange Member firm.  Mr. Ladin received his B.A. from Brown University.

Randall J. (Randy) Frapart. Mr. Frapart became the Chief Financial Officer and Chief Accounting Officer of the Company in August 2013. Mr. Frapart also currently serves as the CFO of US Dataworks, Inc, a position held since July 2009. From 2009 to 2012, Mr. Frapart also served as the President of Albeck Financial Services, Inc., a pre-audit accounting firm. In 2008, Mr. Frapart served as CFO of Plumgood Food, LLC, an online grocer. Formerly, Mr. Frapart served in a CFO role for a publicly traded golf accessory company and for two software companies that served financial exchanges and large BCBS health insurers. Prior to that, Mr. Frapart worked for 12 years at KPMG in Chicago. Mr. Frapart received his B.S. in Accounting from Washington University in St. Louis, has his MBA in Management from the University of Texas and is a certified public accountant.

Raymond L. Horn. Mr. Horn became the Company's Executive Vice President and Chief Operating Officer in October 2012. Prior to that, Mr. Horn served as the Company's Director of Sales and Director of Operations. Before joining the Company, Mr. Horn served as a consultant to the Company from March 2011 to October 2011. From 2003 to 2011, Mr. Horn served as the President and Chief Executive Officer of Oasis Computers. From 1979 to 2011, Mr. Horn served as an officer in the United States Air Force. Mr. Horn received his B.S. in Accounting from Louisiana Tech University.

Dean L. Greenberg. Mr. Greenberg has served as the President and CEO of Newport St. Paul Cold Storage since 1971. Prior to his position at Newport St. Paul Cold Storage, Mr. Greenberg served as the Vice President of King Foods from 1962 until 1971. Mr. Greenberg attended the University of Minnesota.

Justin McClure.  Mr. McClure currently serves as President of Lake Ventures, LLC, a Jackson, Mississippi based private investment firm he started in 2013.  From 1999 to 2012 prior to starting Lake Ventures, LLC, Mr. McClure served as President of GulfSouth Capital, Inc., also a Jackson, Mississippi based private investment firm.  Mr. McClure also previously practiced telecommunications law with the Washington, D.C. firm of Lukas, Nace, Gutierrez and Sachs with an emphasis on wireless telecommunications.  Additionally, Mr. McClure serves as Chairman of TelNet, Ltd., a telecommunications holding company based in Hamilton, Bermuda.

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

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including its executive officers. The text of the code of ethics is posted on the Company’s website at http://www.internetamerica.com behind the “Investor Relations” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on its review of the copies of such forms and representations from certain reporting persons that they were not required to file Forms 5 for fiscal 2013, the Company believes that all of its officers, directors and 10% shareholders complied with all Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal 2013 except that Mr. Horn's Form 4 filing pertaining to his October 30, 2012 stock option grant was not made on a timely basis.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. McClure and Mihaylo each of whom is independent as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Mihaylo serves as a financial expert as defined in Item 407(d) (5)(2) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation

Fiscal 2013 Summary Compensation Table

The following table sets forth information regarding compensation paid for services rendered in all capacities to Internet America to those persons who served as our executive officers during the last two fiscal years ("named executive officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All other Compensation ($)	Total ($)

William E. (Billy) Ladin, Jr.	2013	$153,000	-	-		-	$153,000
Chairman of the Board,	2012	$152,000	-	-		-	$152,000
Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer
Raymond L. Horn (2)	2013	$85,000	-	$6,000	(3)	-	$91,000
Chief Operating Officer and Executive Vice President

(1)	Option award value is calculated using the Black-Scholes pricing method with the following assumptions for fiscal 2013: option term of 4.75 years, volatility of 410%, risk-free interest rate of 0.75%, forfeiture rate of 50% and an expected dividend yield of zero.
(2)	Includes compensation paid to Mr. Horn in fiscal 2013 prior to his becoming an executive officer in October 2012.
(3)	In fiscal 2013, Mr. Horn received ten-year options to purchase 45,000 shares of common stock at an exercise price of $0.35 per share, which options will vest as follows (1) 25% on the grant date, (2) 25% on each anniversary of the grant date until fully vested.

We do not have any written employment agreements or arrangements with our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2013 held by the named executive officers. No options were exercised by the named executive officers in fiscal 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	200,000	-	$0.50	05/30/2017
	50,000	-	$0.50	10/23/2019
	-	300,000	$0.30	02/18/2021
Raymond L. Horn	11,250	33,750	$0.35	10/30/2022

Director Compensation

The following compensation was paid to our non-employee directors for their service during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Justin McClure	$19,136	$-	$-	$19,136

Steven G. Mihaylo	$14,538	$-	$-	$14,538

Dean L. Greenberg	$8,818	$-	$-	$8,818

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 26, 2013, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our voting securities and other classes of our equity securities, (ii) our named executive officers, (iii) an additional executive officer appointed after the end of fiscal 2013, (iv) each of our directors and (v) all of our current directors and executive officers as a group.

Amount and Nature of Beneficial Ownership
			Right to Acquire		Percentage of Class Benefically Owned
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned	Beneficial Ownership of Common Stock within 60 days of September 26, 2013 (2)	Total Common Stock	Common Stock (3)	Preferred Stock	Percentage of Voting Securities Beneficially Owned (2)

Arnold Schumsky	-	170,648	170,648	170,648	1.0%	6.3%	*
John Palmer (4)	1,305,290	853,242	1,050,703	2,355,993	13.3%	31.4%	11.6%
Sanders Childers Trust	-	170,648	170,648	170,648	1.0%	6.3%	*
Stuart Sternberg	-	511,945	511,945	511,945	3.0%	18.8%	2.5%
Yvette Sturgis	-	170,648	170,648	170,648	1.0%	6.3%	*

Randall J. (Randy) Frapart	-	-	25,000	25,000	*	*	*

Named Officers and Directors
William E. (Billy) Ladin Jr.	1,288,275	341,297	591,297	1,879,572	10.9%	12.6%	9.2%
Raymond L. (Ray) Horn	2,000	-	22,500	24,500	*	*	*
Dean L. Greenberg	174,221	-	-	174,221	1.0%	*	*
Justin McClure (5)	424,200	-	124,026	548,226	3.3%	*	2.7%
Steve G. Mihaylo Trust (6)	7,000,000	500,000	747,461	7,747,461	44.3%	18.4%	38.0%

All Current directors and executive officers as a group	8,888,696	841,297	1,485,284	10,373,980	57.0%	30.9%	50.9%

*	Less than one percent.

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

18

(3)

Applicable percentage ownership of common stock is based on 16,729,562 shares of common stock issued and outstanding as of September 26, 2013. Applicable percentage ownership of Preferred Stock is based on 2,718,428 shares of Series A Preferred Stock outstanding on September 26, 2013. Applicable percentage ownership of voting securities is based on 20,366,938 shares of voting securities issued and outstanding as of September 26, 2013 comprised of the total number of shares of common stock and Preferred Stock outstanding, and the number of shares of common stock that could be acquired through exercise of vested warrants and options as of September 26, 2013. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of September 26, 2013 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of another person.

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

(5)	The amounts shown for Mr. McClure include, and Mr. McClure disclaims, beneficial ownership of 261,900 shares of common stock owned by Mr. McClure’s children.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In connection with the Company’s application for a grant from the Broadband Technology Opportunity Program under the ARRA filed in August 2009, the Company was required to identify a source of funding of a minimum of 20% of the project costs from non-federal sources. In order to meet that requirement, the Company asked Mr. Mihaylo and Ambassador Palmer, a former director, to furnish documentation regarding their ability to provide the Company with such minimum outside capital funding. On September 14, 2009, in consideration for their furnishing that documentation, the Company issued a warrant to purchase 197,461 shares of Common Stock to each of Mr. Mihaylo and Ambassador Palmer. The warrants are exercisable for a period of five years from the date of grant at an exercise price of $0.38 per share, which was comparable to the market value on the date of the issuance of the warrants.

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure, Greenberg and Mihaylo, are independent directors, as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $81,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2013 and for the reviews of our financial statements included in our Forms 10-Q for that fiscal year. PKF billed us aggregate fees of approximately $79,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2012 and for the reviews of our financial statements included in our Forms 10-Q for that fiscal year.

Audit Related Fees, Tax Fees and All Other Fees

There were no audit related fees, tax fees or other fees billed for services rendered by PKF in fiscal 2013 or fiscal 2012.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

Our Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee approved the provision of audit services by PKF for the fiscal year ending June 30, 2013. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2013 and fiscal 2012 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this Report.

(b)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).
3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).
3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).
3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5	Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998 and Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

4.1	Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3	Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4	Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of September, 2013.

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

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board and	September 26, 2013
William E. (Billy) Ladin, Jr.	Chief Executive Officer

/s/ Randall J. Frapart	Chief Financial Officer and	September 26, 2013
Randall J. Frapart	Chief Accounting Officer

/s/ Justin McClure	Director	September 26, 2013
Justin McClure

/s/ Steven G. Mihaylo	Director	September 26, 2013
Steven G. Mihaylo

/s/ Dean L. Greenberg	Director	September 26, 2013
Dean L. Greenberg

INTERNET AMERICA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Internet America, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas

September 27, 2013

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,295,190	$1,433,230
Restricted cash	-	6,432
Accounts receivable, net of allowance for uncollectible accounts of $9,801 and $8,123 as of June 30, 2013 and 2012, respectively	155,154	103,714
Inventory	423,947	452,591
Prepaid expenses and other current assets	71,311	150,272
Deferred tax asset	260,000	-
Total current assets	3,205,602	2,146,239

Property and equipment—net	1,431,001	1,487,357
Goodwill	1,968,127	2,037,127
Subscriber acquisition costs—net	420,141	416,610
Deferred tax asset	3,340,000	-
Other assets	48,455	27,498
TOTAL ASSETS	$10,413,326	$6,114,831

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$159,791	$184,694
Accrued liabilities	429,275	404,905
Deferred revenue	768,379	780,797
Current portion of long-term debt	226,383	248,477
Total current liabilities	1,583,828	1,618,873

Long-term debt, net of current portion	152,677	308,303
Total liabilities	1,736,505	1,927,176

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of June 30, 2013 and 2012	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of June 30, 2013 and 2012	167,296	167,296
Additional paid-in capital	63,042,066	63,030,865
Accumulated deficit	(54,559,726)	(59,037,691)
Total shareholders' equity	8,676,821	4,187,655
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,413,326	$6,114,831

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2013	2012
REVENUES:
Internet services	$7,802,530	$7,349,878
TOTAL REVENUES	7,802,530	7,349,878

OPERATING EXPENSES:
Connectivity and operations	3,971,831	4,164,465
Sales and marketing	439,830	447,940
General and administrative	1,578,467	1,498,323
Depreciation and amortization	796,228	820,137
Impairment loss	69,000	-
TOTAL OPERATING EXPENSES	6,855,356	6,930,865

INCOME FROM OPERATIONS	947,174	419,013

OTHER INCOME (EXPENSE)
Interest income	7,642	4,099
Interest expense	(19,238)	(33,119)
Gain on bargain purchase	-	411,400
Other revenue	-	19,639
OTHER INCOME (EXPENSE), net	(11,596)	402,019

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	935,578	821,032
Income tax expense (benefit)	(3,542,387)	177,717

NET INCOME and TOTAL COMPREHENSIVE INCOME	$4,477,965	$643,315

NET INCOME PER COMMON SHARE:
BASIC	$0.27	$0.04
DILUTED	$0.23	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562
DILUTED	19,449,887	19,447,990

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the years ended June 30, 2013 and 2012
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, JUNE 30, 2011	2,718,428	$27,185	16,729,562	$167,296	$63,022,804	$(59,681,006)	$3,536,279
Stock based compensation	-	-	-	-	8,061	-	8,061
Net income	-	-	-	-	-	643,315	643,315
BALANCE, JUNE 30, 2012	2,718,428	27,185	16,729,562	167,296	63,030,865	(59,037,691)	4,187,655
Stock based compensation	-	-	-	-	11,201	-	11,201
Net income	-	-	-	-	-	4,477,965	4,477,965
BALANCE, JUNE 30, 2013	2,718,428	$27,185	16,729,562	$167,296	$63,042,066	$(54,559,726)	$8,676,821

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$4,477,965	$643,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	796,228	820,137
Impairment loss	69,000	-
Loss from sale or disposal of assets	4,877	12,350
Provision for (recovery of) bad debt	(7,733)	4,156
Stock based compensation	11,201	8,061
Gain on bargain purchase	-	(411,400)
Deferred income taxes	(3,600,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(43,707)	(53,388)
Inventory	2,364	(122,190)
Prepaid expenses and other current assets	78,961	76,762
Other assets	(20,957)	(10,173)
Accounts payable and accrued liabilities	(1,103)	117,417
Deferred revenue	(12,418)	16,200
Net cash provided by operating activities	1,754,678	1,101,247
INVESTING ACTIVITIES:
Purchases of property and equipment	(584,131)	(564,061)
Proceeds from release of restricted cash	6,432	-
Proceeds from sale of assets	21,403	5,884
Cash and other consideration paid for acquisitions	(76,000)	(130,440)
Net cash used in investing activities	(632,296)	(688,617)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(260,422)	(492,090)
Net cash used in financing activities	(260,422)	(492,090)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	861,960	(79,460)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,433,230	1,512,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,295,190	$1,433,230
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,405	$33,703
Cash paid for income taxes	$42,398	$90,978
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for acquisitions of subscribers	$82,702	$22,812
Note payable issued for inventory	$-	$4,974

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2013 and 2012

1. General Information and Summary of Significant Accounting Policies

Internet America, Inc. (the “Company” or “we”) is an internet service provider (“ISP”) that is focused on providing wireless high-speed broadband internet in rural markets to residential and business subscribers. The Company was founded in 1995.

Basis of Consolidation — The consolidated financial statements include the accounts of Internet America, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Revenue Recognition — Revenues derived from set-up charges are amortized over the expectant life of the customer. The Company bills its subscribers in advance for direct access to the internet, but defers recognition of these revenues until the services are provided. Deferred revenue was approximately $768,000 and $781,000 at June 30, 2013 and 2012, respectively.

Business Combinations — We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. If, in the rare occasion, fair value of net assets acquired exceeds purchase price, the excess is recognized as gain from a bargain purchase. All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required. We maintain cash accounts in major U.S. financial institutions. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits. During the years ended June 30, 2013 and 2012, the Company recorded net bad debt recovery of approximately $7,700 and net bad debt expense of approximately $4,200, respectively. Charges and recoveries were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing, including consumer accounts. Delinquent accounts deemed uncollectable were disconnected but collection efforts were continued on such accounts.

Financial Instruments — The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts because the interest rates are commensurate with debt instruments carrying similar credit risk. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

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

Goodwill — Goodwill is the excess of the acquisition costs of a business over the fair value of the identifiable net assets acquired. Goodwill is no longer amortized but is subject to annual impairment tests. The Company performs a qualitative evaluation of goodwill on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the Company’s evaluation indicates an impairment may exist, the Company then determines if book value exceeds fair value and the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

The Company performed its annual impairment tests at June 30, 2013 and 2012. During the years ended June 30, 2013 and 2012, the Company recorded impairment losses of $69,000 and $0, respectively. See Note 4 for further details.

Subscriber Acquisition Costs — Subscriber acquisition costs primarily relate to business combinations or acquisitions of subscribers. Subscriber acquisition costs are amortized over the average life of a customer which is estimated at 48 months. The Company reviews intangible assets with definite lives, including subscriber acquisition costs, for impairment whenever conditions arise that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with the guidance on impairment or disposal of long-lived assets. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the years ended June 30, 2013 or 2012.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with the FASB guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values as of the date of grant.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2013 and 2012 were approximately $58,000 and $82,000, respectively. The Company focuses primarily on a direct mail form of advertising.

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

The Company’s federal and state income tax returns for the years ended 2008 through 2012 are open to examination. At June 30, 2013 and 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Basic and Diluted Net Income (Loss) Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflect the potential dilution that could occur upon exercise or conversion of these instruments.

Our diluted earnings per share calculation excludes 1,189,026 and 1,825,866 of potentially dilutive shares for the years ended June 30, 2013 and 2012, respectively, due to their anti-dilutive effect. The following reconciles basic and diluted weighted average shares outstanding:

	Year ended June 30,
	2013	2012

Basic weighted average shares outstanding	16,729,562	16,729,562
Dilutive effect of:
Convertible preferred stock	2,718,428	2,718,428
Stock options	1,897	-
Diluted weighted average shares outstanding	19,449,887	19,447,990

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

Comprehensive Income (Loss) — Because the Company has no components of other comprehensive income (loss), comprehensive income (loss) is the same as net income (loss) for the years ended June 30, 2013 and 2012.

Reclassifications — Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

New accounting standards — The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Acquisitions

During fiscal years 2012 and 2013, acquisitions of subscribers and tangible assets were completed to grow the Company's subscriber base. These acquisitions were accounted for using the purchase method. The Company immediately began integrating the acquired assets of each acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in each acquisition is four years, which is consistent with the Company’s handling of capitalized subscriber acquisition costs in previous acquisitions.

On February 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of PC Doctors DBA: Internet Doctors ("Internet Doctors") conducted in and around Dallas/Fort Worth, Texas for a total purchase consideration of $95,695, consisting of (i) $50,000 in cash payments made at closing and (ii) $45,695 in a note payable, net of a debt discount. On August 1, 2012, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of Pyro-tech Inc. ("AEI Wireless") conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $63,006, consisting of (i) $26,000 in cash payments made at closing and (ii) $37,006 in a note payable, net of a debt discount.

On January 31, 2012, the Company completed an acquisition of the tangible assets and subscribers (the "Joplin Acquisition") associated with the wireless ISP operations of Aircado-HiBeam LLC's ("Aircado") conducted in and around Joplin, Missouri for a total purchase consideration of $104,000, paid in cash. There was a gain related to the Joplin Acquisition resulting from a bargain purchase. This occurred due to Aircado's divesture of the assets that was required to be completed within a very limited timeframe to a small class of potential buyers that resulted in a favorable price to the Company. This gain recognized on the bargain purchase is included in Other Income (Expense) in the accompanying statement of operations for the year ended June 30, 2012. The table below summarizes the estimated fair value of the assets acquired at the date of the Joplin acquisition as determined by management.

Total purchase consideration	$104,000
Fair value assignment:
Property and equipment	236,000
Inventory	12,100
Acquired subscribers	267,300
Total fair value of assets acquired	515,400
Gain on bargain purchase	$411,400

3. Property and Equipment

As of June 30, 2013 and 2012, property and equipment consisted of:

	June 30,
	2013	2012
Land	$30,000	$30,000
Infrastructure in progress	117,231	118,087
Data communications and office equipment	4,523,382	3,995,399
Computer software	831,298	822,595
Furniture and fixtures	91,564	63,463
Leasehold improvements	45,897	45,897
Building	20,450	20,450
	5,659,822	5,095,891
Less accumulated depreciation and amortization	(4,228,821)	(3,608,534)
Total property and equipment, net	$1,431,001	$1,487,357

We own property in Victoria, Texas that includes an office for our Southwest Texas operations and a tower used in our wireless network. Infrastructure in progress relates to wireless equipment that was purchased by the Company for near future improvement and upgrades to its existing wireless networks. The equipment will be included in data communications equipment and depreciated when placed into service.

Depreciation expense charged to operations was approximately $640,000 and $728,000 for the years ended June 30, 2013 and 2012, respectively.

4. Goodwill and Subscriber Acquisition Costs

Goodwill

The Company performs a qualitative evaluation of goodwill annually or more frequently when indicators of impairment exist, and if that evaluation indicates an impairment has occurred, the following two-step process is applied. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including previously unrecognized intangible assets) under the second test of the goodwill impairment test uses Level 3 inputs and includes multiple estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using future net cash flows discounted at 4.75% and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including projected future earnings and a subscription growth rate.

The Company’s goodwill impairment analysis as of June 30, 2012 indicated no impairment of goodwill existed; accordingly, no impairment losses were recognized during the year ended June 30, 2012.

The Company performed its annual goodwill impairment assessment as of June 30, 2013 and determined an impairment of goodwill existed, resulting in an impairment loss of $69,000 for the year ended June 30, 2013. The fiscal 2013 impairment loss related to potential reduction in future cash flows of non-wireless subscribers acquired with our 1999 acquisitions of NeoSoft and PDQ.Net.

Subscriber Acquisition Costs

The amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers. Total subscriber acquisition costs, net of accumulated amortization, were approximately $420,000 and $417,000 for the years ended June 30, 2013 and 2012, respectively. Amortization expense for the years ended June 30, 2013 and 2012 was approximately $156,000 and $92,000, respectively. As of June 30, 2013, expected amortization expense for future fiscal years is approximately as follows:

Fiscal year ending June 30,:
2014	$171,000
2015	151,000
2016	83,000
2017	15,000
Total expected future amortization expense	$420,000

5. Long-Term Debt

The notes payable reflected in the table below originated from acquisitions of subscribers and equipment from third party internet service providers. Where the notes bear no interest the Company imputed interest, which was recorded as a debt discount that will be amortized to interest expense over the term of the note.

 As of June 30, 2013 and 2012, long-term debt consisted of:

	June 30,	June 30,
	2013	2012
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$83,594	$130,827
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $6,239 and $15,521, respectively)	217,544	342,532
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest at 8.5%	2,985	7,157
Note payable due May 3, 2013, payable in monthly installments of $5,085 with interest imputed at 8.5% (net of unamortized discount of $0 and $2,306, respectively)	-	58,599
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $119 and $730, respectively)	4,182	10,947
Note payable due April 1, 2013, payable in monthly installments of $671 with no interest	-	6,718
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $1,638 and $0, respectively)	26,822	-
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $3,600 and $0, respectively)	43,933	-
	379,060	556,780
Less current portion	(226,383)	(248,477)
Total long-term debt, less current portion	$152,677	$308,303

The following is a schedule by fiscal year of the principal payments due under these loan arrangements as of June 30, 2013.

Fiscal year ending June 30:
2014	$226,383
2015	152,677
Total principal payments	$379,060

6. Commitments and Contingencies

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense under these leases was approximately $833,000 and $682,000 for the years ended June 30, 2013 and 2012, respectively. Future minimum lease payments on facilities operating leases and telecommunications contracts as of June 30, 2013 are listed below.

		Payments Due During the Year Ended June 30,
	Total	2014	2015	2016	2017	2018	Thereafter
Connectivity contracts	$506,540	$326,363	$140,962	$39,215	$-	$-	$-
Operating leases	3,029,637	552,306	359,141	214,400	149,049	103,237	1,651,504
	$3,536,177	$878,669	$500,103	$253,615	$149,049	$103,237	$1,651,504

7. Shareholders' Equity

Series A Preferred Stock

The Company has authorized 5,000,000 shares of $0.01 par value Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of the Company’s common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly. At June 30, 2013 and 2012, cumulative dividends in arrears were approximately $1,206,000 and $947,000 (approximately $0.35 per Series A Preferred share), respectively, and at June 30, 2013 and 2012, aggregate liquidation preference approximated $2,799,000 and $2,540,000, respectively.

The holders of Series A Preferred Stock are entitled to vote on an as-converted basis with the Company’s common stock and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock.

Employee Stock Purchase Plan

Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of common stock. In fiscal 2002, the Board of Directors approved certain amendments to the Purchase Plan, including the reservation of an additional 500,000 shares for issuance under the Purchase Plan. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. In April 2006, the Company temporarily suspended future purchases under the Purchase Plan due to lack of employee participation. There were no shares of common stock purchased by employees under the Purchase Plan during the years ended June 30, 2013 and 2012. At June 30, 2013, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plan

On March 30, 2007, the Board of Directors adopted the Internet America, Inc. 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares of the Company’s common stock may be granted as incentive and nonqualified stock options to employees, executives and directors. As of June 30, 2013, 758,474 shares were issuable under the 2007 Plan.

A summary of the Company’s stock options as of June 30, 2013 and 2012 and changes during those fiscal years is presented below:

	June 30, 2013		June 30, 2012
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,430,944	$0.41	1,516,444	$0.40
Granted	245,000	0.35	-	-
Exercised	-	-	-	-
Forfeited	(434,418)	0.44	(85,500)	0.32
Outstanding at end of period	1,241,526	0.39	1,430,944	0.41
Options exercisable at year end	524,026	0.48	760,944	0.50

As of June 30, 2013, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes additional information about stock options outstanding at June 30, 2013:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.30	545,000	7.56	-
0.35	225,000	9.34	52,500
0.50	471,526	4.73	471,526
	1,241,526		524,026

On May 17, 2011, the Company granted options to purchase 30,000 shares of its common stock at an exercise price of $0.30 per share to certain employees, vesting contingent upon the Company realizing a net gain of 150 wireless customers at the end of the month September 2011, excluding acquisitions. This contingency was not met and these stock options were forfeited as of June 30, 2012.

On October 30, 2012, the Company granted options to purchase 245,000 shares of its common stock at an exercise price of $0.35 per share to certain employees. If the employee was employed with the Company a year or longer at the time of the grant date, 25% vested immediately and 25% will vest each anniversary of the grant date until fully vested. If the employee was employed with the Company less than a year at the time of the grant date, 25% will vest on each anniversary of the grant date until fully vested.

In calculating the Black-Scholes value of its stock option grants, the Company used the following assumptions:

Grant Date	Term in years	Volatility	Risk Free Interest Rate	Forfeiture Rate
5/17/2011	4.75	357%	1.80%	50%
10/30/2012	4.75	410%	0.75%	50%

The expected term of options represents the period of time that options granted are expected to be outstanding.   Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U. S. Treasury yield. The Company used an expected dividend yield of zero. After applying discounts based on the average stock price, the trading volume, and recent volatility, the Company valued the options granted during fiscal 2013 at $0.12 per share. The simplified method was used to determine the option term for all options granted during fiscal 2013 as there has not been a history of option exercises upon which to establish a better estimate of the expected term.

At June 30, 2013 the total compensation costs related to non-vested awards not yet recognized was $18,805.

Warrants

As of June 30, 2013, the Company had 394,922 warrants issued and outstanding, which were issued on September 14, 2009, equally to Mr. Mihaylo and Ambassador John Palmer, a former non-employee director of the Company. The warrants are exercisable at $0.38 per share and expire five years after the date of grant.

8. Income Taxes

The provision for income taxes as of June 30, 2013 and 2012 consist of:

	June 30,
	2013	2012
Federal:
Current tax expense	$-	$-
Deferred tax benefit	(3,600,000)	-
State:
Current tax expense	57,613	177,717
Provision for income taxes	(3,542,387)	177,717

The Company recognized current income tax expense for federal and state income taxes of $0 and $57,613, respectively, for the year ended June 30, 2013 and $0 and $177,717, respectively, for the year ended June 30, 2012. The Company reversed $3,600,000 of the valuation allowance related to its net deferred tax assets at June 30, 2013 resulting in a non-cash deferred tax benefit equal to that amount.

Deferred tax assets and liabilities as of June 30, 2013 and 2012 consist of:

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$12,658,000	$12,690,000
Intangible assets	1,484,000	2,001,000
Property and equipment	135,000	245,000
Stock compensation	146,000	142,000
Other	66,000	83,000
Total deferred tax assets	14,489,000	15,161,000
Valuation allowance	(10,889,000)	(15,161,000)
Deferred tax assets, net	$3,600,000	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. In fiscal 2013, the Company reversed $3,600,000 of the $14,489,000 valuation allowance in expectation of generating taxable income in the future. The Company has provided a valuation allowance for the remaining $10,889,000 of net deferred tax assets at June 30, 2013 as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a change to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At June 30, 2013, the Company had net operating loss carry forwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in 2019 continuing through 2034 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012
Income taxes at federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	6.6%	5.1%
Nondeductible expenses	0.3%	(28.5)%
Prior year true up - Federal	(27.3)%	27.8%
Franchise tax true up	0.0%	16.5%
Change in valuation allowance	(486.6)%	(33.4)%
Effective income tax rate	(473.0)%	21.5%

9. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting certain age requirements. The Company made no discretionary contributions to the 401(k) plan during the year ended June 30, 2013.

10. Related Party Transactions

During the years ended June 30, 2013 and 2012, the Company paid cash fees of $42,492 and $61,625, respectively, to its four non-employee directors for serving on the Company’s Board of Directors.

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).
3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).
3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).
3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5	Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998 and Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

4.1	Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3	Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4	Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

