Form 10-Q
period 2013-09-30
INTERNET AMERICA INC
filed 2013-11-12
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6210 Rothway Street, Suite 100	77040
(Address of principal executive offices)	(Zip Code)

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

Yes ☐          No ☒

As of November 11, 2013, the registrant had 16,729,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,650,118	$2,295,190
Accounts receivable, net of allowance for uncollectible accounts of $9,998 and $9,801 as of September 30, 2013 and June 30, 2013, respectively	150,804	155,154
Inventory	489,424	423,947
Prepaid expenses and other current assets	82,064	71,311
Deferred tax asset	260,000	260,000
Total current assets	3,632,410	3,205,602

Property and equipment—net	1,398,155	1,431,001
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs—net	377,387	420,141
Deferred tax asset	3,340,000	3,340,000
Other assets	25,466	48,455
TOTAL ASSETS	$10,741,545	$10,413,326

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$266,696	$159,791
Accrued liabilities	454,293	429,275
Deferred revenue	746,148	768,379
Current portion of long-term debt	225,945	226,383
Total current liabilities	1,693,082	1,583,828

Long-term debt, net of current portion	96,344	152,677
Total liabilities	1,789,426	1,736,505

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of September 30, 2013 and June 30, 2013	27,185	27,185
Common stock, $.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of September 30, 2013 and June 30, 2013	167,296	167,296
Additional paid-in capital	63,043,574	63,042,066
Accumulated deficit	(54,285,936)	(54,559,726)
Total shareholders' equity	8,952,119	8,676,821
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,741,545	$10,413,326

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
REVENUES:
Internet services	$1,967,096	$1,911,604
TOTAL REVENUES	1,967,096	1,911,604

OPERATING EXPENSES:
Connectivity and operations	978,281	992,072
Sales and marketing	100,225	105,587
General and administrative	421,638	353,288
Depreciation and amortization	179,093	208,662
TOTAL OPERATING EXPENSES	1,679,237	1,659,609

INCOME FROM OPERATIONS	287,859	251,995

OTHER INCOME (EXPENSE)
Interest income	2,445	989
Interest expense	(3,914)	(5,348)
OTHER INCOME (EXPENSE), net	(1,469)	(4,359)

INCOME BEFORE INCOME TAX EXPENSE	286,390	247,636
Income tax expense	12,600	12,000

NET INCOME and TOTAL COMPREHENSIVE INCOME	$273,790	$235,636

NET INCOME PER COMMON SHARE:
BASIC	$0.02	$0.01
DILUTED	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562
DILUTED	19,840,970	19,447,990

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$273,790	$235,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,093	208,662
Loss from sale or disposal of assets	4,502	1,947
Provision for (recovery of) bad debt	8	(779)
Stock based compensation	1,508	-
Changes in operating assets and liabilities:
Accounts receivable	4,342	(5,613)
Inventory	(66,300)	7,141
Prepaid expenses and other current assets	(10,753)	21,063
Other assets	22,989	8,618
Accounts payable and accrued liabilities	131,923	43,467
Deferred revenue	(22,231)	11,422
Net cash provided by operating activities	518,871	531,564
INVESTING ACTIVITIES:
Purchases of property and equipment	(107,172)	(137,270)
Change in restricted cash	-	6,432
Proceeds from sale of assets	-	2,030
Cash and other consideration paid for acquisitions	-	(26,000)
Net cash used in investing activities	(107,172)	(154,808)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(56,771)	(61,361)
Net cash used in financing activities	(56,771)	(61,361)
NET INCREASE IN CASH AND CASH EQUIVALENTS	354,928	315,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,295,190	1,433,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,650,118	$1,748,625
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$4,058	$7,051
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration	$-	$45,250
Disposal of fully depreciated assets	$7,652	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America” or "we") for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2013.

2.	Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare"). All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For the three months ended September 30, 2013 and 2012, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three months ended September 30, 2013 and 2012, additional common stock equivalent shares totaling 392,980 and 0, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. For the three months ended September 30, 2013 and 2012, options to purchase 471,526 and 1,076,526 shares of the Company’s common stock, respectively, and warrants to acquire 0 and 394,922 shares of common stock, respectively, were excluded from the computation of diluted EPS as the options and warrants were anti-dilutive.

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

During fiscal 2013, acquisitions of subscribers and tangible assets were completed to grow the Company's subscriber base. These acquisitions were accounted for using the purchase method. The Company immediately began integrating the acquired assets of each acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in each acquisition is four years, which is management's best estimate of the average economic life of a subscriber based on historical experience.

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

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative analysis of goodwill annually during the fourth quarter of its fiscal year or more frequently when events and circumstances indicate goodwill might be permanently impaired. If that evaluation indicates an impairment has occurred, the following two-step process is applied. First, the fair value of the reporting unit is compared to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the implied value of the reporting unit's goodwill is compared with its carrying amount. An impairment loss is then recognized in an amount equal to the excess of the implied value over the carrying value, if any. The Company concluded that no impairment of goodwill occurred during the three months ended September 30, 2013.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband internet customers during the three months ended September 30, 2013 and 2012. As of September 30, 2013, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2014 is expected to be $128,000 and unrecognized amortization expense for fiscal years ended June 30, 2015, 2016, and 2017 is expected to be $151,000, $83,000, and $15,000, respectively.

7.	Income Taxes

During the three months ended September 30, 2013 and 2012, the Company generated income before income tax expense of $286,390 and $247,636, respectively, and recognized Texas franchise tax expense of $12,600 and $12,000, respectively. No provision for federal income taxes was recorded for the three months ended September 30, 2013 and 2012 due to the utilization of net operating loss carryforwards. The effective tax rate for the quarters ended September 30, 2013 and 2012 is 4.4% and 4.8%, respectively. At September 30, 2013, the changes from the statutory rate of 34.0% include a decrease of 22.0% for the reduction in the valuation allowance, a decrease of 10.5% for non-deductible expenses and an increase of 2.9% for state tax expense, net of federal benefit. At September 30, 2012, the changes from the statutory rate of 34% include a decrease of 32.7% for the reduction in the valuation allowance, an increase of 0.3% for non-deductible expenses and an increase of 3.2% for state tax expense, net of federal benefit.

At June 30, 2013 and September 30, 2013, the Company reversed $3,600,000 and $63,000, respectively, of the valuation allowance for deferred tax assets in expectation of generating taxable income in the future. The Company has provided a valuation allowance for the remaining $10,826,000 of net deferred tax assets at September 30, 2013. In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a change to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At September 30, 2013, the Company had net operating loss carry forwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2034 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2012 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of September 30, 2013 and June 30, 2013. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Long-Term Debt

As of September 30, 2013 and June 30, 2013, long term debt consisted of:

	September 30,	June 30,
	2013	2013
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest 4.5%	$71,450	$83,594
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $4,558 and $6,239, respectively)	185,657	217,544
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest of 8.5%	1,884	2,985
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $43 and $119, respectively)	2,415	4,182
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $1,131 and $1,638, respectively)	22,307	26,822
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $2,757 and $3,600, respectively)	38,576	43,933

	322,289	379,060
Less current portion	(225,945)	(226,383)
Total long-term debt, less current portion	$96,344	$152,677

9.	Stock Options and Warrants

As of September 30, 2013, 1,341,526 stock options were outstanding and 658,474 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three months ended September 30, 2013, the Company granted 100,000 stock options to purchase shares of Commons Stock at an exercise price of $0.45 per share to its Chief Financial Officer. The Company determined the total fair value of such grant to be $15,700, or $0.16 per stock option. The options vest as follows: 25% vests on the grant date and the remaining 75% vests once the Company's stock price reaches $1.00 for 90 consecutive days. Stock compensation expense of $1,508 was recognized during the three months ended September 30, 2013 based on granted options. As of September 30, 2013, the total compensation cost related to non-vested awards not yet recognized is $30,600.

As of September 30, 2013, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Mr. Mihaylo, a current non-employee director of the Company and Ambassador Palmer, a former director of the Company. No warrants were granted during the three months ended September 30, 2013.

10.	Related Parties

During the three months ended September 30, 2013, a total of $11,703 was paid to three non-employee directors for serving on the Company's board of directors. For the three months ended September 30, 2012, a total of $6,250 was paid to two non-employee directors for serving on the Company’s board of directors.

11.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

12.	Subsequent Events

Acquisition Credit Facility

On October 28, 2013, the Company entered into a Loan Agreement (the “Loan Agreement”) and other related loan agreements and documents with Frost Bank (the “Bank”) creating a non-revolving acquisition credit facility (the “Acquisition Facility”) designed to provide the Company with an additional source of funding for the potential acquisition of internet companies.

The amount that may be borrowed under the Acquisition Facility is $2,000,000 (the “Loan Cap”). For each specific acquisition, the maximum amount that can be borrowed under the Acquisition Facility, subject to the Loan Cap, is the lesser of 55% of the cost of such acquisition in the case of an acquisition that is partially paid for using seller financing, that has a maturity of less than three years and 65%, for a maturity of three years or more. The Acquisition Facility is currently set to terminate on April 25, 2015.

Each advance made by the Bank under the Acquisition Facility will be evidenced by the Company’s execution and delivery to the Bank of a separate promissory note (an “Acquisition Note”) that will provide for a maturity of not more than three years and equal monthly principal reduction payments, plus interest, to be made over the term of the Acquisition Note. Each Acquisition Note will bear interest at a fixed rate equal to the then current index rate for one and a half to two year loans established by the Federal Home Loan Bank of Dallas plus 4%.

There are two financial covenants in the Loan Agreement. The first covenant is to maintain a debt to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant is to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter.

Indebtedness will be secured by a perfected, continuing security interest in favor of the Bank in all of the Company’s assets. Advances will be conditioned on, among other things, all representations and warranties contained in the loan documents being true and correct as of the date of the advance request and there being no default under the Acquisition Facility at the time of, or as a result of, the advance request. With each advance, the Company will be charged a loan processing fee equal to the greater of $250 and one-tenth of one percent (0.10%) of the amount of the advance.

UpperSpace Acquisition

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, consisting of the following payment schedule (i) $193,433 in cash payments made at closing (ii) $193,434 payable in twelve months from closing and (iii) $193,433 payable in thirty-six months from closing. The final purchase price will be determined twelve months from the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and other publicly filed reports discuss some additional important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

Our primary focus during the six weeks since we filed our form 10K on September 27, 2013 has been to continue working on acquisitions such as the internet business from UpperSpace Corporation; negotiate and complete our loan credit facility from Frost Bank to provide an additional funding source for acquisitions; and improve our internal growth strategies.  Each of the acquisitions including the recent acquisition of the UpperSpace internet business are accretive and provide predictable monthly recurring revenue and cash flow. We strengthened our management team during the calendar year 2013 with the addition of a more experienced Head of Sales and Marketing in January 2013 and the addition of a Chief Financial Officer to our Corporate Development and Financial team in April 2013. We believe that we now have the team in place to pursue a more aggressive growth strategy.

We are continuously evaluating accretive opportunities to secure subscribers through strategic acquisitions of internet service providers in markets where we can introduce our model for delivering wireless broadband internet services.  Our model consists of robust technical and a proprietary customer management system that ensures ease of integration and ongoing servicing of the acquired internet service business. Finally, we examine potential opportunities that would significantly increase our revenue base through synergistic combinations such as cloud-based services and new technologies that fit our operations and marketing areas.

Over the past few years, Internet America has maintained a strong focus on controlling expenses and making strategic accretive acquisitions to achieve positive cash flow and profitability.  We feel that this discipline has placed us in a strong position. We anticipate making acquisitions of larger wireless internet service providers ("WISPs") and possibly acquisitions or mergers with other internet related service companies.

The quarter ended September 30, 2013 continued to show positive results in terms of earnings and cash flow.  Net income increased by $37,000 from $236,000 to $273,000 for the three months ended September 30, 2013 versus the same period in 2012. Adjusted EBITDA (as defined herein) increased by approximately $8,000 from $461,000 to $469,000 for the three months ended September 30, 2013 compared to the same period in 2012.

Cash on hand was $2,650,000 at September 30, 2013, an increase of $355,000, or 15.5%, from June 30, 2013, despite spending $107,000 on the purchases of property and equipment and $57,000 to reduce outstanding long term debt to $322,000 for the current period from $379,000 at June 30, 2013. We expect cash flows will be less in the upcoming quarter ending December 31, 2013 primarily due to the closing payment made for the Upperspace acquisition in November 2013.

Statement of Operations

Internet services revenue is derived from wireless access, dial-up internet access, including analog and ISDN access, DSL access, dedicated connectivity, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.

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

General and administrative expenses consist primarily of administrative salaries, professional services, rent, bad debt expense and other general office and business expenses.

Depreciation expense is computed using the straight-line or double declining method over the estimated useful lives of the assets, as appropriate. Data communications equipment, computers, data servers and office equipment are depreciated over five years. Furniture, fixtures and leasehold improvements are depreciated over five years or the lease term. Buildings are depreciated over fifteen years. Amortization expense consists of the amortization of subscriber acquisition costs, which are amortized over four years.

Our business is not subject to any significant seasonal influences.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth certain unaudited financial data for the three months ended September 30, 2013 and September 30, 2012. Operating results for any period are not indicative of results for any future period. Dollar amounts are shown in thousands (except share and per share data).

	Three Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$1,967	100.0%	$1,912	100.0%
TOTAL REVENUES	1,967	100.0%	1,912	100.0%
OPERATING EXPENSES:
Connectivity and operations	978	49.7%	992	51.9%
Sales and marketing	100	5.1%	106	5.5%
General and administrative	422	21.5%	353	18.5%
Depreciation and amortization	179	9.1%	209	10.9%
TOTAL OPERATING EXPENSES	1,679	85.4%	1,660	86.8%
INCOME FROM OPERATIONS	288	14.6%	252	13.2%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	1	0.1%
Interest expense	(4)	(0.2)%	(5)	(0.3)%
OTHER INCOME (EXPENSE), net	(2)	(0.1)%	(4)	(0.2)%

INCOME BEFORE INCOME TAX EXPENSE	286	14.5%	248	13.0%
Income tax expense	13	0.7%	12	0.6%
NET INCOME and COMPREHENSIVE INCOME	$273	13.9%	$236	12.3%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$0.01
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,840,970		19,447,990
OTHER DATA:
Adjusted EBITDA(1)	$469		$461
Adjusted EBITDA margin(2)	23.8%		24.1%
CASH FLOW DATA:
Cash flow provided by operations	$519		$532
Cash flow used in investing activities	$(107)		$(155)
Cash flow used in financing activities	$(57)		$(61)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$273		$236
Add: Depreciation and amortization	179		209
Stock based compensation	2		-
Interest expense	4		5
Income tax expense	13		12
Less: Interest income	(2)		(1)
Adjusted EBITDA(1)	$469		$461

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

Total revenue. Total revenue increased by $55,000, or 2.9%, to $1,967,000 for the three months ended September 30, 2013, from $1,912,000 for the three months ended September 30, 2012. The Company’s total subscriber count decreased by 600, or 2.2%, to approximately 26,200 as of September 30, 2013 compared to approximately 26,800 as of September 30, 2012. The Company’s wireless broadband internet subscriber count decreased by 100 to approximately 9,000 as of September 30, 2013 compared to approximately 9,100 as of September 30, 2012. Wireless broadband internet revenue increased by $90,000 to $1,581,000 for the three months ended September 30, 2013 as compared to $1,491,000 for the three months ended September 30, 2012. This increase was primarily a result of additional commercial accounts added to the subscriber base and successful acquisitions of wireless subscribers completed in fiscal 2013. Increased revenues derived from wireless broadband internet subscribers were partially offset by the net decrease in other types of internet service revenues of $35,000 to $386,000 during the three months ended September 30, 2013 as compared to $421,000 for the prior year period, attributed to the expected decline of dial-up customers who may move to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense decreased by $14,000, or 1.4%, to $978,000 for the three months ended September 30, 2013, from $992,000 for the three months ended September 30, 2012. Materials and supplies expense decreased $44,000 to $26,000 for the three months ended September 30, 2013 as compared to $70,000 for the three months ended September 30, 2012 due to decreases in supplies, installation costs, and repairs. Employee travel also decreased by $5,000 to $50,000 for the three months ended September 30, 2013 as compared to $55,000 for the prior year period.

The above decreases in connectivity and operating expense was partially offset by an increase in salaries, wages and related personnel expense, tower leases costs and data and telecommunications expense of $35,000 to $861,000 for the three months ended September 30, 2013 as compared to $826,000 for the three months ended September 30, 2012, which was attributable to the overall growth in the Company's network and infrastructure.

Sales and marketing. Sales and marketing expense decreased by $6,000, or 5.7%, to $100,000 for the three months ended September 30, 2013 as compared to $106,000 for the three months ended September 30, 2012. Outside sales expense decreased by $11,000 to $16,000 for the three months ended September 30, 2013 as compared to $27,000 for the prior year period, due to utilization of in house sales efforts. Personnel expense decreased $3,000 to $62,000 for the three months ended September 30, 2013 as compared to $65,000 for the prior year period due less sales commissions earned.

The above decreases in sales and marketing expense were partially offset by an increase in advertising expense of $5,000 to $13,000 for the three months ended September 30, 2013 as compared to $8,000 for the three months ended September 30, 2012 due to increased use of public advertising such as radio and television. Facilities expense also increased slightly by $3,000 from the prior year period related to general increases in utility expenses.

General and administrative. General and administrative expense increased by $69,000, or 19.5%, to $422,000 for the three months ended September 30, 2013 compared to $353,000 for the prior year period. Professional fees increased by $19,000 for the three months ended September 30, 2013 to $65,000 as compared to $46,000 for the three months ended September 30, 2012 due to the addition of a new Chief Financial Officer and legal fees incurred related to potential acquisitions. Due to the expected higher cost of services, minimal increases totaling $21,000 in travel, insurance, facilities and other general and administrative costs were realized for the three months ended September 30, 2013 as compared to the prior year period. Sales tax expense related to telecom leases increased by $14,000 to $25,000 for the three months ended September 30, 2013 as compared to $11,000 in the prior year period due to onetime credits recognized in the prior year period related to refunds received on billing errors of sales tax from various telecom providers. Personnel expense increased by $8,000 to $170,000 for the three months ended September 30, 2013 as compared to $162,000 in the prior year period due to increased salaries and higher costs in health benefits. Stock based compensation expense and directors’ fees increased by $7,000 to $13,000 for the three months ended September 30, 2013 from $6,000 for the prior year period due to additional vesting of stock options during the current period offset by one less director.

Depreciation and amortization. Depreciation and amortization expense decreased by $30,000, or 14.4%, to $179,000 for the three months ended September 30, 2013 from $209,000 for the three months ended September 30, 2012, which was primarily due to a $37,000 decrease in depreciation expense from assets becoming fully depreciated and lower volume of asset additions, partially offset by an increase of $7,000 in amortization expense of acquired subscriber costs resulting from a WISP acquisition completed in February 2013.

Interest (expense) income, net. Interest expense decreased by $1,000, or 20.0%, to $4,000 for the three months ended September 30, 2013 as compared to $5,000 for the three months ended September 30, 2012, primarily resulting from the reduction in the Company's long-term debt. Interest income increased by $1,000, or 100.0% to $2,000 for the current year period compared to $1,000 for the prior year period due to increased cash on hand.

Income tax expense. Income tax expense increased by $1,000, or 8.3%, for the three months ended September 30, 2013 to $13,000 as compared to $12,000 for the prior year period primarily related to higher Texas franchise tax expense accrued for increased revenues in the current year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flow from operations. During the three months ended September 30, 2013, the Company recognized net income and net cash provided by operating activities of approximately $274,000 and $519,000, respectively, enabling the Company to fund its operations from current period cash flow and resulting in cash on hand of approximately $2,650,000 as of September 30, 2013. The Company expects to continue to fund its operations during fiscal 2014 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2014 and expects future cash flow from operations to remain strong.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended September 30, 2013, cash provided by operations was $519,000 as compared to $532,000 for the three months ended September 30, 2012. For the three months ended September 30, 2013, net income plus non-cash items contributed cash of $458,000 as compared to $445,000 contributed during the prior year period. Changes in operating assets and liabilities provided cash of $60,000 and $86,000 for the three months ended September 30, 2013 and 2012, respectively.

Cash used in investing activities totaled $107,000 and $155,000 for the three months ended September 30, 2013 and 2012, respectively, due primarily to improvements in existing wireless broadband internet infrastructure and acquisition of subscribers, partially offset by release of restricted cash of $6,000.

Cash used in financing activities totaled $57,000 and $61,000 for the three months ended September 30, 2013 and 2012, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $355,000 during the quarter ended September 30, 2013. As of September 30, 2013, cash on hand was $2,650,000 as compared to $2,295,000 as of June 30, 2013. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

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

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2013, the Company granted options to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.45 per share to its newly appointed Chief Financial Officer. These options were granted under and pursuant to the Internet America, Inc. 2007 Stock Option Plan and vest as follows: options to purchase 25,000 shares vested immediately on the grant date and the remaining options to purchase 75,000 shares will vest when and if the trading price of the Company’s common stock has averaged $1.00 per share for a 90-day period. These options will expire ten years after grant date pursuant to the terms set forth in the written option agreement executed and delivered to the recipient of such options.  These stock options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance of the stock options was a transaction by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the recipient of the stock options is a Company insider and is a sophisticated, knowledgeable and experienced investor and (ii) the stock options were issued through direct negotiations and did not involve general solicitation.

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

Date: November 12, 2013
By: /s/ William E. Ladin, Jr.

William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: November 12, 2013
By: /s/ Randall J. Frapart

Randall J. Frapart
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

