Form 10-Q
period 2013-12-31
INTERNET AMERICA INC
filed 2014-02-12
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____

COMMISSION FILE NUMBER 000-25147

INTERNET AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	86-0778979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6210 Rothway St, Ste 100	77040
(Address of principal executive offices)	(Zip Code)

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

Yes ☐     No ☒

As of February 11, 2014, the registrant had 16,734,562 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,690,006	$2,295,190
Accounts receivable, net of allowance for uncollectible accounts of $13,469 and $9,801 as of December 31, 2013 and June 30, 2013, respectively	158,811	155,154
Inventory	496,231	423,947
Prepaid expenses and other current assets	85,263	71,311
Deferred tax asset	260,000	260,000
Total current assets	3,690,311	3,205,602

Property and equipment—net	1,484,530	1,431,001
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs—net	843,014	420,141
Deferred tax asset	3,340,000	3,340,000
Other assets	37,174	48,455
TOTAL ASSETS	$11,363,156	$10,413,326

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$252,536	$159,791
Accrued liabilities	598,080	429,275
Deferred revenue	802,299	768,379
Current portion of long-term debt	223,803	226,383
Total current liabilities	1,876,718	1,583,828

Long-term debt, net of current portion	41,061	152,677
Other liabilities	193,433	-
Total liabilities	2,111,212	1,736,505

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of December 31, 2013 and June 30, 2013	27,185	27,185
Common stock, $.01 par value: 40,000,000 shares authorized, 16,729,562 issued and outstanding as of December 31, 2013 and June 30, 2013	167,296	167,296
Additional paid-in capital	63,060,740	63,042,066
Accumulated deficit	(54,003,277)	(54,559,726)
Total shareholders' equity	9,251,944	8,676,821
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,363,156	$10,413,326

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES:
Internet services	$2,027,424	$1,952,951	$3,994,520	$3,864,555
TOTAL REVENUES	2,027,424	1,952,951	3,994,520	3,864,555

OPERATING EXPENSES:
Connectivity and operations	1,006,352	929,827	1,984,633	1,921,899
Sales and marketing	86,183	112,076	186,408	217,663
General and administrative	440,508	422,412	862,146	775,700
Depreciation and amortization	197,092	203,392	376,185	412,054
TOTAL OPERATING EXPENSES	1,730,135	1,667,707	3,409,372	3,327,316

INCOME FROM OPERATIONS	297,289	285,244	585,148	537,239

OTHER INCOME (EXPENSE)
Interest income	1,225	1,105	3,670	2,094
Interest expense	(3,255)	(5,343)	(7,169)	(10,691)
OTHER INCOME (EXPENSE), net	(2,030)	(4,238)	(3,499)	(8,597)

INCOME BEFORE INCOME TAX EXPENSE	295,259	281,006	581,649	528,642
Income tax expense	12,600	12,000	25,200	24,000

NET INCOME and TOTAL COMPREHENSIVE INCOME	$282,659	$269,006	$556,449	$504,642

NET INCOME PER COMMON SHARE:
BASIC	$0.02	$0.02	$0.03	$0.03
DILUTED	$0.01	$0.01	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562	16,729,562	16,729,562	16,729,562
DILUTED	19,857,158	19,696,130	19,828,461	19,663,600

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$556,449	$504,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376,185	412,054
Loss from sale or disposal of assets	5,770	4,877
Provision for (recovery of) bad debt	147	(7,953)
Stock based compensation	18,674	10,000
Changes in operating assets and liabilities:
Accounts receivable	(3,804)	(28,402)
Inventory	(74,375)	(70,685)
Prepaid expenses and other current assets	(13,952)	42,002
Other assets	18,962	10,296
Accounts payable and accrued liabilities	68,115	144,069
Deferred revenue	(27,405)	(10,483)
Net cash provided by operating activities	924,766	1,010,417
INVESTING ACTIVITIES:
Purchases of property and equipment	(283,646)	(316,528)
Change in restricted cash	-	6,432
Proceeds from sale of assets	-	21,403
Cash paid for acquisition	(132,108)	(26,000)
Net cash used in investing activities	(415,754)	(314,693)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(114,196)	(124,881)
Net cash used in financing activities	(114,196)	(124,881)
NET INCREASE IN CASH AND CASH EQUIVALENTS	394,816	570,843
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,295,190	1,433,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,690,006	$2,004,073
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$7,459	$12,394
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$386,667	$-
Note payable issued for acquisition of subscribers	$-	$40,179

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the "Company" or "Internet America" or "we") for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2013.

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. ("TeleShare"). All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For the three and six months ended December 31, 2013 and 2012, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding, assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and six months ended December 31, 2013, additional common stock equivalent shares totaling 409,168 and 380,471, respectively, were included in the calculation of diluted EPS. For the three and six months ended December 31, 2012, additional common stock equivalent shares totaling 248,140 and 215,610, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. For the three and six months ended December 31, 2013, options to purchase 471,526 shares of the Company's common stock were excluded from the computation of diluted EPS. For the three and six months ended December 31, 2012, options to purchase 346,526 shares of common stock and warrants to acquire 394,922 shares of common stock were excluded from the computation of diluted EPS. These aforementioned options and warrants were excluded as their effect was anti-dilutive.

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

During fiscal 2013, the Company completed two acquisitions of subscribers and tangible assets to grow the Company's subscriber base. These acquisitions were accounted for using the purchase method. The Company immediately began integrating the acquired assets of each acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in each acquisition is four years, which is management's best estimate of the average economic life of a subscriber based on historical experience.

On August 1, 2012, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of Pyro-tech Inc. ("AEI Wireless") conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $63,006, consisting of (i) $26,000 in cash payments made at closing and (ii) $37,006 in a note payable, net of a debt discount.

On February 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of PC Doctors d/b/a: Internet Doctors ("Internet Doctors") conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $95,695, consisting of (i) $50,000 in cash payments made at closing and (ii) $45,695 in a note payable, net of a debt discount.

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) an estimated $193,434 cash payment to be made on the twelve month anniversary of the closing (which estimated payment is included in accrued liabilities) and (iii) a $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other liabilities). The total estimated purchase consideration of $580,300 is allocated as follows: $530,487 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets. The final purchase price will be determined twelve months from the closing date.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative analysis of goodwill annually during the fourth quarter of its fiscal year or more frequently when events and circumstances indicate goodwill might be permanently impaired. If that evaluation indicates an impairment has occurred, the following two-step process is applied. First, the fair value of the reporting unit is compared to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the implied value of the reporting unit's goodwill is compared with its carrying amount. An impairment loss is then recognized in an amount equal to the excess of the implied value over the carrying value, if any. The Company concluded that no impairment of goodwill occurred during the three months ended December 31, 2013.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three and six months ended December 31, 2013 and 2012. As of December 31, 2013, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2014 is expected to be $152,000 and unrecognized amortization expense for fiscal years ended June 30, 2015, 2016, 2017 and 2018 is expected to be $283,000, $216,000, $148,000 and $44,000, respectively.

7.	Income Taxes

During the three and six months ended December 31, 2013, the Company generated income before income tax expense of $295,259 and $581,649, respectively, and recognized Texas franchise tax expense of $12,600 and $25,200, respectively. The effective tax rate for the three and six months ended December 31, 2013 was 4.3% and 4.4%, respectively. During the three and six months ended December 31, 2012, the Company generated income before income tax expense of $281,006 and $528,642, respectively, and recognized Texas franchise tax expense of $12,000 and $24,000, respectively. The effective tax rate for the three and six months ended December 31, 2012 was 4.3% and 4.6%, respectively. No provision for federal income taxes was recorded for the three and six months ended December 31, 2013 and 2012 due to the utilization of net operating loss carryforwards.

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate, as reported, is as follows for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Income taxes at federal statutory rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.8%	2.8%	2.9%	3.0%
Nondeductible expenses	-10.5%	0.3%	-10.5%	0.3%
Change in valuation allowance	-22.0%	-32.8%	-22.0%	-32.7%
Effective income tax rate	4.3%	4.3%	4.4%	4.6%

At June 30, 2013 and December 31, 2013, the Company reversed $3,600,000 and $128,000, respectively, of the valuation allowance for deferred tax assets in expectation of generating taxable income in the future. The Company has provided a valuation allowance for the remaining $10,761,000 of net deferred tax assets at December 31, 2013. In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a change to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At December 31, 2013, the Company had net operating loss carry forwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2034 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2012 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of December 31, 2013 and June 30, 2013. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Accrued Liabilities

As of December 31, 2013 and June 30, 2013, accrued liabilities consisted of:

	December 31,	June 30,
	2013	2013
Property, franchise and sales tax expense	$209,275	$229,972
Purchase consideration for acquisition of subscribers	193,433	-
Employee wages and benefits	116,700	114,794
Deferred rent expense	46,275	-
Professional fees	25,677	56,250
Other	6,720	28,259
Total Accrued Liabilities	$598,080	$429,275

9.	Acquisition Credit Facility and Long-Term Debt

On October 28, 2013, the Company entered into a Loan Agreement and other related loan agreement and documents with Frost Bank (the "Bank") creating a non-revolving acquisition credit facility (the “Acquisition Facility”) designed to provide the Company with an additional source of funding for the potential acquisition of subscribers from internet companies (each, an "Acquisition").

The amount that may be borrowed under the Acquisition Facility is $2,000,000 (the “Loan Cap”). For each specific Acquisition, the maximum amount that can be borrowed under the Acquisition Facility, subject to the Loan Cap, is (i) 55% of the cost of such Acquisition in the case of an Acquisition that is partially paid for using seller financing that has a maturity of less than three years and (ii) 65% of the cost of such Acquisition in the case of an Acquisition that is partially paid for using seller financing that has a maturity of three years or more. The Acquisition Facility is currently set to terminate on April 25, 2015. Through the date of this report, there has been no borrowing under the Acquisition Facility.

Each advance made by the Bank under the Acquisition Facility will be evidenced by the Company’s execution and delivery to the Bank of a separate promissory note (an “Acquisition Note”) that will provide for a maturity of not more than three years and equal monthly principal reduction payments, plus interest, to be made over the term of the Acquisition Note. Each Acquisition Note will bear interest at a fixed rate equal to the then current index rate for one and one-half (1/2) year to two (2) year loans established by the Federal Home Loan Bank of Dallas, plus 4%.

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain an end of quarter debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter.

Indebtedness will be secured by a perfected, continuing security interest in favor of Frost Bank in all of the Company’s assets. Advances will be conditioned on, among other things, all representations and warranties contained in the loan documents being true and correct as of the date of the advance request and there being no default under the Acquisition Facility at the time of, or as a result of, the advance request. With each advance, the Company will be charged a loan processing fee equal to the greater of $250 and one-tenth of one percent (0.10%) of the amount of the advance.

As of December 31, 2013 and June 30, 2013, long term debt consisted of:

	December 31,	June 30,
	2013	2013
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest of 4.5%	$59,169	$83,594
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $3,136 and $6,239, respectively)	153,512	217,544
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest of 8.5%	762	2,985
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $4 and $119, respectively)	610	4,182
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $716 and $1,638, respectively)	17,700	26,822
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $2,022 and $3,600, respectively)	33,111	43,933

	264,864	379,060
Less current portion	(223,803)	(226,383)
Total long-term debt, less current portion	$41,061	$152,677

10.	Stock Options and Warrants

As of December 31, 2013, 1,311,526 stock options were outstanding and 688,474 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three and six months ended December 31, 2013, the Company granted 0 and 100,000 stock options, respectively. The stock options granted during the six months ended December 31, 2013 consisted of a single grant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.45 per share to the Company's Chief Financial Officer. The Company determined the total fair value of such grant to be $15,700, or $0.16 per stock option. The options vest as follows: 25% vests on the grant date and the remaining 75% vests once the Company's stock price reaches $1.00 for 90 consecutive days. Stock based compensation expense of $17,166 and $18,674 was recognized during the three and six months ended December 31, 2013, respectively, based on granted options. As of December 31, 2013, the total stock based compensation expense related to non-vested awards not yet recognized was $10,900.

As of December 31, 2013, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Steven G. Mihaylo, a current non-employee director of the Company and Ambassador John N. Palmer, a former director of the Company. No warrants were granted during the three and six months ended December 31, 2013.

11.	Related Parties

During the three and six months ended December 31, 2013, a total of $10,000 and $21,703, respectively, was paid to three non-employee directors for serving on the Company's board of directors. For the three and six months ended December 31, 2012, a total of $8,313 and $14,563, respectively, was paid to two non-employee directors for serving on the Company’s board of directors.

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

Overview

The quarter ended December 31, 2013 continued to show positive results in operations and cash flow.  During the quarter, we closed the acquisition of UpperSpace, a Wireless Internet Service Provider (WISP) located in northeast Oklahoma. In line with our acquisition strategy we are talking to more WISP acquisition candidates than at any other time in the past, but, as of this time, none of them have reached a definitive agreement. The UpperSpace acquisition allowed us to have a stronger local presence in the area. We continue to add engineering expertise to support our growth and acquisition integration.

We continue to execute on our strategy to grow not only through acquisitions, but also through internal growth and the implementation of new technologies.  In furtherance of this strategy, we continually evaluate accretive opportunities to secure subscribers through strategic acquisitions of Internet service providers in underserved markets where we can introduce our model for delivering wireless broadband internet services. With regard to new technologies, we have entered into an agreement to test LTE in Joplin, Missouri utilizing our 2.5 GHz spectrum.

Our cash position increased by $400,000 from $2.3 million as of June 30, 2013 to $2.7 million as of December 31, 2013. Historically, the second quarter of our fiscal year has been a heavy cash drain period with our legal and accounting fees. Additionally, we made the first of three installments to be paid for the UpperSpace acquisition during the period ended December 31, 2013.

We experienced a 4% and 3% increase in revenue to $2,027,000 and $3,995,000, respectively, for the three and six months ended December 31, 2013, as compared to the comparable prior year periods.  Our adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the three and six months ended December 31, 2013 remained consistent with the comparable prior year periods at $511,000 and $980,000, respectively, representing an EBITDA margin of 25% for each period.  Our net income for the three and six months ended December 31, 2013 also remained consistent with the comparable prior year periods at $282,000 and $557,000, respectively, representing a net income margin of 14% for each period.

Statement of Operations

Internet services revenue is derived from wireless access, dial-up internet access, including analog and ISDN access, DSL access, dedicated connectivity, bulk dial-up access, web hosting services, and value-added services, such as multiple e-mail boxes, personalized e-mail addresses and Fax-2-Email services.

Connectivity and operations expenses consist primarily of setup costs for new subscribers, telecommunication costs, merchant processing fees, and wages of network operations and customer support personnel. Connectivity costs include fees paid to telephone companies for subscribers' dial-up connections to our network, fees paid to backbone providers for connections from our network to the internet and equipment and tower lease costs for our new wireless networks.

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The following table sets forth certain unaudited financial data for the three months ended December 31, 2013 and December 31, 2012. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$2,027	100.0%	$1,953	100.0%
TOTAL REVENUES	2,027	100.0%	1,953	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,006	49.6%	930	47.6%
Sales and marketing	86	4.2%	112	5.7%
General and administrative	441	21.8%	423	21.7%
Depreciation and amortization	197	9.7%	203	10.4%
TOTAL OPERATING EXPENSES	1,730	85.3%	1,668	85.4%
INCOME FROM OPERATIONS	297	14.7%	285	14.6%

OTHER INCOME (EXPENSE)
Interest income	1	0.1%	1	0.1%
Interest expense	(3)	(0.1)%	(5)	(0.3)%
OTHER INCOME (EXPENSE), net	(2)	(0.1)%	(4)	(0.2)%

INCOME BEFORE INCOME TAX EXPENSE	295	14.6%	281	14.4%
Income tax expense	13	0.6%	12	0.6%
NET INCOME and COMPREHENSIVE INCOME	$282	13.9%	$269	13.8%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$0.02
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,857,158		19,696,130
OTHER DATA:
Adjusted EBITDA(1)	$511		$498
Adjusted EBITDA margin(2)	25.2%		25.5%
CASH FLOW DATA:
Cash flow provided by operations	$406		$478
Cash flow used in investing activities	$(309)		$(160)
Cash flow used in financing activities	$(57)		$(64)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$282		$269
Add: Depreciation and amortization	197		203
Stock based compensation	17		10
Interest expense	3		5
Income tax expense	13		12
Less: Interest income	(1)		(1)
Adjusted EBITDA(1)	$511		$498

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

Total revenue. Total revenue increased by $74,000, or 3.8%, to $2,027,000 for the three months ended December 31, 2013, from $1,953,000 for the three months ended December 31, 2012. Wireless broadband Internet revenue increased by $156,000 to $1,673,000 during the current year period compared to $1,517,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended December 31, 2013, as well as the full period results of successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2013. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a decrease in other types of Internet service revenues of $82,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense increased by $76,000, or 8.2%, to $1,006,000 for the three months ended December 31, 2013, from $930,000 for the three months ended December 31, 2012. Materials and supplies expense increased by $45,000 to $69,000 for the current year period compared to $24,000 for the prior year period primarily due to a onetime vendor concession granted in connection with a manufacturer's recall during the prior year period. Data and telecommunications expense increased by $9,000 to $237,000 for the current year period compared to $228,000 for the prior year period due to infrastructure expansion and growth. A total increase of $22,000 in tower lease costs, salaries, wages, related personnel expense and merchant fees to $700,000 was recorded for the current year period compared to $678,000 for the prior year period. These increases are all a result of the Company's growth and network expansion from successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2013.

Sales and marketing. Sales and marketing expense decreased by $26,000, or 23.2%, to $86,000 for the three months ended December 31, 2013 compared to $112,000 for the three months ended December 31, 2012. Salaries, wages and related personnel costs decreased by approximately $11,000 to $60,000 for the current year period compared to $71,000 for the prior year period due to changes in personnel. Advertising expense decreased by $8,000 to $10,000 for the current year period compared to $18,000 for the prior year period primarily due to employing more cost effective forms of advertising. Outside sales expense also decreased by $8,000 to $9,000 for the current year period compared to $17,000 for the prior year period due to increased sales efforts through in house personnel.

The above mentioned decreases were partially offset by a slight increase of $1,000 in facilities expense to $7,000 for the current year period compared to $6,000 in the prior year period due to changes in cost of utility expense.

General and administrative. General and administrative expense increased by $18,000, or 4.3%, to $441,000 for the three months ended December 31, 2013, from $423,000 for the three months ended December 31, 2012. Professional fees increased by $27,000 to $72,000 for the current year period compared to $45,000 for the prior year period due to the addition of a new Chief Financial Officer in July 2013 who is engaged as a non-employee consultant to the Company. Personnel costs increased by $19,000 to $177,000 for the current year period compared to $158,000 for the prior year period due to changes in compensation. Stock based compensation expense and directors’ fees increased by $8,000 to $27,000 for the current year period compared to $19,000 for the prior year period primarily due to additional vesting of stock options in the current year period and the addition of one director during the third quarter of fiscal year 2013.

The above mentioned increases were partially offset by the total decrease of $36,000 in travel, telecom, insurance, facilities and other general and administrative costs to $165,000 compared to $201,000 in the prior year period primarily due to recruiting fees paid in the prior year period for the addition of a senior network engineer and product development specialist.

Depreciation and amortization. Depreciation and amortization decreased by $6,000, or 3.0%, to $197,000 for the three months ended December 31, 2013, from $203,000 for the three months ended December 31, 2012. This decrease is due to a $35,000 decrease in depreciation expense caused by assets becoming fully depreciated and fewer additions, partially offset by an increase of $29,000 in amortization expense relating to acquired subscriber costs resulting from the Company’s wireless acquisitions completed during the twelve months ended December 31, 2013.

Interest income and expense. Interest expense decreased by $2,000, or 40.0%, to $3,000 for the three months ended December 31, 2013 from $5,000 for the three months ended December 31, 2012, primarily resulting from the reduction of the Company's debt balances outstanding. Interest income remained constant at $1,000 for each of the current and prior year periods.

Income tax expense. Income tax expense increased by $1,000, or 8.3%, for the three months ended December 31, 2013 to $13,000 as compared to $12,000 for the prior year period primarily related to higher Texas franchise tax expense accrued for increased revenues in the current year period.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The following table sets forth certain unaudited financial data for the six months ended December 31, 2013 and December 31, 2012. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Six Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues
REVENUES:
Internet services	$3,995	100.0%	$3,865	100.0%
TOTAL REVENUES	3,995	100.0%	3,865	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,985	49.7%	1,922	49.7%
Sales and marketing	187	4.7%	218	5.6%
General and administrative	862	21.6%	776	20.1%
Depreciation and amortization	376	9.4%	412	10.7%
TOTAL OPERATING EXPENSES	3,410	85.4%	3,328	86.1%
INCOME FROM OPERATIONS	585	14.6%	537	13.9%

OTHER INCOME (EXPENSE)
Interest income	4	0.1%	2	0.1%
Interest expense	(7)	(0.2)%	(10)	(0.3)%
OTHER INCOME (EXPENSE), net	(3)	(0.1)%	(8)	(0.2)%

INCOME BEFORE INCOME TAX EXPENSE	582	14.6%	529	13.7%
Income tax expense	25	0.6%	24	0.6%
NET INCOME and COMPREHENSIVE INCOME	$557	13.9%	$505	13.1%

NET INCOME PER COMMON SHARE:
BASIC	$0.03		$0.03
DILUTED	$0.03		$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,729,562		16,729,562
DILUTED	19,828,461		19,663,600
OTHER DATA:
Adjusted EBITDA(1)	$980		$959
Adjusted EBITDA margin(2)	24.5%		24.8%
CASH FLOW DATA:
Cash flow provided by operations	$925		$1,010
Cash flow used in investing activities	$(416)		$(315)
Cash flow used in financing activities	$(114)		$(125)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$557		$505
Add: Depreciation and amortization	376		412
Stock based compensation	19		10
Interest expense	7		10
Income tax expense	25		24
Less: Interest income	(4)		(2)
Adjusted EBITDA(1)	$980		$959

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

Total revenue. Total revenue increased by $130,000, or 3.4%, to $3,995,000 for the six months ended December 31, 2013, from $3,865,000 for the six months ended December 31, 2012. Wireless broadband Internet revenue increased by $247,000 to $3,255,000 for the current year period compared to $3,008,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the six months ended December 31, 2013, as well as the full period results of successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2013. Increased revenues derived from wireless broadband Internet subscribers were partially offset by decreases in other types of Internet service revenues of $117,000 during the current year period compared to the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense increased by $63,000, or 3.3%, to $1,985,000 for the six months ended December 31, 2013, from $1,922,000 for the six months ended December 31, 2012. Data and telecommunications expense increased by $10,000 to $486,000 for the current year period compared to $476,000 for the prior year period due to infrastructure expansion and growth. A total increase of $53,000 in tower leases costs, salaries, wages, related personnel expense, merchant fees and materials and supplies to $1,499,000 for the current year period compared to $1,446,000 for the prior year period. These increases are all a result of the Company's growth and network expansion from successful acquisitions of wireless subscribers completed in the twelve months ended December 31, 2013.

Sales and marketing. Sales and marketing expense decreased by $31,000, or 14.2%, to $187,000 for the six months ended December 31, 2013 compared to $218,000 for the six months ended December 31, 2012. Outside sales expense also decreased by $19,000 to $25,000 for the current year period compared to $44,000 for the prior year period due to increased sales efforts through in house personnel. Salaries, wages and related personnel costs decreased by approximately $14,000 to $122,000 for the current year period compared to $136,000 for the prior year period due to changes in personnel. Advertising expense decreased by $2,000 to $24,000 for the current year period compared to $26,000 for the prior year period primarily due to more cost effective forms of advertising.

The above mentioned decreases were partially offset by an increase of $4,000 in facilities expense to $16,000 for the current year period compared to $12,000 in the prior year period related to general increases in utility expenses.

General and administrative. General and administrative expense increased by $86,000, or 11.1%, to $862,000 for the six months ended December 31, 2013, from $776,000 for the three months ended December 31, 2012. Professional fees increased by $44,000 to $135,000 for the current year period compared to $91,000 for the prior year period due to the addition of a new Chief Financial Officer in July 2013 who is engaged as a non-employee consultant to the Company. Personnel costs increased by $27,000 to $347,000 for the current year period compared to $320,000 for the prior year period due to changes in compensation. Stock based compensation expense and directors’ fees increased by $15,000 to $40,000 for the current year period compared to $25,000 for the prior year period primarily due to options issued during the current year period and the addition of a board member.

Travel, insurance, facilities and other general and administrative costs remained constant at $340,000 for the current and prior year periods.

Depreciation and amortization. Depreciation and amortization decreased by $36,000, or 8.7%, to $376,000 for the six months ended December 31, 2013 compared to $412,000 for the six months ended December 31, 2012. This decrease is due to a $72,000 decrease in depreciation expense relating to assets becoming fully depreciated, partially offset by a $36,000 increase in amortization expense relating to acquired subscriber costs resulting from the Company’s acquisitions completed in the twelve months ended December 31, 2013.

Interest income and expense. For the six months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $7,000 and $10,000, respectively. The decrease in interest expense of $3,000, or 30.0%, primarily results from the reduction in the Company's debt balances outstanding. Interest income increased by $2,000 to $4,000 for the current year period compared to $2,000 for the prior year period due to increased cash on hand.

Income tax expense. Income tax expense increased by $1,000, or 4.2%, for the six months ended December 31, 2013 to $25,000 as compared to $24,000 for the prior year period primarily related to higher Texas franchise tax expense accrued for increased revenues in the current year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flow from operations. During the six months ended December 31, 2013, the Company recognized net income and net cash provided by operating activities of approximately $556,000 and $925,000, respectively, enabling the Company to fund its operations from current period cash flow and resulting in cash on hand of approximately $2,690,000 as of December 31, 2013. The Company expects to continue to fund its operations during fiscal 2014 with cash flow from operations. The Company will continue to focus on sales and expense management during fiscal 2014 and expects future cash flow from operations to remain strong.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended December 31, 2013, cash provided by operations was $925,000 as compared to $1,010,000 for the six months ended December 31, 2012. For the six months ended December 31, 2013, net income plus non-cash items contributed cash of $957,000 as compared to $924,000 contributed during the prior year period. Changes in operating assets and liabilities used cash of $32,000 and provided cash of $87,000 for the six months ended December 31, 2013 and 2012, respectively.

Cash used in investing activities totaled $416,000 and $315,000 for the six months ended December 31, 2013 and 2012, respectively, due primarily to improvements in existing wireless broadband internet infrastructure and an acquisition of subscribers.

Cash used in financing activities totaled $114,000 and $125,000 for the six months ended December 31, 2013 and 2012, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $395,000 during the six months ended December 31, 2013. As of December 31, 2013, cash on hand was $2,690,000 as compared to $2,295,000 as of June 30, 2013. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2013, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
10.1	Loan Agreement dated October 28, 2013 by and between Internet America, Inc. and Frost Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2013)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart
32.1*	Section 1350 Certification of William E. Ladin, Jr.
32.2*	Section 1350 Certification of Randall J. Frapart
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

INTERNET AMERICA, INC.
(Registrant)

Date: February 12, 2014
By: /s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: February 12, 2014
By: /s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Loan Agreement dated October 28, 2013 by and between Internet America, Inc. and Frost Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2013)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

 *Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

