Form 10-Q
period 2014-03-31
INTERNET AMERICA INC
filed 2014-05-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

S QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

£ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Yes ☐      No ☒

As of May 14, 2014, the registrant had 16,747,062 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET AMERICA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,032,540	$2,295,190
Accounts receivable, net of allowance for uncollectible accounts of $11,598 and $9,801 as of March 31, 2014 and June 30, 2013, respectively	186,592	155,154
Inventory	450,342	423,947
Prepaid expenses and other current assets	66,415	71,311
Deferred tax asset	260,000	260,000
Total current assets	3,995,889	3,205,602

Property and equipment—net	1,377,345	1,431,001
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs—net	767,105	420,141
Deferred tax asset	3,340,000	3,340,000
Other assets	41,688	48,455
TOTAL ASSETS	$11,490,154	$10,413,326

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,438	$159,791
Accrued liabilities	671,357	429,275
Deferred revenue	803,618	768,379
Current portion of long-term debt	204,298	226,383
Total current liabilities	1,842,711	1,583,828

LONG-TERM LIABILITIES:
Other liability	193,433	-
Long-term debt, net of current portion	4,093	152,677
Total liabilities	2,040,237	1,736,505

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of March 31, 2014 and June 30, 2013	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,747,062 and 16,729,562 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	167,471	167,296
Additional paid-in capital	63,068,042	63,042,066
Accumulated deficit	(53,812,781)	(54,559,726)
Total shareholders' equity	9,449,917	8,676,821
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,490,154	$10,413,326

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUES:
Internet services	$2,059,221	$1,968,396	$6,053,741	$5,832,951
TOTAL REVENUES	2,059,221	1,968,396	6,053,741	5,832,951

OPERATING EXPENSES:
Connectivity and operations	1,075,131	1,009,335	3,059,764	2,931,234
Sales and marketing	79,764	120,770	266,172	338,433
General and administrative	499,592	403,129	1,361,738	1,178,829
Depreciation and amortization	200,211	197,672	576,396	609,726
TOTAL OPERATING EXPENSES	1,854,698	1,730,906	5,264,070	5,058,222

INCOME FROM OPERATIONS	204,523	237,490	789,671	774,729

OTHER INCOME (EXPENSE)
Interest income	1,773	3,078	5,443	5,172
Interest expense	(2,600)	(4,246)	(9,769)	(14,937)
OTHER EXPENSE, net	(827)	(1,168)	(4,326)	(9,765)

INCOME BEFORE INCOME TAX EXPENSE	203,696	236,322	785,345	764,964
Income tax expense	13,200	12,000	38,400	36,000

NET INCOME	$190,496	$224,322	$746,945	$728,964

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.01	$0.04	$0.04
DILUTED	$0.01	$0.01	$0.04	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,733,832	16,729,562	16,730,954	16,729,562
DILUTED	19,849,915	19,474,299	19,805,672	19,449,575

INTERNET AMERICA, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$746,945	$728,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576,396	609,726
Loss from sale or disposal of assets	9,904	4,877
Provision for (recovery of) bad debt	72	(7,724)
Stock based compensation	20,026	10,000
Changes in operating assets and liabilities:
Accounts receivable	(31,510)	(23,808)
Inventory	(32,620)	(21,421)
Prepaid expenses and other current assets	4,896	24,125
Other assets	14,448	20,706
Accounts payable and accrued liabilities	52,294	16,287
Deferred revenue	(26,086)	(7,262)
Net cash provided by operating activities	1,334,765	1,354,470
INVESTING ACTIVITIES:
Purchases of property and equipment	(300,763)	(450,718)
Change in restricted cash	-	6,432
Proceeds from sale of assets	-	21,403
Cash and other consideration paid for acquisitions	(132,108)	(76,000)
Net cash used in investing activities	(432,871)	(498,883)
FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	6,125	-
Principal payments of long-term debt	(170,669)	(192,074)
Net cash used in financing activities	(164,544)	(192,074)
NET INCREASE IN CASH AND CASH EQUIVALENTS	737,350	663,513
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,295,190	1,433,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,032,540	$2,096,743
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$10,199	$15,246
Cash paid for income taxes	$58,415	$5,600
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$386,867	$83,200
Note payable issued for acquisition of subscribers	$-	$37,006

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three and nine months ended March 31, 2014 and 2013, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding, assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and nine months ended March 31, 2014, additional common stock equivalent shares totaling 397,655 and 356,290, respectively, were included in the calculation of diluted EPS. For the three and nine months ended March 31, 2013, additional common stock equivalent shares totaling 26,309 and 1,585, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. For the three and nine months ended March 31, 2014, options to purchase zero and 471,526 shares, respectively, of the Company's common stock were excluded from the computation of diluted EPS. For the three and nine months ended March 31, 2013, warrants to acquire zero and 394,922 shares of common stock were excluded from the computation of diluted EPS. Additionally, for each of the three and nine months ended March 31, 2013, options to purchase 1,189,026 shares of common stock were excluded from the computation of diluted EPS. These aforementioned options and warrants were excluded as their effect was anti-dilutive.

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

The Company completed two acquisitions during fiscal 2013 and one acquisition during fiscal 2014 of subscribers and tangible assets to grow the Company's subscriber base. These acquisitions were accounted for using the purchase method. The Company immediately began integrating the acquired assets of each acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in each acquisition is four years, which is management's best estimate of the average economic life of a subscriber based on historical experience.

On August 1, 2012, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of Pyro-tech Inc. conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $63,006, consisting of (i) $26,000 in cash payments made at closing and (ii) $37,006 in a note payable, net of a debt discount.

On February 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of PC Doctors d/b/a: Internet Doctors conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $95,695, consisting of (i) $50,000 in cash payments made at closing and (ii) $45,695 in a note payable, net of a debt discount.

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) an estimated $193,434 cash payment to be made on the twelve month anniversary of the closing (which estimated payment is included in accrued liabilities) and (iii) an estimated $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other long term liabilities). The total estimated purchase consideration of $580,300 is allocated as follows: $530,487 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets. The final purchase price will be determined twelve months from the closing date at which time a note payable will be issued for the remaining purchase price owed.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative analysis of goodwill annually during the fourth quarter of its fiscal year or more frequently when events and circumstances indicate goodwill might be permanently impaired. If that evaluation indicates an impairment has occurred, the following two-step process is applied. First, the fair value of the reporting unit is compared to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the implied value of the reporting unit's goodwill is compared with its carrying amount. An impairment loss is then recognized in an amount equal to the excess of the implied value over the carrying value, if any. The Company concluded that no impairment of goodwill is required at March 31, 2014.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three and nine months ended March 31, 2014 and 2013. As of March 31, 2014, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2014 is expected to be $76,000 and unrecognized amortization expense for fiscal years ended June 30, 2015, 2016, 2017 and 2018 is expected to be $283,000, $216,000, $148,000 and $44,000, respectively.

7.	Income Taxes

During the three and nine months ended March 31, 2014, the Company generated income before income tax expense of $203,696 and $785,345, respectively, and recognized Texas franchise tax expense of $13,200 and $38,400, respectively. The effective tax rate for the three and nine months ended March 31, 2014 was 6.5% and 4.8%, respectively. During the three and nine months ended March 31, 2013, the Company generated income before income tax expense of $236,322 and $764,964, respectively, and recognized Texas franchise tax expense of $12,000 and $36,000, respectively. The effective tax rate for the three and nine months ended March 31, 2013 was 5.1% and 4.7%, respectively. No provision for federal income taxes was recorded for the three and nine months ended March 31, 2014 and 2013 due to the utilization of net operating loss carryforwards.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Income taxes at federal statutory rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.3%	3.4%	3.2%	3.1%
Nondeductible expenses	(9.2)%	(9.4)%	(10.2)%	(10.2)%
Change in valuation allowance	(22.6)%	(22.9)%	(22.2)%	(22.2)%
Effective income tax rate	6.5%	5.1%	4.8%	4.7%

At June 30, 2013 and March 31, 2014, the Company reversed $3,600,000 and $174,000, respectively, of the valuation allowance for deferred tax assets in expectation of generating taxable income in the future. The Company has provided a valuation allowance for the remaining $10,715,000 of net deferred tax assets at March 31, 2014. In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in an adjustment to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2014, the Company had net operating loss carry forwards of approximately $37 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2034 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2012 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of March 31, 2014 and June 30, 2013. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Accrued Liabilities

As of March 31, 2014 and June 30, 2013, accrued liabilities consisted of:

	March 31,	June 30,
	2014	2013
Property, franchise and sales tax expense	$211,733	$229,972
Purchase consideration for acquisition of subscribers	193,433	-
Employee wages and benefits	167,807	114,794
Deferred rent expense	51,801	-
Professional fees	37,322	56,250
Other	9,258	28,259
Total Accrued Liabilities	$671,354	$429,275

9.	Acquisition Credit Facility and Long-Term Debt

On October 28, 2013, the Company entered into a loan agreement and other related agreements and documents with Frost Bank (the "Bank") creating a non-revolving acquisition credit facility (the “Acquisition Facility”) designed to provide the Company with an additional source of funding for the potential acquisition of subscribers from internet companies (each, an "Acquisition").

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

Each advance made by the Bank under the Acquisition Facility will be evidenced by the Company’s execution and delivery to the Bank of a separate promissory note (an “Acquisition Note”) that will provide for a maturity of not more than three years and equal monthly principal reduction payments, plus interest, to be made over the term of the Acquisition Note. Each Acquisition Note will bear interest at a fixed rate equal to the then current index rate for one and one-half (11/2) year to two (2) year loans established by the Federal Home Loan Bank of Dallas, plus 4%.

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain an end of quarter debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter. At March 31, 2014, the Company is in compliance with these covenants.

Indebtedness under the Acquisition Facility will be secured by a perfected, continuing security interest in favor of Frost Bank in all of the Company’s assets. Advances will be conditioned on, among other things, all representations and warranties contained in the loan documents being true and correct as of the date of the advance request and there being no default under the Acquisition Facility at the time of, or as a result of, the advance request. With each advance, the Company will be charged a loan processing fee equal to the greater of $250 and one-tenth of one percent (0.10%) of the amount of the advance.

As of March 31, 2014 and June 30, 2013, long term debt consisted of:

	March 31,	June 30,
	2014	2013
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$46,750	$83,594
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $1,977 and $6,239, respectively)	121,104	217,544
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest at 8.5%	-	2,985
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $0 and $119, respectively)	-	4,182
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $393 and $1,638, respectively)	13,000	26,822
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $1,397 and $3,600, respectively)	27,537	43,933
	208,391	379,060
Less current portion	(204,298)	(226,383)
Total long-term debt, less current portion	$4,093	$152,677

10.	Stock Options and Warrants

As of March 31, 2014, options consisted of:

		Weighted Average
	Options	Exercise Price
Outstanding at June 30, 2013	1,241,526	$0.39
Granted	100,000	$0.45
Exercised	(17,500)	$0.35
Forfeited	(97,500)	$0.32
Outstanding at March 31, 2014	1,226,526	$0.40
Exercisable at March 31, 2014	536,526	$0.49

As of March 31, 2014, 1,226,526 stock options were outstanding and 755,974 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three and nine months ended March 31, 2014, the Company granted zero and 100,000 stock options, respectively. The stock options granted during the nine months ended March 31, 2014 consisted of a single grant of an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.45 per share to the Company's Chief Financial Officer. The Company determined the total fair value of such option grant to be $15,747, or $0.16 per stock option. The option vests as follows: 25% vests on the grant date and the remaining 75% vests once the Company's stock price reaches $1.00 for 90 consecutive days. Stock based compensation expense of $1,352 and $20,026 was recognized during the three and nine months ended March 31, 2014, respectively, based on granted options. As of March 31, 2014, the total stock based compensation expense related to non-vested awards not yet recognized was $7,757.

As of March 31, 2014, the Company had a total of 394,922 warrants issued and outstanding, previously issued in equal amounts to Steven G. Mihaylo and Ambassador John N. Palmer, former directors of the Company. No warrants were granted during the three and nine months ended March 31, 2014.

11.	Related Parties

During the three and nine months ended March 31, 2014, a total of $11,625 and $33,328, respectively, was paid to non-employee directors for serving on the Company's board of directors. For the three and nine months ended March 31, 2013, a total of $13,191 and $27,754, respectively, was paid to non-employee directors for serving on the Company’s board of directors.

12.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and other publicly filed reports discuss some of the important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

The quarter ended March 31, 2014 continued to show consistent results in operations and cash flow.  During the quarter, we completed the integration of UpperSpace, a Wireless Internet Service Provider (WISP) located in northeast Oklahoma that we purchased on November 1, 2013. In line with our acquisition strategy we are talking to other WISP acquisition candidates, but, as of this time none of them have reached a definitive agreement.

We continue to execute on our strategy to grow not only through acquisitions, but organically through sales and marketing initiatives and the implementation of new technologies.  In furtherance of this strategy, we are investing in a direct sales program that we expect to commence in the quarter ended June 30, 2014. With regard to new technologies, we have entered into an agreement to test LTE in Joplin, Missouri utilizing our 2.5 GHz spectrum.  In addition, we recently engaged a financial advisor, the GulfStar Group, Inc., who is continuing to help us evaluate strategic alternatives for the Company.

Our Adjusted EBITDA (as defined below) and net income margins for the quarter ended March 31, 2014 decreased slightly as compared to the immediately preceding quarter as we have invested in some important initiatives during the March 2014 quarter. In particular, we added personnel to our technical staff that will enhance our ability to be responsive to our service levels with our customers, we have invested in the development of sophisticated tools to allow us to be more proactive and less reactive to issues with our customers and we are hiring sales staff as we pursue a direct sales program.

Our cash position increased by $737,000 from $2,295,000 as of June 30, 2013 to $3,032,000 as of March 31, 2014. This represents an increase in cash of $73,000 or 11.0% over the prior comparable period net increase in cash and cash equivalents of $664,000 for the nine months ended March 31, 2013.

We experienced a 4.6% and 3.8% increase in revenues to $2,059,000 and $6,054,000 for the three and nine months ended March 31, 2014, respectively, as compared to the comparable prior year periods.  Our adjusted earnings before interest, taxes, depreciation and amortization and stock based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2014 decreased slightly from the comparable prior year period to $405,000 from $435,000 representing an Adjusted EBITDA margin of 19.7% and 22.1%, respectively. Our Adjusted EBITDA for the nine month period ended March 31, 2014 decreased slightly from the comparable prior year period to $1,386,000 from $1,395,000 representing an Adjusted EBITDA margin of 22.9% and 23.9%, respectively.

Our net income for the three months ended March 31, 2014 was slightly lower compared with the comparable prior year period at $190,000 and $224,000, respectively, representing a net income margin of 9.2% and 11.4%, respectively. Our net income for the nine months ended March 31, 2014 also remained relatively consistent with the comparable prior year periods at $747,000 and $729,000, respectively, representing a net income margin of 12.3% and 12.5%, respectively.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth certain unaudited financial data for the three months ended March 31, 2014 and March 31, 2013. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$2,059	100.0%	$1,968	100.0%
TOTAL REVENUES	2,059	100.0%	1,968	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,075	52.2%	1,009	51.3%
Sales and marketing	80	3.9%	121	6.2%
General and administrative	500	24.3%	403	20.5%
Depreciation and amortization	200	9.7%	198	10.1%
TOTAL OPERATING EXPENSES	1,855	90.1%	1,731	88.1%
INCOME FROM OPERATIONS	204	9.9%	237	11.9%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	3	0.2%
Interest expense	(3)	(0.1)%	(4)	(0.2)%
OTHER INCOME (EXPENSE), net	(1)	0.0%	(1)	0.0%

INCOME BEFORE INCOME TAX EXPENSE	203	9.9%	236	12.0%
Income tax expense	13	0.6%	12	0.6%
NET INCOME	$190	9.2%	$224	11.4%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.01
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,733,832		16,729,562
DILUTED	19,849,915		19,474,299
OTHER DATA:
Adjusted EBITDA(1)	$405		$435
Adjusted EBITDA margin(2)	19.7%		22.1%
CASH FLOW DATA:
Cash flow provided by operations	$410		$345
Cash flow used in investing activities	$(17)		$(184)
Cash flow used in financing activities	$(51)		$(67)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$190		$224
Add: Depreciation and amortization	200		198
Stock based compensation	1		-
Interest expense	3		4
Income tax expense	13		12
Less: Interest income	(2)		(3)
Adjusted EBITDA(1)	$405		$435

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

Total revenue. Total revenue increased by $91,000, or 4.6%, to $2,059,000 for the three months ended March 31, 2014, from $1,968,000 for the three months ended March 31, 2013. Wireless broadband Internet revenue increased by $150,000 to $1,699,000 during the current year period compared to $1,549,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended March 31, 2014, as well as the full period results from the acquisitions of wireless subscribers completed in fiscal years 2013 and 2014. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $59,000 to $360,000 during the current year period compared to $419,000 for the prior year period, which is primarily attributed to the expected decline of dial-up customers.

Connectivity and operations. Connectivity and operations expense increased by $66,000, or 6.5%, to $1,075,000 for the three months ended March 31, 2014, from $1,009,000 for the three months ended March 31, 2013. Materials and supplies expense increased by $12,000 to $54,000 for the current year period compared to $42,000 for the prior year period primarily due to a one time vendor concession granted in connection with a manufacturer's recall during the prior year period. An increase of $63,000 in salaries, wages and related personnel expense to $537,000 was recorded for the current year period compared to $474,000 for the prior year period. These increases are all a result of the Company's growth and network expansion from acquisitions of wireless subscribers completed in the twelve months ended March 31, 2014.

The above mentioned increases were partially offset by a decrease of $9,000 in telecommunications expense to $229,000 for the current year period compared to $238,000 in the prior year period due to renegotiating more favorable terms with telecommunications service providers.

 Sales and marketing. Sales and marketing expense decreased by $41,000, or 33.9%, to $80,000 for the three months ended March 31, 2014 compared to $121,000 for the three months ended March 31, 2013. Salaries, wages and related personnel costs decreased by approximately $17,000 to $60,000 for the current year period compared to $77,000 for the prior year period due to changes in personnel. Advertising expense decreased by $16,000 to $4,000 for the current year period compared to $20,000 for the prior year period primarily due to employing more cost effective forms of advertising. Outside sales expense also decreased by $10,000 to $8,000 for the current year period compared to $18,000 for the prior year period due to increased sales efforts through in house personnel.

The above mentioned decreases were partially offset by an increase in facilities expense of $2,000 compared to the prior year period.

General and administrative. General and administrative expense increased by $97,000, or 24.1%, to $500,000 for the three months ended March 31, 2014, from $403,000 for the three months ended March 31, 2013. Professional fees increased by $59,000 to $100,000 for the current year period compared to $41,000 for the prior year period due to the addition of a new Chief Financial Officer in July 2013 who is engaged as a non-employee consultant to the Company and recruiting fees for new accounting personnel. Personnel costs increased by $9,000 to $192,000 for the current year period compared to $183,000 for the prior year period due to changes in compensation. Insurance expense increased by $7,000 to $43,000 for the current year period compared to $36,000 for the prior year period primarily due to additional workers’ compensation expense incurred. Occupancy expense increased $18,000 to $70,000 for the three months ended March 31, 2014 from $52,000 for the prior year period due primarily to the addition of utility expenses for the Upperspace acquisition in November 2013. G&A-other expense increased by $11,000 due to general increases in bank charges and property taxes.

The above mentioned increases were partially offset by a decrease of $7,000 in telecommunications expense due to renegotiating more favorable terms with providers.

Depreciation and amortization. Depreciation and amortization increased by $2,000, or 1.0%, to $200,000 for the three months ended March 31, 2014, from $198,000 for the three months ended March 31, 2013. This increase is due to a $34,000 increase in amortization relating to acquired subscriber costs resulting from the Company’s wireless acquisitions completed during the twelve months ended March 31, 2014 offset by a decrease in depreciation expense of $32,000, or 20.6%, to $123,000 for the three months ended March 31, 2014, from $155,000 for the three months ended March 31, 2013 caused by assets becoming fully depreciated and fewer additions.

Interest income and expense. Interest expense decreased by $1,000, or 25.0%, to $3,000 for the three months ended March 31, 2014 from $4,000 for the three months ended March 31, 2013, primarily resulting from the reduction of the Company's debt balances outstanding. Interest income decreased by $1,000, or 33.3%, to $2,000 for the three months ended March 31, 2014 from $3,000 for the three months ended March 31, 2013 due primarily to changes in banking.

Income tax expense. Income tax expense increased by $1,000, or 8.3%, for the three months ended March 31, 2014 to $13,000 as compared to $12,000 for the prior year period related to higher Texas franchise tax expense accrued for increased revenues in the current year period.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2014 and March 31, 2013. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Nine Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$6,054	100.0%	$5,833	100.0%
TOTAL REVENUES	6,054	100.0%	5,833	100.0%
OPERATING EXPENSES:
Connectivity and operations	3,060	50.5%	2,931	50.3%
Sales and marketing	266	4.4%	338	5.8%
General and administrative	1,362	22.5%	1,179	20.3%
Depreciation and amortization	576	9.5%	610	10.5%
TOTAL OPERATING EXPENSES	5,264	87.0%	5,058	86.9%
INCOME FROM OPERATIONS	790	13.0%	775	13.1%

OTHER INCOME (EXPENSE)
Interest income	5	0.1%	5	0.1%
Interest expense	(10)	(0.2)%	(15)	(0.3)%
OTHER INCOME (EXPENSE), net	(5)	(0.1)%	(10)	(0.2)%

INCOME BEFORE INCOME TAX EXPENSE	785	13.0%	765	13.2%
Income tax expense	38	0.6%	36	0.7%
NET INCOME	$747	12.3%	$729	12.5%

NET INCOME PER COMMON SHARE:
BASIC	$0.04		$0.04
DILUTED	$0.04		$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,730,954		16,729,562
DILUTED	19,805,672		19,449,575
OTHER DATA:
Adjusted EBITDA(1)	$1,386		$1,395
Adjusted EBITDA margin(2)	22.9%		23.9%
CASH FLOW DATA:
Cash flow provided by operations	$1,335		$1,355
Cash flow used in investing activities	$(433)		$(499)
Cash flow used in financing activities	$(165)		$(192)
Reconciliation of net income to Adjusted EBITDA:
Net Income	$747		$729
Add: Depreciation and amortization	576		610
Stock based compensation	20		10
Interest expense	10		15
Income tax expense	38		36
Less: Interest income	(5)		(5)
Adjusted EBITDA(1)	$1,386		$1,395

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

Total revenue. Total revenue increased by $221,000, or 3.8%, to $6,054,000 for the nine months ended March 31, 2014, from $5,833,000 for the nine months ended March 31, 2013. Wireless broadband internet revenue increased by $396,000 to $4,953,000 for the current year period compared to $4,557,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the nine months ended March 31, 2014 as well as the full period results from the acquisitions of wireless subscribers completed in fiscal years 2013 and 2014. Increased revenues derived from wireless broadband Internet subscribers were partially offset by decreases in other types of Internet service revenues of $175,000 to $1,101,000 during the current year period compared to $1,276,000 for the prior year period, which is primarily attributed to the expected decline of dial-up customers moving to other providers’ broadband service.

Connectivity and operations. Connectivity and operations expense increased by $129,000, or 4.4%, to $3,060,000 for the nine months ended March 31, 2014, from $2,931,000 for the nine months ended March 31, 2013. Salaries, wages and related personnel expense increased $92,000, or 6.9%, to $1,430,000 for the current year period compared to $1,338,000 for the prior year period due to increases in technical personnel. Rents, utilities and tower lease expenses increased $21,000 to $483,000 for the nine months ended March 31, 2014, from $462,000 for the nine months ended March 31, 2013. A total increase of $16,000 in merchant fees, travel and materials and supplies to $432,000 was recorded for the current year period as compared to $416,000 for the prior year period. These increases are all a result of the Company's growth and network expansion from acquisitions of wireless subscribers completed in the twelve months ended March 31, 2014. Data and telecommunications expense remained steady at $715,000 for the current year period and the prior year period.

Sales and marketing. Sales and marketing expense decreased by $72,000, or 21.3%, to $266,000 for the nine months ended March 31, 2014 compared to $338,000 for the nine months ended March 31, 2013. Salaries, wages and related personnel costs decreased by approximately $31,000 to $182,000 for the current year period compared to $213,000 for the prior year period due to changes in personnel. Outside sales expense decreased by $29,000 to $33,000 for the current year period compared to $62,000 for the prior year period due to increased sales efforts through in house personnel. Advertising expense decreased by $17,000 to $28,000 for the current year period compared to $45,000 for the prior year period primarily due to employing more cost effective forms of advertising.

The above mentioned decreases were partially offset by an increase of $5,000 in facilities expense to $23,000 for the current year period compared to $18,000 in the prior year period related to general increases in utility expenses.

 General and administrative. General and administrative expense increased by $183,000, or 15.5%, to $1,362,000 for the nine months ended March 31, 2014, from $1,179,000 for the nine months ended March 31, 2013. Professional fees increased by $105,000 to $237,000 for the current year period compared to $132,000 for the prior year period due primarily to the addition of a new Chief Financial Officer in July 2013 who is engaged as a non-employee consultant to the Company and recruiting fees for accounting personnel. Personnel costs increased by $36,000 to $539,000 for the current year period compared to $503,000 for the prior year period due to changes in compensation. Stock based compensation expense and directors’ fees increased by $15,000 to $53,000 for the current year period compared to $38,000 for the prior year period primarily due to options issued during the current year period and the addition of a board member. Tower expenses increased by $39,000, or 25.3%, to $193,000 for the current year period compared to $154,000 for the prior year period due to annual tower lease escalations and new towers added with new acquisitions. Insurance expense also increased by $15,000, or 17.9%, to $99,000 compared to $84,000 for the prior year period due primarily to increases in workers’ compensation expense.

The above mentioned increases were partially offset by a decline in travel and other general and administrative costs of $27,000 to $172,000 for the current year period compared to $199,000 in the prior year period due primarily to recruiting fees having been incurred during the prior year period for technical services.

Depreciation and amortization. Depreciation and amortization decreased by $34,000, or 5.6%, to $576,000 for the nine months ended March 31, 2014, from $610,000 for the nine months ended March 31, 2013. This decrease was due to a $104,000 decrease in depreciation expense related to assets becoming fully depreciated during the last nine months ended March 31, 2014, partially offset by an increase of $70,000 in amortization of acquired subscriber costs resulting from recent acquisitions completed by the Company.

Interest income and expense. For the nine months ended March 31, 2014 and March 31, 2013, the Company recorded interest expense of $10,000 and $15,000, respectively. The decrease in interest expense of $5,000, or 33.3%, is related to a decrease in acquisition related debt outstanding. Interest income costs remained constant at $5,000 for the current and prior year periods.

Income tax expense. Income tax expense increased by $2,000, or 5.6%, for the nine months ended March 31, 2014 to $38,000 as compared to $36,000 for the prior year period primarily related to higher Texas franchise tax expense accrued for increased revenues in the current year period.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through cash flows from operations. During the nine months ended March 31, 2014, the Company recognized net income and positive cash flow from operations of approximately $747,000 and $1,335,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $3,032,000 at March 31, 2014. The Company expects to fund its operations during fiscal 2014 with cash flow from operations. During the March 2014 quarter the Company added technical personnel to its technical staff. The Company also expects to expand its sales and marketing initiatives during fiscal 2014, which we expect to cause future cash flow from operations to slightly decrease yet remain strong.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for its customers.  In addition, we recently engaged a financial advisor, the GulfStar Group, Inc., who is continuing to help us evaluate strategic alternatives for the Company. We expect that our capital expenditures and any future acquisitions will be funded from available cash, seller financing and borrowings from commercial banks and/or third parties; however there is no assurance that such financing will be able to be obtained when needed at desirable rates which could affect our success in achieving any or all of our initiatives. Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Cash provided by operating activities is comprised of net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended March 31, 2014, cash provided by operations was $1,335,000 as compared to $1,354,000 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, net income plus non-cash items contributed cash of $1,353,000 as compared to $1,346,000 contributed during the prior year period. Changes in operating assets and liabilities used cash of $18,000 and provided cash of $9,000 for the nine months ended March 31, 2014 and 2013, respectively.

Cash used in investing activities totaled $433,000 and $499,000 for the nine months ended March 31, 2014 and 2013, respectively, due primarily to purchases of capital improvements for existing wireless broadband internet infrastructure and an acquisition of subscribers.

Cash used in financing activities totaled $165,000 and $192,000 for the nine months ended March 31, 2014 and 2013, respectively, and consisted of principal payments on long term debt, including notes related to acquisitions.

Cash on hand increased by $737,000 during the nine months ended March 31, 2014. As of March 31, 2014, cash on hand was $3,032,000 as compared to $2,295,000 as of June 30, 2013. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

Off Balance Sheet Arrangements

None.

“Safe Harbor” Statement and Risk Factors

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995.

Certain of the statements contained in the body of this Quarterly Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.  These risks include, without limitation, that (1) we will not be able to increase our rural customer base at the expected rate, (2) we will not improve Adjusted EBITDA, profitability or product margins, (3) Internet revenue in high-speed broadband will continue to increase at a slower pace than the decrease in revenue from other Internet services resulting in greater operating losses in future periods, (4) financing will not be available to us if and as needed, (5) we will not be competitive with existing or new competitors, (6) we will not keep up with industry pricing or technological developments impacting the Internet, (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors or by regulatory changes, (8) service interruptions or impediments could harm our business, (9) acts of God and other events outside our control, such as hurricanes and other dangerous weather conditions, fires and lightning, could damage or destroy our facilities and network infrastructure, (10) we may be accused of infringing upon the  intellectual property rights of third parties, which will be costly to defend and could limit our ability to use certain technologies in the future, (11) government regulations could force us to change our business practices, (12) we may be unable to hire and retain qualified personnel, including our key officers, (13) future acquisitions of wireless broadband Internet customers and infrastructure may not be available on attractive terms and, if available, we may not successfully integrate those acquisitions into our operations, (14) provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management and (15) our stock price has historically been thinly traded and volatile and may continue to be thinly traded and volatile.  This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, the Company issued a total of 17,500 shares of its common stock for a purchase price of $0.35 per share paid in cash in connection with the exercise of certain previously issued employee stock options. These stock issuances were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance of the stock options involved two transactions by the Company not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the recipients of the stock options were Company insiders and are sophisticated, knowledgeable and experienced investors and (ii) the shares were issued through direct negotiations and did not involve general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3(ii)	Third Amendment to the Bylaws of Internet America, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2014).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart
32.1*	Section 1350 Certification of William E. Ladin, Jr.
32.2*	Section 1350 Certification of Randall J. Frapart
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 14, 2014
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: May 14, 2014
By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3(ii)	Third Amendment to the Bylaws of Internet America, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randal J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

 *Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

