Form 10-K
period 2014-06-30
INTERNET AMERICA INC
filed 2014-10-08
CIK 1001279

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2014

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

Based on the closing price of the registrant’s Common Stock on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $3,022,299 ($0.53 per share). Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 10% of the registrant’s common stock are considered to be affiliates.

The number of shares of common stock of the registrant outstanding as of September 26, 2014 was 16,747,062.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNET AMERICA, INC

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2014

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

PART I

Item 1. Business

General

Internet America, Inc. (“Internet America,” the “Company” or “we”) is an internet service provider ("ISP") focused on providing wireless high-speed broadband internet in rural markets. As of June 30, 2014, we served approximately 25,700 total subscribers in Texas, Oklahoma and Missouri. Our corporate headquarters are located in Houston, Texas, where our executive functions, call center and network monitoring systems reside. We are a corporation organized under the laws of the state of Texas that was formed in 1995.

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

While our major focus has remained in the Texas area to date, we are positioned to drive our vision of delivering high speed broadband internet services to more geographic rural areas. In fiscal year 2012, we made our first significant venture outside the state of Texas by purchasing a wireless network in Joplin, Missouri. In fiscal year 2014 we purchased a wireless network in northeast Oklahoma. We believe that our continued efforts to increase our higher revenue subscriber base will yield improvements in profitability and cash flow from operations. We have continued to make investments in the quality and efficiency of our operations over the past three years, and we have remained EBITDA positive with an improving liquidity position. We believe that we are well positioned to capitalize on growth opportunities.

Management considers the acquisition of rural wireless internet service providers (“WISPs”) as a potential method of increasing subscriber count, geographic reach and recurring revenue.  During fiscal years 2012 through 2014, Internet America acquired six small to medium wireless internet service providers and has since integrated them into its existing infrastructure. Future acquisitions will only be considered if (i) the acquisition does not jeopardize continued positive EBITDA, (ii) there is a clear path to integrating the acquisition into our current business and (iii) the acquisition is expected to produce positive cash flow from the date of acquisition. There is no guarantee that we will make significant or numerous acquisitions.

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

Other Services. Our DSL products provide high-speed broadband internet access over existing telephone lines and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the internet. Internet America offers a comprehensive line of commercial-grade business services including Metro Ethernet from 3 Mbps to 100 Mbps, full and fractional T3/DS-3 and T1/DS-1 leased lines, commercial fixed wireless (licensed and unlicensed) and commercial DSL. We also offer dial-up internet access package, which includes basic internet access and related internet applications such as e-mail, FTP and USENET news access.

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

Most of our customer care employees work out of the corporate office in Houston, Texas. They resolve support calls of all levels of technical difficulty with a focus on quality and on one call resolution. Customer care is available to subscribers during extended business hours, typically until 10 p.m. weekdays and 7 p.m. on weekends. In addition to diagnosing and resolving subscribers' technical problems, members of our customer care department answer questions about account status and billing information, respond to new product requests and provide configuration information.

Marketing

Our marketing efforts and expenditures are focused primarily on expanding our wireless subscriber base in very specific geographic areas that are represented by underserved markets whose characteristics meet our requirements for specific demographics and population density. We primarily use door hangars, direct mail, local events and advertising as well as outside and inside sales agents and a direct sales program to create brand and service awareness in these areas. We do not routinely use mass-marketing tools or tactics such as television advertising due to our focus on very narrow geographic areas.

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

Network Description. The current access networks are connected via leased lines which range in speed from 100 Mbps to 1,000 Mbps. From these local Points of Presence (“POPs”), bandwidth is distributed out to the access network via wired and wireless connections. The majority of the route links are connected via commercially available fixed wireless links using point-to-point wireless Ethernet bridges in both licensed and unlicensed bands ranging in speeds from 40 Mbps to 300 Mbps. Access towers are then used to distribute bandwidth to approximately 9,000 end-users using commercially available fixed wireless technology utilizing ISM frequency bands (900 Mhz, 2.4 Ghz, 3.65 Ghz, 5.2 Ghz and 5.8 Ghz) in addition to some licensed 2.5 Ghz EBS frequency in and around Joplin, Missouri. Our POPs are located in rural areas near or surrounding the following cities: Dallas, Fort Worth, Houston, Victoria and San Antonio, Texas; Pryor, Oklahoma and Joplin, Missouri.

Internal Network Infrastructure. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of potential single points of failure. Speed is achieved through the deployment of clustered systems, aggressive network capacity planning and upgrades, diverse network architecture, multiple diverse internet backbone connections and 'most-direct-route' network topology. Additional available speed is provided by larger bandwidth connections and installation of higher speed capacity radios and back hauls. Automated software tools remotely monitor the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure and transmit alerts to both Virtual Communications Center (“VCC”) personnel and local field employees. This alert system includes an automated escalation path for notification of supervisors based on type of alert and time lapsed. Our VCC is staffed 365 days a year and communicates with external service providers when needed. Other software tools, such as statistical analysis software, are used to provide data about the quality of service most subscribers are experiencing, as well as information to identify the need for additional bandwidth and services in an efficient and proactive manner. These centralized monitoring systems allow for scalable monitoring and enhanced customer service.

Internet America’s core network infrastructure is located in a secure leased cage at a SSAE-16 compliant data center located in Houston, Texas. This facility, which has fully redundant power and cooling, is constructed to withstand category 5 hurricane conditions. Currently, our core network router/switch hardware includes a pair of Cisco 6509 switch/routers that provide fully-redundant routing between our 900 Mbps of upstream internet access across three separate internet service providers.

Management Information Systems (“MIS”). Our MIS department uses a near real-time customer database, billing and flow-through fulfillment system (“CMS”) to handle all customer contact and billing information for the services we provide. The CMS maintains access controls for the authentication servers and various applications. The system also creates customer invoices and automatically processes credit card charges and automatic check handling. We continually enhance the CMS to provide additional functionality for improved financial, marketing and management reporting.

Proprietary Rights

We believe that our success is more dependent upon our technical, marketing and customer service expertise than on our proprietary intellectual property rights, which primarily rely on copyright and trademark laws. “Internet America,” the Internet America logo, “1-800-Be-A-Geek,” “Airmail.net," "Airnews.net," and “PDQ.net” are registered service marks of Internet America or its subsidiaries. As we expand our rural footprint into contiguous communities and become more entrenched and integrated into the communities that we serve through our local staff and internet connectivity, we believe that our brand and our presence may create some barriers to entry by others and more loyalty on the part of our rural customers.

Competition

The internet services market is extremely competitive in every segment, including dial-up, wired broadband (DSL, Cable and fiber) and wireless.

In the dial-up segment, where we have approximately 2,900 subscribers, there are no substantial barriers to entry. We anticipate dial-up subscribers will continue to decline as more subscribers convert to the various broadband services available to them.

The wired broadband services segment, such as DSL (where we have approximately 800 subscribers), cable or fiber, is also extremely competitive. The markets we serve with DSL have been flooded with services from our competitors, some of which have greater resources than we have and are able to offer their products at lower prices. To service our DSL customers, we rely on local loop providers with whom we compete in order to provide service to our customers. These providers have been exerting pressure on independent ISPs, including raising prices and changing billing relationships, all of which puts us at a competitive disadvantage. Many local loop providers have consolidated or failed, causing fewer choices for us to offer to our customers.

While there is still significant competition in the wireless segment, we focus on marketing to underserved geographic areas (i.e., those areas where there is less competition or technically inferior services available). Internet America operates networks located in rural areas near or surrounding the following cities: Dallas, Fort Worth, Houston, Victoria and San Antonio, Texas; Pryor, Oklahoma and Joplin, Missouri. We believe competition in these areas is generally from locally owned wireless broadband operators who lack our operating scale and monitoring systems. These operators generally have significantly higher prices and/or inefficient operations.

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

The FCC has determined that internet access providers utilizing DSL technology provide “information services functionally integrated with a telecommunications component.” Current FCC regulations allow telephone companies the flexibility to offer access to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis or some combination of both. Internet America currently has approximately 800 DSL subscribers. We rely on contracts to share the DSL transmission component for our existing DSL service with our telephone service providers. Our relationships and agreements with these providers allow Internet America to continue to provide cost effective DSL service to our customers; however, there is no guarantee that we will be successful in renegotiating or extending our contracts with these providers at favorable prices.

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

Employees

As of June 30, 2014, we employed 52 people, all of whom were full-time employees. None of our current employees are represented by a labor organization, and we consider employee relations to be good.

Environmental Compliance

Due to the nature of our business, there are no material costs or effects associated with our compliance with environmental laws (federal, state and local).

Research and Development Activities

Due to the nature of our business, no material amount was spent on research and development activities during fiscal years 2013 or 2014.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas at 6210 Rothway Street, Suite 100, where our executive functions, call center and network monitoring exist. This 11,673 square foot facility is leased through December 2020.

The Internet America core network is located in a secure leased cage at a SSAE-16 compliant data center. The term of our lease at this facility is currently month-to-month.

We own property consisting of 0.13 acres located at 901 N. Cameron in Victoria, Texas, an office building and a tower used in connection with our wireless operations in Southwest Texas. We believe that all of our facilities are adequately maintained and insured and are suitable for their present use.

Item 3. Legal Proceedings

On July 17, 2014, the Steven G. Mihaylo Trust and Summit Growth Management LLC filed a petition against the Company, William E. Ladin, Jr., Randall J. Frapart, Raymond L. Horn, Dean L. Greenberg, and Justin McClure in the 127th Judicial District Court of Harris County, Texas.  The petition alleges that the individual defendants mismanaged the Company and asserts claims for breach of fiduciary duty, shareholder oppression, failure to call a shareholder meeting, and declaratory relief.  The petition seeks an order compelling the Company to set an annual meeting and is seeking damages, a declaration of the parties’ rights, and attorneys' fees.  The matter is in its preliminary stages. As previously disclosed in its filings with the Securities and Exchange Commission, the Company has engaged a financial advisor, GulfStar Group, Inc., to assist the Board in evaluating possible strategic alternatives.  The defendants believe that the Company has implemented a robust process to evaluate potential strategic alternatives to maximize value for the shareholders and intend to mount a vigorous defense.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol GEEK. The following table shows the high and low sales prices (per share) of our common stock for the periods indicated as reported on the OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2014:
Fourth Quarter	$0.75	$0.60
Third Quarter	0.70	0.49
Second Quarter	0.54	0.45
First Quarter	0.59	0.37
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$0.42	$0.37
Third Quarter	0.45	0.37
Second Quarter	0.54	0.31
First Quarter	0.37	0.28

At September 26, 2014, there were 205 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of our shareholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then current conditions they deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in the first column

Equity compensation plans approved by security holders	1,226,526	$0.40	755,974

Equity compensation plans not approved by security holders	-	-	-

Total	1,226,526	$0.40	755,974

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the financial condition and results of operations of Internet America, Inc. for the years ended June 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

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

Overview

We are a Wireless ISP that is focused on providing high-speed broadband internet in rural underserved and non-served markets. At June 30, 2014, we served approximately 9,000 wireless broadband internet subscribers and 25,700 total subscribers in Texas, Oklahoma and Missouri. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all of its revenues from internet access services and related fees.

During fiscal 2014, we continued to focus on quality process implementation, including investing in infrastructure upgrades, management development and simplifying internal systems and procedures.  During fiscal 2014, we were able to increase our overall bandwidth at a lower total cost and upgrade significant portions of our infrastructure enabling us to deliver bandwidth to our customers faster and more reliably.   These efforts improved productivity and customer satisfaction and resulted in slightly decreased adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, impairment loss, and stock-based compensation expense) for the year. Adjusted EBITDA for fiscal 2014 decreased 3% to approximately $1,766,000, as compared to adjusted EBITDA of approximately $1,823,000 for fiscal 2013. Based on present operations, we expect an upward trend in adjusted EDITDA during fiscal 2015.

During fiscal 2014, we continued the development of our management team by adding a Chief Financial Officer. The completed management team is enthusiastic about building a financially strong company in an environment where many of the companies in the wireless service industry are not profitable and are having challenges surviving.

During fiscal 2014, we used $484,000 of our available cash on capital upgrades and infrastructure expansion. Additionally we used $132,000 of cash on hand as the cash portion of our $580,000 investment in acquisitions. We also reduced our debt by $81,000. In spite of the $697,000 used on these items, year-end cash on hand increased by $812,000 to $3,107,000, a 35% increase from the prior year-end balance. At August 31, 2014, cash on hand totaled $3,354,000.

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

 Results of Operations - Year Ended June 30, 2014 Compared to June 30, 2013

The following table shows financial data for the years ended June 30, 2014 and 2013. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

	Year Ended June 30,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$8,104	100.0%	$7,803	100.0%
TOTAL REVENUES	8,104	100.0%	7,803	100.0%
OPERATING EXPENSES:
Connectivity and operations	4,006	49.4%	3,803	48.7%
Sales and marketing	333	4.1%	440	5.6%
General and administrative	2,021	24.9%	1,748	22.4%
Depreciation and amortization	777	9.6%	796	10.2%
Impairment loss	-	0.0%	69	0.9%
TOTAL OPERATING EXPENSES	7,137	88.1%	6,856	87.8%
INCOME FROM OPERATIONS	967	11.9%	947	12.1%

OTHER INCOME (EXPENSE)
Interest income	7	0.1%	8	0.1%
Interest expense	(12)	(0.1)%	(19)	(0.2)%
OTHER EXPENSE, net	(5)	(0.1)%	(11)	(0.1)%

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	962	11.9%	936	12.0%
Income tax benefit	(4,946)	(61.0)%	(3,542)	(45.4)%
NET INCOME and TOTAL COMPREHENSIVE INCOME	$5,908	72.9%	$4,478	57.4%

NET INCOME PER COMMON SHARE:
BASIC	$0.35		$0.27
DILUTED	$0.30		$0.23
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,734,981		16,729,562
DILUTED	19,892,591		19,449,887
OTHER DATA:
Adjusted EBITDA(1)	$1,766		1,823
Adjusted EBITDA margin(2)	21.8%		23.4%
CASH FLOW DATA:
Cash flow provided by operations	$1,651		$1,755
Cash flow used in investing activities	$(616)		$(632)
Cash flow used in financing activities	$(223)		$(260)
Reconciliation of net income to adjusted EBITDA:
Net Income	$5,908		$4,478
Add: Depreciation and amortization	777		796
Impairment loss	-		69
Stock based compensation	22		11
Interest expense	12		19
Income tax benefit	(4,946)		(3,542)
Less: Interest income	(7)		(8)
Adjusted EBITDA(1)	$1,766		$1,823

(1)    Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization, impairment loss and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)    Adjusted EBITDA margin represents adjusted EBITDA as a percentage of total revenues.

Total revenues. Total revenues increased by $301,000, or 3.9%, to $8,104,000 in fiscal 2014 from $7,803,000 in fiscal 2013. Wireless broadband internet revenue continued to increase by $532,000, or 8.7%, to $6,661,000 in fiscal 2014 compared to $6,129,000 in fiscal 2013.

This increase in wireless broadband internet revenue was partially offset by the net decrease in dial-up, DSL and commercial services internet subscriber counts of $231,000, which was primarily attributed to dial-up customers upgrading to our wireless services or to high-speed broadband services provided by other service providers.

Connectivity and operations. Connectivity and operations expenses increased by $203,000, or 5.3%, to $4,006,000 in fiscal 2014 from $3,803,000 in fiscal 2013. Materials and supplies increased by $36,000 in fiscal 2014 as compared to fiscal 2013 primarily due to the increased efforts to improve the infrastructure throughout our network. Personnel and contract labor costs increased $159,000 in fiscal 2014 as compared to fiscal 2013 due primarily to the acquisition of Upperspace in northeast Oklahoma in November 2013 and increased field personnel. Tower lease costs increased $11,000 for fiscal 2014 compared to fiscal 2013 due to the acquisition of Upperspace and improvements in the Company’s wireless broadband infrastructure and increases in tower rental rates. An inventory reserve was established in fiscal 2014 in the amount of $15,000 for inventory items (1) that are expected to be unusable due to condition or utility or (2) whose expected sales price is lower than the book value. Merchant fees also increased by $3,000 in fiscal 2014 as compared to fiscal 2013 due to higher revenue volume during fiscal 2014.

The previously discussed increases were partially offset by a decrease in data and telecommunications expense of $7,000 in fiscal 2014 as compared to fiscal 2013 due to decreased call volume resulting from improvements in our systems, renegotiating more favorable terms with telecommunications service providers, and a decrease in travel and mileage expense of $14,000 in fiscal 2014 compared to fiscal 2013 due to increased efforts to reduce costs in the wireless field department.

Sales and marketing. Sales and marketing expenses decreased by $107,000, or 24.3%, to $333,000 in fiscal 2014 from $440,000 in fiscal 2013. Outside sales expenses decreased by $37,000 in fiscal 2014 compared to fiscal 2013 due to increased utilization of internal sales and marketing efforts. Advertising expense also decreased by $26,000 in fiscal 2014 compared to fiscal 2013 due to less use of public radio and newspaper advertising. Personnel costs decreased $49,000 in fiscal 2014 as compared to fiscal 2013 due to reductions of sales staff in fiscal 2014.

The previously discussed decreases were partially offset by an increase of $5,000 in facilities expense, which represents the portion of the moving expenses incurred in connection with the move to a new corporate headquarters in fiscal 2014 that was allocable to sales and marketing.

General and administrative. General and administrative expenses increased by $273,000, or 15.6%, to $2,021,000 in fiscal 2014 from $1,748,000 in fiscal 2013. Salaries and wages increased $24,000 in fiscal 2014 compared to fiscal 2013 primarily due to the implementation of merit wage increases and increased health insurance costs, as well as the addition of full time employees. Insurance costs increased by $19,000 in fiscal 2014 compared to fiscal 2013 due to an increase in renewal rates on corporate insurance policies and an endorsement on the auto policy for the new fleet of trucks. Facilities costs increased by $55,000 in fiscal 2014 compared to fiscal 2013 primarily due to the move to a new corporate headquarters that occurred during fiscal 2014 and the addition of storage units in our expanding network. Professional/legal/consulting expenses increased by $173,000 in fiscal 2014 compared to fiscal 2013 due to the addition of a new Chief Financial Officer who is engaged as a non-employee consultant, and increased consulting and legal fees from legal matters and engaging a financial advisor for the Company. Stock compensation/director fees increased by $8,000 in fiscal 2014 as compared to fiscal 2013 due primarily to the issuance of stock options in the first quarter of fiscal 2014. Telecommunication expenses also increased by $5,000 in fiscal 2014 compared to fiscal 2013 due to the move to the new corporate headquarters during fiscal 2014 and the implementation of new circuits.

The previously discussed expense increases were partially offset by a decrease in travel and entertainment expenses of $6,000 in fiscal 2014 compared to fiscal 2013 due to cost cutting efforts by management. Other costs decreased by $5,000 in fiscal 2014 compared to fiscal 2013 primarily due to reduction of safety training and climbing gear needed in fiscal 2014 resulting from stability of wireless field management.

Depreciation and amortization. Depreciation and amortization expense decreased by $19,000, or 2.4%, to $777,000 in fiscal 2014 from $796,000 in fiscal 2013. Depreciation expense decreased $125,000 in fiscal 2014 as compared to fiscal 2013 due to assets becoming fully depreciated during fiscal 2014, which was partially offset by an increase in amortization expense of $106,000. The increase in amortization expense of subscriber acquisition costs was due primarily to the acquisition of Upperspace in November 2013.

Impairment loss. Goodwill was recorded in the acquisition of NeoSoft, Inc. in 1998 and PDQ.Net, Inc. in 1999. During fiscal 2014 and 2013, the Company recorded an impairment loss of zero and $69,000, respectively.

 Interest income and expense. For fiscal 2014 and 2013, the Company recorded interest expense of $12,000 and $19,000, respectively.  The $7,000 decrease in interest expense resulted primarily from the reduction in the Company’s long-term debt. For fiscal 2014 and 2013, the Company recorded interest income of $7,000 and $8,000, respectively. The $1,000 decrease in interest income was primarily due changes in banking arrangements in fiscal 2014.

Income tax benefit. Income tax benefit increased by $1,404,000 in fiscal 2014 to $4,946,000 as compared to $3,542,000 in fiscal 2013, primarily related to the Company reversing $5,000,000 and $3,600,000 for fiscal years 2014 and 2013, respectively, of the valuation allowance for the net deferred tax assets in expectation of generating taxable income in the future. This increase was complemented by income tax expense, or Texas franchise tax, of $54,000 in fiscal 2014, down $4,000 from fiscal 2013 of $58,000.

Liquidity and Capital Resources

We have historically financed our operations primarily through (i) cash flow from operations, (ii) public and private sales of equity securities and (iii) loans from shareholders and third parties. During the fiscal year ended June 30, 2014, the Company increased cash and cash equivalents by $812,000, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $3,107,000 at June 30, 2014. The Company expects to continue to fund its operations with cash flow from operations. The Company will continue to focus on sales and expense management and expects continuing improvement in profits in the near and medium term.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2014, cash provided by operations was $1,651,000 compared to $1,755,000 for fiscal 2013.

For fiscal 2014, net income plus non-cash items was $1,714,000 compared to $1,752,000 in fiscal 2013. Changes in operating assets and liabilities used cash of $63,000 and provided cash of $3,000 for fiscal years 2014 and 2013, respectively.

Cash used in investing activities totaled $616,000 for the fiscal 2014 compared to $632,000 for fiscal 2013. Cash used in investing activities relates primarily to the deployment of new wireless broadband internet infrastructure and cash paid for acquisitions.

Cash used in financing activities totaled $223,000 and $260,000 for fiscal 2014 and 2013, respectively, and consisted primarily of principal payments on debt.

Cash on hand increased by approximately $812,000 during the fiscal 2014. At June 30, 2014, cash on hand was approximately $3,107,000 compared to approximately $2,295,000 at June 30, 2013.

The following are the Company’s contractual cash obligations, as of June 30, 2014, for the periods indicated below:

		Payments Due During the Year Ending June 30,
	Total	2015	2016	2017	2018	2019	Thereafter
Connectivity contracts	$546,509	$316,221	$187,314	$39,814	$3,160	$-	$-
Operating leases	3,795,972	706,253	473,880	377,347	293,709	228,865	1,715,918
Notes payable	152,678	152,678	-	-	-	-	-
Capital lease	144,998	34,351	36,181	38,012	36,454	-	-
	$4,640,157	$1,209,503	$697,375	$455,173	$333,323	$228,865	$1,715,918

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

Goodwill

Goodwill is the excess of the acquisition costs of a reporting unit over the fair value of the identifiable net assets acquired. Pursuant to FASB guidance on goodwill and other intangibles, we perform a qualitative evaluation of goodwill at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If our qualitative evaluation indicates an impairment may exist we then complete the following two-step process. If the book value of an acquired reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements of Internet America and its consolidated subsidiaries are attached hereto as pages F-1 through F-18 and include our Consolidated Balance Sheets at June 30, 2014 and 2013, our Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for the years ended June 30, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that assessment under the COSO criteria, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 20, 2014, our internal control over financial reporting was not effective.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual of interim will not be prevented or detected on a timely basis. Our management concluded that there was a material weakness in the forecast analysis used in estimating the valuation allowance for deferred tax assets as of June 30, 2014. The forecast used assumptions that were estimates of projected operating results. The assumptions were updated to include information that could be objectively verified and the valuation allowance was adjusted. In order to remediate the material weakness, we are developing and implementing new procedures to review the valuation allowance relating to the deferred tax asset.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about each of our directors and executive officers. Steven G. Mihaylo resigned as a Class III director on March 20, 2014. His board seat remains vacant as of the date of this Report.

NAME	AGE	POSITION	DIRECTOR SINCE/ CLASS OF DIRECTOR (1)

William E. (Billy) Ladin, Jr.	73	Chairman of the Board and Chief Executive Officer	January 2000 / (Class I)

Randall J. Frapart	56	Chief Financial Officer and Chief Accounting Officer	N/A

Raymond L. Horn	57	Chief Operating Officer	N/A

Dean L. Greenberg	75	Director	February 2013 / (Class I)

Justin McClure	50	Director	April 2004 / (Class II)

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

William E. (Billy) Ladin, Jr.  Mr. Ladin became the Chief Executive Officer and Chairman of the Board of Directors in September 2003 after serving as Vice Chairman and as a director of the Company since January 2000. He joined the Company in connection with its acquisition of PDQ.Net, a Houston-based internet service provider that Mr. Ladin formed in 1997. Mr. Ladin served as the Company's Chief Financial Officer and Chief Accounting Officer from March 2010 through August 2013. Mr. Ladin served as the CEO of PDQ.Net until its acquisition by the Company. Prior to founding PDQ.Net, Mr. Ladin was the founder and CEO of ComputerCraft, a 37 store microcomputer retailer, a founder of MCCA (Mobile Communications Corporation of America) and a founder of First of Texas, a New York Stock Exchange Member firm.  Mr. Ladin received his B.A. from Brown University.

Randall J. Frapart. Mr. Frapart became the Chief Financial Officer and Chief Accounting Officer of the Company in August 2013. Mr. Frapart also currently serves as the CFO of US Dataworks, Inc, a position held since July 2009. From 2009 to 2012, Mr. Frapart served as the President of Albeck Financial Services, Inc., a pre-audit accounting firm. In 2008, Mr. Frapart served as CFO of Plumgood Food, LLC, an online grocer. Formerly, Mr. Frapart served in a CFO role for a publicly traded golf accessory company and for two software companies that served financial exchanges and large BCBS health insurers. Prior to that, Mr. Frapart worked for 12 years at KPMG in Chicago. Mr. Frapart received his B.S. in Accounting from Washington University in St. Louis, has his MBA in Management from the University of Texas and is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on its review of the copies of such forms and representations from certain reporting persons that they were not required to file Forms 5 for fiscal 2014, the Company believes that all of its officers, directors and 10% shareholders complied with all Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal 2014 except that Randall J. Frapart was one day late filing his Form 3 following his appointment to the positions of Chief Financial Officer and Chief Accounting Officer.

Audit Committee

The Audit Committee of the Board of Directors is currently composed of Messrs. McClure and Greenberg, each of whom is independent as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. McClure replaced Mr. Mihaylo as a financial expert as defined in Item 407(d)(5)(2) of Regulation S-K under the Exchange Act following Mr. Mihaylo’s resignation from the Board on March 20, 2014.

Item 11. Executive Compensation

Fiscal 2013 Summary Compensation Table

The following table sets forth information regarding compensation paid for services rendered in all capacities to Internet America to those persons who served as our executive officers during the last two fiscal years ("named executive officers").

				Option		All other
Name and		Salary	Bonus	Awards		Compensation	Total
Principal Position	Fiscal Year	($)	($)	($)		($)	($)

William E. (Billy) Ladin, Jr.	2014	$157,000	-	-		-	$157,000
Chairman of the Board and	2013	$153,000	-	-		-	$153,000
Chief Executive Officer
Randall J. Frapart	2014	$100,000	-	$16,000	(1)	-	$116,000
Chief Financial Officer and
Chief Accounting Officer
Raymond L. Horn (2)	2014	$87,000	$1,000	-		-	$88,000
Chief Operating Officer and	2013	$85,000	-	$6,000	(3)	-	$91,000
Executive Vice President

(1)  In fiscal 2014, Mr. Frapart received ten-year options to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which options vest as follows (1) 25% on the grant date, (2) 75% if and when the price of the common stock has averaged $1.00 per share for the previous 90 consecutive business days. Option award value is calculated using the Black-Scholes pricing method with the following assumptions for fiscal 2014: option term of 4.75 years, volatility of 453%, risk-free interest rate of 1.38%, forfeiture rate of 50% and an expected dividend yield of zero.

(2)  Includes compensation paid to Mr. Horn in fiscal 2013 prior to his becoming an executive officer in October 2012.

(3)  In fiscal 2013, Mr. Horn received ten-year options to purchase 45,000 shares of common stock at an exercise price of $0.35 per share, which options vest as follows (1) 25% on the grant date, (2) 25% on each anniversary of the grant date until fully vested.

We do not have any written employment agreements or arrangements with our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the value of stock options outstanding at June 30, 2014 held by the named executive officers. No options were exercised by the named executive officers in fiscal 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercised	Option Exercise Price ($)	Option Expiration Date

William E. (Billy) Ladin, Jr.	200,000	-	$0.50	3/30/2017
	50,000	-	$0.50	10/23/2019
	-	300,000	$0.30	2/18/2021
Raymond L. Horn	11,250	33,750	$0.35	10/30/2022
Randall J. Frapart	25,000	75,000	$0.45	7/16/2023

Director Compensation

The following compensation was paid to our non-employee directors for their service during fiscal 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Justin McClure	$15,459	$-	$-	$15,459

Steven G. Mihaylo (1)	$11,088	$-	$-	$11,088

Dean L. Greenberg	$14,782	$-	$-	$14,782

(1)	Mr. Mihaylo resigned from the Board of Directors on March 20, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 26, 2014, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our voting securities and other classes of our equity securities, (ii) our named executive officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned	Right to Acquire Beneficial Ownership of Common Stock within 60 days of September 26, 2014 (2)	Total Common Stock	Common Stock (3)	Preferred Stock (3)	Percentage of Voting Securities Beneficially Owned (3)

Arnold Schumsky	-	170,648	170,648	170,648	1.0%	6.3%	*
John Palmer (4)	1,305,290	853,242	853,242	2,158,532	12.3%	31.4%	11.1%
Sanders Childrens Trust	-	170,648	170,648	170,648	1.0%	6.3%	*
Stuart Sternberg	-	511,945	511,945	511,945	3.0%	18.8%	2.6%
Yvette Sturgis	-	170,648	170,648	170,648	1.0%	6.3%	*
Steve G. Mihaylo Trust (5)	7,000,000	500,000	550,000	7,550,000	43.6%	18.4%	38.7%
Lloyd I. Miller III (6)	850,625	-	-	850,625	5.1%	*	4.4%

Named Officers and Directors
William E. (Billy) Ladin Jr.	1,288,275	341,297	591,297	1,879,572	10.8%	12.6%	9.5%
Randall J. Frapart	-	-	25,000	25,000	*	*	*
Raymond L. Horn	2,000	-	22,500	24,500	*	*	*
Dean L. Greenberg	174,221	-	-	174,221	1.0%	*	*
Justin McClure (7)	424,200	-	124,026	548,226	3.2%	*	2.8%

All Current directors and executive officers as a group	1,888,696	341,297	762,823	2,651,519	15.1%	12.6%	13.3%

*  Less than one percent.

(1)	Except as noted below, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable, and the information contained in the footnotes to this table.

(2)	Includes shares of Series A Preferred Stock since such shares are currently convertible into shares of common stock on a one-for-one basis and which have the right to vote as common stock on an as converted basis.

(3)	Applicable percentage ownership of common stock is determined using a denominator of 16,747,062 shares of common stock issued and outstanding as of September 26, 2014. Applicable percentage ownership of Preferred Stock is determined using a denominator of 2,718,428 shares of Series A Preferred Stock issued and outstanding on September 26, 2014. Applicable percentage ownership of voting securities is determined using a denominator of 19,465,490 shares of voting securities issued and outstanding as of September 26, 2014 (comprised of the total number of shares of common stock and Preferred Stock outstanding) plus the number of shares of common stock that could be acquired through exercise of vested warrants and options as of September 26, 2014 held by the applicable owner. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of September 26, 2014 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of another person.

(4)	The amounts shown for Ambassador Palmer include: (i) 776,666 shares of common stock held by J.N. Palmer Family Partnership, a limited partnership in which Ambassador Palmer is general partner and (ii) 76,667 shares of common stock and 853,242 shares of Series A Preferred Stock owned by GulfSouth, in which Ambassador Palmer has sole ownership. Notwithstanding the fact that such holdings are reported in the above table, such reporting shall not be construed as an admission by Ambassador Palmer that he is the beneficial owner of, and Ambassador Palmer disclaims beneficial ownership of 451,957 of the shares of common stock owned by the J.N. Palmer Family Partnership, for which he does not hold proportionate interest, and all of the shares of common stock and Series A Preferred Stock owned by GulfSouth.

(5)	All shares of common stock are held by The Steven G. Mihaylo Trust, of which Mr. Mihaylo is the Trustee. All shares of Preferred Stock are held by Summit Growth Management, LLC, of which Mr. Mihaylo is the Managing Member

(6)	Lloyd I. Miller III filed Schedule 13G with the Securities and Exchange Commission on September 17, 2014 for beneficial ownership of 850,625 shares of common stock.

(7)	The amounts shown for Mr. McClure include, and Mr. McClure disclaims, beneficial ownership of 261,900 shares of common stock owned by Mr. McClure’s children.

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

We have a policy providing that all transactions between us and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties. Messrs. McClure and Greenberg, are independent directors, as defined by NASDAQ Listing Rule 5605(a)(2) (although the Company is not a listed issuer). Mr. Ladin is not independent because he is currently employed by the Company as its Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees

Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent principal auditors, has billed us aggregate fees of approximately $87,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2014 and for the reviews of our financial statements included in our Forms 10-Q for that fiscal year. PKF billed us aggregate fees of approximately $81,000 for professional services rendered for the audit of our financial statements for the year ended June 30, 2013 and for the reviews of our financial statements included in our Forms 10-Q for that fiscal year.

Audit Related Fees, Tax Fees and All Other Fees

There were no audit related fees, tax fees or other fees billed for services rendered by PKF in fiscal 2014 or fiscal 2013.

Compatibility of Certain Fees with Independent Registered Public Accounting Firm’s Independence

Our Audit Committee has adopted pre-approval policies and procedures pursuant to which the engagement of any independent registered public accounting firm is approved. Such procedures govern the ways in which the Audit Committee will pre-approve audit and various categories of non-audit services that the auditor provides to the Company. In accordance with this policy, the Audit Committee approved the provision of audit services by PKF for the fiscal year ending June 30, 2014. Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management. All of the audit services which were performed by PKF in fiscal 2014 and fiscal 2013 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this Report.

(b)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).

3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5	Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998; Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999; and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2014).

4.1	Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3	Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4	Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

10.2	Loan Agreement dated October 28, 2013 by and between Internet America, Inc. and Frost Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

23.1*	Consent of Independent Public Registered Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 8th day of October, 2014.

INTERNET AMERICA, INC.

/s/William E. Ladin, Jr.
William E. (Billy) Ladin, Jr.
Chief Executive Officer

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William E. Ladin, Jr. and Randall J. Frapart as his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William E. Ladin, Jr.	Chairman of the Board and	October 8, 2014
William E. (Billy) Ladin, Jr.	Chief Executive Officer

/s/ Randall J. Frapart	Chief Financial Officer and	October 8, 2014
Randall J. Frapart	Chief Accounting Officer

/s/ Justin McClure	Director	October 8, 2014
Justin McClure

/s/ Dean L. Greenberg	Director	October 8, 2014
Dean L. Greenberg

INTERNET AMERICA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Internet America, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Internet America, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Pannell Kerr Forster of Texas, P. C.

Houston, Texas

October 8, 2014

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,107,142	$2,295,190
Accounts receivable, net of allowance for uncollectible accounts of $10,496 and $9,801 as of June 30, 2014 and 2013, respectively	215,805	155,154
Inventory	354,080	423,947
Prepaid expenses and other current assets	94,001	71,311
Deferred tax asset	422,000	260,000
Total current assets	4,193,028	3,205,602

Property and equipment—net	1,585,546	1,431,001
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs—net	691,193	420,141
Deferred tax asset	8,178,000	3,340,000
Other assets	41,181	48,455
TOTAL ASSETS	$16,657,075	$10,413,326

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,059	$159,791
Accrued liabilities	597,529	429,275
Deferred revenue	798,320	768,379
Current portion of long-term debt and capital lease	187,029	226,383
Total current liabilities	1,740,937	1,583,828
Other liability	193,433	-
Long-term debt and capital lease, net of current portion	110,647	152,677
Total liabilities	2,045,017	1,736,505

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of June 30, 2014 and 2013	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,747,062 and 16,729,562 outstanding as of June 30, 2014 and June 30, 2013, respectively.	167,471	167,296
Additional paid-in capital	63,069,658	63,042,066
Accumulated deficit	(48,652,256)	(54,559,726)
Total shareholders' equity	14,612,058	8,676,821
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,657,075	$10,413,326

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2014	2013
REVENUES:
Internet services	$8,103,632	$7,802,530
TOTAL REVENUES	8,103,632	7,802,530

OPERATING EXPENSES:
Connectivity and operations	4,006,457	3,802,528
Sales and marketing	332,873	439,830
General and administrative	2,021,022	1,747,770
Depreciation and amortization	776,794	796,228
Impairment loss	-	69,000
TOTAL OPERATING EXPENSES	7,137,146	6,855,356

INCOME FROM OPERATIONS	966,486	947,174

OTHER INCOME (EXPENSE)
Interest income	7,130	7,642
Interest expense	(12,357)	(19,238)
OTHER EXPENSE, net	(5,227)	(11,596)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	961,259	935,578
Income tax benefit	(4,946,211)	(3,542,387)

NET INCOME and TOTAL COMPREHENSIVE INCOME	$5,907,470	$4,477,965

NET INCOME PER COMMON SHARE:
BASIC	$0.35	$0.27
DILUTED	$0.30	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,734,981	16,729,562
DILUTED	19,892,591	19,449,887

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the years ended June 30, 2014 and 2013
	Preferred Stock		Common Stock		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
BALANCE, JUNE 30, 2012	2,718,428	$27,185	16,729,562	$167,296	$63,030,865	$(59,037,691)	$4,187,655
Stock based compensation	-	-	-	-	11,201	-	11,201
Net income	-	-	-	-	-	4,477,965	4,477,965
BALANCE, JUNE 30, 2013	2,718,428	27,185	16,729,562	167,296	63,042,066	(54,559,726)	8,676,821
Exercise of stock options	-	-	17,500	175	5,950	-	6,125
Stock based compensation	-	-	-	-	21,642	-	21,642
Net income	-	-	-	-	-	5,907,470	5,907,470
BALANCE, JUNE 30, 2014	2,718,428	$27,185	16,747,062	$167,471	$63,069,658	$(48,652,256)	$14,612,058

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$5,907,470	$4,477,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	776,794	796,228
Impairment loss	-	69,000
Loss from sale or disposal of assets	8,173	4,877
Provision for (recovery of) bad debt	28	(7,733)
Stock based compensation	21,642	11,201
Deferred income taxes	(5,000,000)	(3,600,000)
Changes in operating assets and liabilities:
Accounts receivable	(60,679)	(43,707)
Inventory	65,373	2,364
Prepaid expenses and other current assets	(24,610)	78,961
Other assets	14,955	(20,957)
Accounts payable and accrued liabilities	(26,912)	(1,103)
Deferred revenue	(31,385)	(12,418)
Net cash provided by operating activities	1,650,849	1,754,678
INVESTING ACTIVITIES:
Purchases of property and equipment	(483,753)	(584,131)
Proceeds from release of restricted cash	-	6,432
Proceeds from sale of assets	-	21,403
Cash and other consideration paid for acquisitions	(132,108)	(76,000)
Net cash used in investing activities	(615,861)	(632,296)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,125	-
Principal payments of long-term debt	(226,383)	(260,422)
Principal payments of capital lease	(2,778)	-
Net cash used in financing activities	(223,036)	(260,422)
NET INCREASE IN CASH AND CASH EQUIVALENTS	811,952	861,960
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,295,190	1,433,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,107,142	$2,295,190
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12,925	$19,405
Cash paid for income taxes	$97,839	$42,398
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$386,866	$82,702
Assets acquired through capital lease	$147,777	$-

See notes to consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2014 and 2013

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

Revenue Recognition — Revenues derived from set-up charges are amortized over the expectant life of the customer. The Company bills its subscribers in advance for direct access to the internet, but defers recognition of these revenues until the services are provided. Deferred revenue was approximately $798,000 and $768,000 at June 30, 2014 and 2013, respectively.

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

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required. We maintain cash accounts in major U.S. financial institutions. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits. During the years ended June 30, 2014 and 2013, the Company recorded net bad debt expense of approximately $28 and net bad debt recovery of approximately $7,700, respectively. Charges and recoveries were recorded as a result of monthly evaluations during the year of the collectability of accounts receivable and as accounts became 90 days or older from the date of billing. Delinquent accounts deemed uncollectable were disconnected but collection efforts were continued on such accounts.

Financial Instruments — The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts and because the interest rates are commensurate with debt instruments carrying similar credit risk. The fair values for debt and lease obligations, which have fixed interest rates, do not differ materially from their carrying values.

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

Goodwill — Goodwill was recorded in the acquisition of NeoSoft, Inc. in 1998 and PDQ Net, Inc. in 1999. Goodwill is the excess of the acquisition costs of a reporting unit over the fair value of the identifiable net assets acquired. Pursuant to FASB guidance on goodwill and other intangibles, we perform a qualitative evaluation of goodwill at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If our qualitative evaluation indicates an impairment may exist we then complete the following two-step process. If the book value of an acquired reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

The Company performed its annual impairment tests at June 30, 2014 and 2013. During the years ended June 30, 2014 and 2013, the Company recorded impairment losses of zero and $69,000, respectively. See Note 4 for further details.

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

Long-Lived Assets — The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred in accordance with the guidance on impairment or disposal of long-lived assets. If the undiscounted future cash flows of an asset to be held and used in operations are less than the carrying value, the Company would recognize a loss equal to the difference between the carrying value and fair market value. The Company has concluded that no impairment occurred in the years ended June 30, 2014 or 2013.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with the FASB guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values as of the date of grant.

Advertising Expenses — The Company expenses advertising production costs in the period in which the advertisement is first aired. All other advertising costs are expensed as incurred. The Company focuses primarily on a direct mail form of advertising. Advertising expenses for the years ended June 30, 2014 and 2013 were approximately $30,000 and $58,000, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009 through 2013 are open to examination. At June 30, 2014 and 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Basic and Diluted Net Income Per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflect the potential dilution that could occur upon exercise or conversion of these instruments.

Our diluted earnings per share calculation excludes zero and 1,189,026 of potentially dilutive shares for the years ended June 30, 2014 and 2013, respectively, due to their anti-dilutive effect. The following reconciles basic and diluted weighted average shares outstanding:

	Year ended June 30,
	2014	2013

Basic weighted average shares outstanding	16,734,981	16,729,562
Dilutive effect of:
Convertible preferred stock	2,718,428	2,718,428
Stock options and warrants	439,182	1,897
Diluted weighted average shares outstanding	19,892,591	19,449,887

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

Comprehensive Income — Because the Company has no components of other comprehensive income, comprehensive income is the same as net income for the years ended June 30, 2014 and 2013.

Reclassifications — Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. Personnel expenses of $169,000 from the fiscal year ended June 30, 2013 were reclassified from connectivity and operations to general and administrative expenses.

New accounting standards — The Company has implemented all accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) an estimated $193,433 cash payment to be made on the twelve month anniversary of the closing (which estimated payment is included in accrued liabilities) and (iii) an estimated $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other long term liabilities). The total estimated purchase consideration of $580,300 is allocated as follows: $530,486 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets. The final purchase price will be determined twelve months from the closing date at which time a note payable will be issued for the remaining purchase price owed.

On February 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of PC Doctors d/b/a: Internet Doctors conducted in and around Dallas/Fort Worth, Texas for a total purchase consideration of $95,695, consisting of (i) $50,000 in cash payments made at closing and (ii) $45,695 in a note payable, net of a debt discount.

On August 1, 2012, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of AEI Wireless conducted in and around Dallas/Fort Worth, Texas for a total purchase price consideration of $63,006, consisting of (i) $26,000 in cash payments made at closing and (ii) $37,006 in a note payable, net of a debt discount.

3. Property and Equipment

As of June 30, 2014 and 2013, property and equipment consisted of the following:

	June 30,
	2014	2013
Land	$30,000	30,000
Infrastructure in progress	131,010	117,231
Data communications and office equipment	5,014,456	4,523,382
Computer software	832,371	831,298
Furniture and fixtures	91,763	91,564
Vehicles-fleet trucks held under capital lease	147,777	-
Leasehold improvements	55,670	45,897
Building	20,450	20,450
	6,323,497	5,659,822
Less accumulated depreciation	(4,737,951)	(4,228,821)
Total property and equipment, net	$1,585,546	1,431,001

We own property in Victoria, Texas that includes an office for our Southwest Texas operations and a tower used in our wireless network. Infrastructure in progress relates to wireless equipment that was purchased by the Company for near future improvement and upgrades to its existing wireless networks. The equipment will be included in data communications equipment and depreciated when placed into service. The vehicles–fleet trucks are pursuant to a capital lease.

Depreciation expense charged to operations was approximately $516,000 and $640,000 for the years ended June 30, 2014 and 2013, respectively, which includes $3,037 related to assets held under capital lease for fiscal year 2014.

4. Goodwill and Subscriber Acquisition Costs

Goodwill

The Company performs a qualitative evaluation of goodwill annually or more frequently when indicators of impairment exist, and if that evaluation indicates impairment has occurred, the following two-step process is applied. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of multiple reporting units under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of multiple reporting units (including previously unrecognized intangible assets) under the second test of the goodwill impairment test uses Level 3 inputs and includes multiple estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted future net cash flows of the reportable units and are based on management’s best estimate and general market conditions. This approach uses significant assumptions, including the discount rate, estimates of costs to operate our reporting units and changes to our future subscriber base.

The Company performed its annual goodwill impairment assessment as of June 30, 2013 and 2014 and determined an impairment of goodwill existed, resulting in an impairment loss of zero and $69,000, respectively for the years ended June 30, 2014 and 2013.

Subscriber Acquisition Costs

The amortization period for subscriber acquisition costs is 48 months for both dial-up and wireless customers. Total subscriber acquisition costs, net of accumulated amortization, were approximately $691,000 and $420,000 for the years ended June 30, 2014 and 2013, respectively. Amortization expense for the years ended June 30, 2014 and 2013 was approximately $261,000 and $156,000, respectively. As of June 30, 2014, expected amortization expense for future fiscal years is approximately as follows:

Fiscal year ending June 30,:
2015	$283,467
2016	215,619
2017	147,902
2018	44,205
Total expected future amortization expense	$691,193

5. Accrued Liabilities

As of June 30, 2014 and June 30, 2013, accrued liabilities consisted of the following:

	June 30,
	2014	2013
Purchase consideration for acquisition of subscribers	$193,433	$-
Property, franchise and sales tax expense	180,992	229,972
Employee wages and benefits	117,229	114,794
Professional fees	56,000	66,250
Deferred rent expense	48,688	-
Other	1,187	18,259
Total accrued liabilities	$597,529	$429,275

6. Acquisition Credit Facility and Long-Term Debt

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

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain an end of quarter debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter. At June 30, 2014, the Company is in compliance with these covenants.

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

As of June 30, 2014 and 2013, long-term debt consisted of:

	June 30,
	2014	2013
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$34,190	$83,594
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $1,081 and $6,239, respectively)	88,432	217,544
Note payable due February 10, 2014, payable in monthly installments of $417 with fixed interest at 8.5%	-	2,985
Note payable due January 1, 2014, payable in monthly installments of $615 with interest imputed at 8.5% (net of unamortized discount of $0 and $119, respectively)	-	4,182
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $165 and $1,638, respectively)	8,206	26,822
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $884 and $3,600, respectively)	21,850	43,933
Capital lease obligation due May 31, 2018, payable in monthly installments of $3,390 with interest imputed at 4.5% (net of unamortized discount of $13,730 and $0, respectively)	144,998	-
Total	297,676	379,060
Less current portion	(187,029)	(226,383)
Total long-term debt, less current portion	$110,647	$152,677

The following is a schedule by fiscal year of the principal payments due under these loan and capital lease arrangements as of June 30, 2014.

Fiscal year ending June 30:	Notes payable	Capital lease	Total
2015	$152,678	$34,351	$187,029
2016	-	36,181	36,181
2017	-	38,012	38,012
2018	-	36,454	36,454
Total loan and capital lease principal payments	$152,678	$144,998	$297,676

7. Commitments and Contingencies

We are involved from time to time in disputes and legal proceedings. At this time, management believes that such matters, individually and in the aggregate, are not material to our financial condition, results of operations and cash flows.

In the normal course of business, the Company enters into telephone and internet backbone connectivity contracts with various vendors. The Company’s minimum annual obligations under these contracts are listed below.

The Company leases certain facilities including tower space under operating leases. Rental expense for facilities operating leases and connectivity leases is $863,000 and $987,000, respectively, for the year ended June 30, 2014. Rental expense for facilities operating leases and connectivity leases is $833,000 and $990,000, respectively, for the year ended June 30, 2013. Future minimum lease payments on facilities operating leases and telecommunications contracts as of June 30, 2014 are listed below.

		Payments Due During the Year Ending June 30,
	Total	2015	2016	2017	2018	2019	Thereafter
Connectivity contracts	$546,509	$316,221	$187,314	$39,814	$3,160	$-	$-
Operating leases	3,795,972	706,253	473,880	377,347	293,709	228,865	1,715,918
	$4,342,481	$1,022,474	$661,194	$417,161	$296,869	$228,865	$1,715,918

8. Shareholders' Equity

Series A Preferred Stock

The Company has 5,000,000 shares of $0.01 par value Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into one share of the Company’s common stock. The Series A Preferred Stock is subject to mandatory conversion, at the option of the Company, in the event that the per share trading price of the Company’s common stock is equal to or greater than $3.00 per share for 90 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $0.586 per share, plus all accrued but unpaid dividends thereon, whether or not earnings are available in respect of such dividends and whether or not such dividends have been declared. The holders of Series A Preferred Stock are entitled to receive out of the assets of the Company, when and if declared by the Board out of funds legally available for that purpose, cumulative cash dividends at a rate of 10% per annum for each share of Series A Preferred Stock. Such dividends are cumulative from the date the Series A Preferred Stock was issued and payable in arrears, when and as declared by the Board, quarterly. At June 30, 2014 and 2013, cumulative dividends in arrears were approximately $1,054,000 and $897,000 (approximately $0.42 and $0.35 per Series A Preferred share), respectively, and at June 30, 2014 and 2013, aggregate liquidation preference approximated $2,647,000 and $2,490,000, respectively.

The holders of Series A Preferred Stock are entitled to vote on an as-converted basis with the Company’s common stock and separately with respect to specified corporate acts that would adversely affect the Series A Preferred Stock.

Employee Stock Purchase Plan

Effective April 30, 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which initially provided for the issuance of a maximum of 200,000 shares of common stock. In fiscal 2002, the Board of Directors approved certain amendments to the Purchase Plan, including the reservation of an additional 500,000 shares for issuance under the Purchase Plan. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every July 1, October 1, January 1 and April 1. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. In April 2006, the Company temporarily suspended future purchases under the Purchase Plan due to lack of employee participation. There were no shares of common stock purchased by employees under the Purchase Plan during the years ended June 30, 2014 and 2013. At June 30, 2014, 155,959 shares were available under the Purchase Plan for future issuance.

Stock Option Plan

On March 30, 2007, the Board of Directors adopted the Internet America, Inc. 2007 Stock Option Plan (“2007 Plan”) under which options to purchase up to 2,000,000 shares of the Company’s common stock may be granted as incentive and nonqualified stock options to employees, executives and directors. As of June 30, 2014, 755,974 shares were issuable under the 2007 Plan.

A summary of the Company’s stock options as of June 30, 2014 and 2013 and changes during those fiscal years is presented below:

	June 30, 2014		June 30, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,241,526	$0.39	1,430,944	$0.41
Granted	100,000	0.45	245,000	0.35
Exercised	(17,500)	0.35	-	-
Forfeited	(97,500)	0.32	(434,418)	0.44
Outstanding at end of period	1,226,526	0.40	1,241,526	0.39
Options exercisable at year end	576,526	0.48	524,026	0.48

The following table summarizes nonvested share activity for the year ended June 30, 2014:

Nonvested Share Activity	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at beginning of period	717,500	$0.09
Granted	100,000	0.16
Vested	(80,000)	0.08
Forfeited	(87,500)	0.08
Nonvested at end of period	650,000	$0.08

The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2014 which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of the exercised shares for the year ended June 30, 2014 is $3,300.

The following table summarizes additional information about stock options outstanding at June 30, 2014:

		Weighted-Average
		Remaining
Exercise	Options	Contractual Life of options outstanding and exercisable	Number	Intrinsic
Price	Outstanding	(Years)	Exercisable	Value
$0.30	495,000	6.56	-	$-
0.35	160,000	8.34	80,000	32,000
0.45	100,000	9.05	25,000	7,500
0.50	471,526	3.73	471,526	117,882
	1,226,526		576,526	$157,382

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

On July 16, 2013, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $0.45 per share to the Chief Financial Officer. Vesting is as follows: 25% vested immediately and 75% will vest if and when the price of the common stock has averaged $1.00 per share for the previous 90 consecutive business days.

In calculating the Black-Scholes value of its stock option grants, the Company used the following assumptions:

			Risk Free
	Term in		Interest	Forfeiture
Grant Date	years	Volatility	Rate	Rate
10/30/2012	4.75	410%	0.75%	50%
7/16/2013	4.75	453%	1.38%	50%

The expected term of options represents the period of time that options granted are expected to be outstanding.   Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U. S. Treasury yield. The Company used an expected dividend yield of zero. After applying discounts based on the average stock price, the trading volume, and recent volatility, the Company valued the options granted during fiscal 2014 and 2013 at $0.16 and $0.12 per share, respectively. The simplified method was used to determine the option term for all options granted during fiscal 2014 as there has not been a history of option exercises upon which to establish a better estimate of the expected term.

At June 30, 2014, the total compensation costs related to non-vested awards not yet recognized was $6,532.

Warrants

As of June 30, 2014, the Company had 394,922 warrants issued and outstanding, which were issued on September 14, 2009, equally to Mr. Mihaylo and Ambassador John Palmer, former non-employee directors of the Company. The warrants are exercisable at $0.38 per share and expire five years after the date of grant.

9. Income Taxes

The provision for income taxes as of June 30, 2014 and 2013 consist of:

	June 30,
	2014	2013
Federal:
Current tax expense	$-	$-
Deferred tax benefit	(5,000,000)	(3,600,000)
State:
Current tax expense	53,789	57,613
Provision for income taxes	$(4,946,211)	$(3,542,387)

The Company recognized current income tax expense for federal and state income taxes of $0 and $53,789, respectively, for the year ended June 30, 2014 and $0 and $57,613, respectively, for the year ended June 30, 2013.

Deferred tax assets and liabilities as of June 30, 2014 and 2013 consist of the following:

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$12,264,000	$12,658,000
Intangible assets	(452,000)	1,484,000
Property and equipment	19,000	135,000
Stock compensation	154,000	146,000
Other	67,000	66,000
Total deferred tax assets	12,052,000	14,489,000
Valuation allowance	(3,452,000)	(10,889,000)
Deferred tax assets, net	$8,600,000	$3,600,000

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. In fiscal 2014 and 2013, the Company reversed $5,000,000 and $3,600,000, respectively of the valuation allowance in expectation of generating taxable income in the future. The Company has provided a valuation allowance totaling $3,452,000 and $10,889,000 of net deferred tax assets at June 30, 2014 and 2013 as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a change to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At June 30, 2014, the Company had net operating loss carry forwards of approximately $36 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in 2019 continuing through 2034 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
Income taxes at federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	5.9%	6.6%
Nondeductible expenses	0.2%	0.3%
Prior year true up - Federal	2.6%	(27.3)%
Deferred tax true up	231.7%	0.0%
Change in valuation allowance	(819.5)%	(486.6)%
Effective income tax rate	(545.1)%	(473.0)%

10. Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of its employees. Employees may contribute to the plan up to 15% of their salary, pursuant to a salary reduction agreement, upon meeting certain age requirements. The Company made no discretionary contributions to the 401(k) plan during the year ended June 30, 2014.

11. Related Party Transactions

During the years ended June 30, 2014 and 2013, the Company paid cash fees of $41,329 and $42,492, respectively, to its non-employee directors for serving on the Company’s Board of Directors.

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998).

3.2	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.3	Statement of Resolution of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.4	Statement of Resolution of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

3.5	Bylaws, as amended (incorporated by reference to Exhibits 3.3 and 3.4 to the Registrant’s Registration Statement on Form SB-2 (file no. 333-59527) filed with the SEC on July 21, 1998; Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999; and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2014).

4.1	Rights Agreement dated as of August 9, 2004 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A (file no 001-32273) filed with the SEC on August 11, 2004).

4.2	Amendment No. 1 to Rights Agreement dated as of December 10, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.3	Registration Rights Agreement dated as of October 17, 2007 between Internet America, Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

4.4	Registration Rights Agreement between Internet America, Inc. and certain investors dated as of December 10, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

4.5	Form of Warrant dated September 14, 2009 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.1	Internet America, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2007).

10.2	Loan Agreement dated October 28, 2013 by and between Internet America, Inc. and Frost Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

23.1*	Consent of Independent Public Registered Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.