Form 10-Q
period 2014-09-30
INTERNET AMERICA INC
filed 2014-11-12
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Yes ☐      No ☒

As of November 12, 2014, the registrant had 16,747,062 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,437,001	$3,107,142
Accounts receivable, net of allowance for uncollectible accounts of $11,333 and $10,496 as of September 30, 2014 and June 30, 2014, respectively	174,785	215,805
Inventory	413,651	354,080
Prepaid expenses and other current assets	66,187	94,001
Deferred tax asset	422,000	422,000
Total current assets	4,513,624	4,193,028

Property and equipment, net	1,560,289	1,585,546
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs, net	591,540	691,193
Deferred tax asset	8,126,733	8,178,000
Other assets	51,176	41,181
TOTAL ASSETS	$16,811,489	$16,657,075

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$219,928	$158,059
Accrued liabilities	720,763	597,529
Deferred revenue	786,623	798,320
Current portion of long-term debt and capital lease	131,154	187,029
Total current liabilities	1,858,468	1,740,937
Other liability, net	169,986	193,433
Long-term debt and capital lease, net of current portion	101,773	110,647
Total liabilities	2,130,227	2,045,017

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of September 30, 2014 and June 30, 2014.	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,747,062 outstanding as of September 30, 2014 and June 30, 2014.	167,471	167,471
Additional paid-in capital	63,070,857	63,069,658
Accumulated deficit	(48,584,251)	(48,652,256)
Total shareholders' equity	14,681,262	14,612,058
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,811,489	$16,657,075

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
REVENUES:
Internet services	$2,047,822	$1,967,096
TOTAL REVENUES	2,047,822	1,967,096

OPERATING EXPENSES:
Connectivity and operations	1,108,075	978,281
Sales and marketing	80,555	100,225
General and administrative	514,596	421,638
Depreciation and amortization	209,007	179,093
TOTAL OPERATING EXPENSES	1,912,233	1,679,237

INCOME FROM OPERATIONS	135,589	287,859

OTHER INCOME (EXPENSE)
Interest income	1,783	2,445
Interest expense	(4,050)	(3,914)
OTHER EXPENSE, net	(2,267)	(1,469)

INCOME BEFORE INCOME TAX EXPENSE	133,322	286,390
Income tax expense	65,317	12,600

NET INCOME	$68,005	$273,790

NET INCOME PER COMMON SHARE:
BASIC	$0.00	$0.02
DILUTED	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062	16,729,562
DILUTED	20,024,300	19,840,970

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$68,005	$273,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,007	179,093
Loss from sale or disposal of assets	-	4,502
Provision for bad debt	34	8
Stock based compensation	1,199	1,508
Deferred tax expense	51,267	-
Changes in operating assets and liabilities:
Accounts receivable	40,986	4,342
Inventory	(59,571)	(66,300)
Prepaid expenses and other current assets	11,557	(10,753)
Other assets	-	22,989
Accounts payable and accrued liabilities	185,103	131,923
Other long-term assets	(9,995)	-
Deferred revenue	(11,697)	(22,231)
Net cash provided by operating activities	485,895	518,871
INVESTING ACTIVITIES:
Purchases of property and equipment	(91,288)	(107,172)
Net cash used in investing activities	(91,288)	(107,172)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(56,332)	(56,771)
Principal payments of capital lease	(8,416)	-
Net cash used in financing activities	(64,748)	(56,771)
NET INCREASE IN CASH AND CASH EQUIVALENTS	329,859	354,928
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,107,142	2,295,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,437,001	$2,650,118
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$3,805	$4,058
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of fully depreciated assets	$-	$7,652
Assets acquired through capital lease	$16,475	$-
Discount of accrued purchase consideration	$(24,385)	$-

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the consolidated financial position and results of operations of Internet America, Inc. (the “Company” or “Internet America” or "we") for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2014.

2.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, TeleShare Communication Services, Inc. All material intercompany accounts and transactions have been eliminated.

3.	Basic and Diluted Net Income Per Share

For the three months ended September 30, 2014 and 2013, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding, assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three months ended September 30, 2014 and 2013, additional common stock equivalent shares totaling 558,810 and 392,980, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. Options to purchase 20,000 shares of the Company’s common stock were excluded in the computation of diluted EPS for the three months ended September 30, 2014 as the effect of these options were anti-dilutive. Options to purchase 471,526 shares of the Company’s common stock were excluded in the computation of diluted EPS for the three months ended September 30, 2013 as the effect of these options were anti-dilutive. All outstanding warrants were included in the computation of diluted EPS for the three months ended September 30, 2014 and 2013. All of these warrants expired in September 2014.

4.	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

5.	Acquisition of Subscribers

During fiscal 2014, the Company completed one acquisition of subscribers and tangible assets to grow the Company's subscriber base. The Company has not made any acquisitions through the first quarter of fiscal 2015. These acquisitions were accounted for using the purchase method. The Company immediately began integrating the acquired assets of each acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in each acquisition is four years, which is management's best estimate of the average economic life of a subscriber based on historical experience.

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) an estimated $193,433 cash payment to be made on the twelve month anniversary of the closing (which estimated payment is included in accrued liabilities) and (iii) an estimated $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other long term liabilities, net of a discount of $24,385 recorded in the quarter ended September 30, 2014). The total estimated purchase consideration of $580,300 is allocated as follows: $530,486 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets. The final purchase price will be determined twelve months from the closing date at which time a note payable will be issued for the remaining purchase price owed.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative evaluation of goodwill annually or more frequently when indicators of impairment exist, and if that evaluation indicates impairment has occurred, the following two-step process is applied. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair market value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The Company concluded that no impairment of goodwill occurred during the three months ended September 30, 2014.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three months ended September 30, 2014 and 2013. As of September 30, 2014, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2015 is expected to be $202,000 and unrecognized amortization expense for fiscal years ended June 30, 2016, 2017 and 2018 is expected to be $208,000, $140,000 and $42,000, respectively.

7.	Income Taxes

During the three months ended September 30, 2014 and 2013, the Company generated income before income tax expense of $133,322 and $286,390, respectively, and recognized Texas franchise tax expense of $14,050 and $12,600, respectively. The provision for federal income taxes recorded for the three months ended September 30, 2014 and 2013 was $51,267 and zero, respectively. The effective tax rate for the three months ended September 30, 2014 and 2013 was 49.0% and 4.4%, respectively. At September 30, 2014, the differences from the statutory rate of 34.0% include an increase of 9.0% for non-deductible expenses and 6.0% for state tax expense, net of federal benefit. At September 30, 2013, the differences from the statutory rate of 34.0% include a decrease of 22.0% for the reduction in the valuation allowance, 10.5% for non-deductible expenses, offset by an increase of 2.9% for state tax expense, net of federal benefit.

The Company has provided a valuation allowance totaling $3,503,000 and $3,452,000 of net deferred tax assets at September 30, 2014 and June 30, 2014, respectively, as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in an adjustment to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At September 30, 2014, the Company had net operating loss carry forwards of approximately $36 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2033 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2012 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of September 30, 2014 and June 30, 2014. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Accrued Liabilities

As of September 30, 2014 and June 30, 2014, accrued liabilities consisted of the following:

	September 30,	June 30,
	2014	2014
Purchase consideration for acquisition of subscribers	$193,433	$193,433
Property, franchise and sales tax expense	197,876	180,992
Employee wages and benefits	195,360	117,229
Professional fees	79,457	56,000
Deferred rent expense	48,328	48,688
Other	6,309	1,187
Total accrued liabilities	$720,763	$597,529

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

Each advance made by the Bank under the Acquisition Facility will be evidenced by the Company’s execution and delivery to the Bank of a separate promissory note (an “Acquisition Note”) that will provide for a maturity of not more than three years and equal monthly principal reduction payments, plus interest, to be made over the term of the Acquisition Note. Each Acquisition Note will bear interest at a fixed rate equal to the then current index rate for one and one-half (1.5) year to two (2) year loans established by the Federal Home Loan Bank of Dallas, plus 4%.

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain a debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter. At September 30, 2014, the Company is in compliance with these covenants.

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

As of September 30, 2014 and June 30, 2014, long term debt consisted of the following:

	September 30,	June 30,
	2014	2014
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$21,489	$34,190
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $452 and $1,081, respectively)	55,494	88,432
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $33 and $165, respectively)	3,315	8,206
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $485 and $884, respectively)	16,048	21,850
Capital lease obligation due May 31, 2018, payable in monthly installments of $3,390 with interest imputed at 4.5% (net of unamortized discount of $12,586 and $13,730, respectively)	136,581	144,998
Total	232,927	297,676
Less current portion	(131,154)	(187,029)
Total long-term debt, less current portion	$101,773	$110,647

10.	Commitments and Contingencies

We are involved from time to time in disputes and legal proceedings. At this time, management believes that such matters, individually and in the aggregate, are not material to our financial condition, results of operations and cash flows.

11.	Stock Options and Warrants

As of September 30, 2014, options consisted of the following:

	September 30, 2014
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2014	1,226,526	$0.40
Granted	20,000	0.66
Forfeited	(105,000)	0.40
Outstanding at September 30, 2014	1,141,526	0.40
Options exercisable at September 30, 2014	529,026	0.48

As of September 30, 2014, 1,141,526 stock options were outstanding and 840,974 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the three months ended September 30, 2014, the Company granted 20,000 stock options. The stock options granted during the three months ended September 30, 2014 consisted of a single grant of an option to purchase 20,000 shares of the Company's common stock at an exercise price of $0.66 per share. The Company determined the total fair value of such option grant to be $4,599, or $0.23 per stock option. The option grant vests as follows: 25% of the option (covering 5,000 shares) vests on the grant date and the remaining portion of the option (covering 15,000 shares) will vest 5,000 shares each on July 8, 2015, 2016 and 2017. Stock based compensation expense of $1,199 and $1,508 was recognized during the three months ended September 30, 2014 and 2013, respectively, based on granted options. As of September 30, 2014, the total stock based compensation expense related to non-vested awards not yet recognized was $9,740.

During the quarter ended September 30, 2014, all of the Company’s outstanding warrants (covering 394,922 shares) expired and at September 30, 2014 no warrants were issued or outstanding.

12.	Related Parties

During the three months ended September 30, 2014 and 2013, a total of $7,375 and $11,703, respectively, was recorded as expense for non-employee directors serving on the Company's board of directors.

13.	Recent Accounting Pronouncements

The Company has reviewed recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial positions or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and other publicly filed reports discuss some of the important factors that could cause our actual results to differ materially from those in any forward-looking statements. Some of these factors are also discussed under the heading “Safe Harbor Statement and Risk Factors” later in this Item 2.

Overview

We are a Wireless ISP that is focused on providing high-speed broadband internet in rural underserved and non-served markets. At September 30, 2014, we served approximately 25,600 total subscribers in Texas, Oklahoma and Missouri. A subscriber represents an active, billed service.  One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all of its revenues from internet access services and related fees.

During the three months ended September 30, 2014, we continued to focus on quality process implementation and simplifying internal systems and procedures. Additionally, we began investing in new sales initiatives with tests in a limited number of existing markets. Should these tests prove successful, we expect to roll them out in more of our markets. During the three months ended September 30, 2014, we incurred approximately $32,000 in added personnel dedicated to this sales initiative. In addition, during the quarter ended September 30, 2014, we incurred legal and advisory fees of $56,000 and $25,000, respectively. As announced on April 8, 2014, we continue to work closely with the financial advisory firm we engaged to evaluate strategic alternatives for the Company. As a result, adjusted EBITDA (as defined below) for the three months ended September 30, 2014 decreased 26% to approximately $345,000, as compared to adjusted EBITDA of approximately $469,000 for the three month period ended September 30, 2013. Based on present operations, we expect an upward trend in adjusted EDITDA during fiscal 2015.

During the three months ended September 30, 2014, we used $91,288 of our available cash on capital upgrades and infrastructure expansion. We also reduced our debt by $64,749. In spite of the $156,036 used on these items, our cash on hand at September 30, 2014 increased by $329,859 to $3,437,001 as compared to cash on hand at June 30, 2014 of $3,107,142. Our cash on hand at September 30, 2014 also represented a $786,883 increase, or 29.7%, as compared to cash on hand at September 30, 2013 of $2,650,118.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth certain unaudited financial data for the three months ended September 30, 2014 and September 30, 2013. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$ 2,048	100.0%	$ 1,967	100.0%
TOTAL REVENUES	2,048	100.0%	1,967	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,108	54.1%	978	49.7%
Sales and marketing	81	4.0%	100	5.1%
General and administrative	515	25.1%	422	21.5%
Depreciation and amortization	209	10.2%	179	9.1%
TOTAL OPERATING EXPENSES	1,913	93.4%	1,679	85.4%
INCOME FROM OPERATIONS	135	6.6%	288	14.6%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	2	0.1%
Interest expense	(4)	(0.2)%	(4)	(0.2)%
OTHER EXPENSE, net	(2)	(0.1)%	(2)	(0.1)%

INCOME BEFORE INCOME TAX EXPENSE	133	6.5%	286	14.5%
Income tax expense	65	(3.2)%	13	0.7%
NET INCOME	$ 68	3.3%	$ 273	13.9%

NET INCOME PER COMMON SHARE:
BASIC	$ 0.00		$ 0.02
DILUTED	$ 0.00		$ 0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062		16,729,562
DILUTED	20,024,300		19,840,970
OTHER DATA:
Adjusted EBITDA(1)	$ 345		$ 469
Adjusted EBITDA margin(2)	16.8%		23.8%
CASH FLOW DATA:
Cash flow provided by operations	$ 486		$ 519
Cash flow used in investing activities	$ (91)		$ (107)
Cash flow used in financing activities	$ (65)		$ (57)
Reconciliation of net income to adjusted EBITDA:
Net Income	$ 68		$ 273
Add: Depreciation and amortization	209		179
Stock based compensation	1		2
Interest expense	4		4
Income tax expense	65		13
Less: Interest income	(2)		(2)
Adjusted EBITDA(1)	$ 345		$ 469

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

Total revenue. Total revenue increased by $81,000, or 4.1%, to $2,048,000 for the three months ended September 30, 2014, from $1,967,000 for the three months ended September 30, 2013. Wireless broadband Internet revenue increased by $111,000 to $1,692,000 during the current year period compared to $1,581,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended September 30, 2014, as well as the full period results from the acquisitions of wireless subscribers completed in the twelve months ended September 30, 2014. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $30,000 to $356,000 during the current year period compared to $386,000 for the prior year period, which is primarily attributed to the expected decline of dial-up and DSL customers.

Connectivity and operations. Connectivity and operations expense increased by $130,000, or 13.3%, to $1,108,000 for the three months ended September 30, 2014, from $978,000 for the three months ended September 30, 2013. An increase of $89,000 in salaries, wages and related personnel expense to $537,000 was recorded for the current year period compared to $448,000 for the prior year period. Materials and supplies expense increased by $33,000 to $59,000 for the current year period compared to $26,000 for the prior year period. These increases are primarily a result of the Company's growth and network expansion from acquisitions of wireless subscribers completed in the twelve months ended September 30, 2014. The expense of seven trucks leased in June 2014 increased expenses by $13,000 for the three months ended September 30, 2014 as compared to the prior year period. Rents, utilities and lower lease costs increased $4,000 to $168,000 in the current year period as compared to $164,000 in the prior year period due to increases in the number of towers and tower rents. Merchant fees increased by $3,000 to $44,000 for the current year period as compared to $41,000 in the prior year period due to increased cash transaction activity.

The above mentioned increases were partially offset by a decrease of $10,000 in telecommunications expense to $239,000 for the current year period compared to $249,000 in the prior year period due to renegotiating more favorable terms with telecommunications service providers. Travel, meals and mileage expense also decreased by $2,000 compared to the prior year period due to the leasing of the seven trucks in June 2014.

 Sales and marketing. Sales and marketing expense decreased by $19,000, or 19.0%, to $81,000 for the three months ended September 30, 2014 compared to $100,000 for the three months ended September 30, 2013. Advertising expense decreased by $11,000 to $2,000 for the current year period compared to $13,000 for the prior year period primarily due to employing more cost effective forms of advertising. Outside sales expense decreased by $7,000 to $9,000 for the current year period compared to $16,000 for the prior year period due to increased sales efforts through in-house personnel. Facilities expense also decreased by $5,000 to $4,000 for the current year period as compared to the prior year period due primarily to savings in utilities compared to the prior period.

The above mentioned decreases were partially offset by an increase in personnel expense of $4,000 compared to the prior year period due to new direct sales personnel hired in the three month period ending September 30, 2014.

General and administrative. General and administrative expense increased by $93,000, or 22.0%, to $515,000 for the three months ended September 30, 2014, from $422,000 for the three months ended September 30, 2013. Professional fees increased by $94,000 to $159,000 for the current year period compared to $65,000 for the prior year period due to primarily to increased consulting and legal fees from legal matters and engaging a financial advisor for the Company. Personnel costs increased by $51,000 to $221,000 for the current year period compared to $170,000 for the prior year period due to changes in compensation and increases in staff.  Travel, meals and mileage increased $3,000 to $7,000 for the current year period as compared to $4,000 for the prior year period due to increases in corporate executive travel. Insurance expense increased by $2,000 to $28,000 for the current year period compared to $26,000 for the prior year period primarily due to general rate increases.

The above mentioned increases were partially offset by a decrease in rents, utilities and tower lease costs of $32,000 to $35,000 from $67,000 in the prior year period due to reductions in utility costs of $9,000, reduction of rent expense due to closing of the Stafford office of $4,000, reduction in phone lease expense of $1,000 and rent reduction for the corporate office of $18,000 in the three months ended September 30, 2014. Telecommunications expense in the current year period decreased by $14,000 as compared to the prior year period due to renegotiating more favorable terms with providers and credits received for sales tax and USF charges. G&A-other expense in the current year period decreased by $7,000 as compared to the prior year period due to reductions in office supply and package delivery costs. Stock-based compensation expense and director fees also decreased by $4,000 in the current year period as compared to the prior year period due to the resignation of one member of the Board of Directors in March 2014.

Depreciation and amortization. Depreciation and amortization increased by $30,000, or 16.8%, to $209,000 for the three months ended September 30, 2014, from $179,000 for the three months ended September 30, 2013. This increase was due to a $33,000 increase in amortization relating to acquired subscriber costs resulting from the Company’s wireless acquisitions completed during the twelve months ended September 30, 2014 offset by a decrease in depreciation expense of $3,000 to $133,000 for the three months ended September 30, 2014 as compared to $136,000 for the three months ended September 30, 2013 caused by assets becoming fully depreciated and fewer additions.

Interest income and expense. Interest income remained constant at $2,000 for the three months ended September 30, 2014 and 2013. Interest expense also remained constant at $4,000 for the three months ended September 30, 2014 and 2013.

Income tax expense. Income tax expense increased by $53,000, or 407.7%, for the three months ended September 30, 2014 to $65,000 as compared to $13,000 for the prior year period related to federal income tax accrual of $51,000 for the current year period as compared to zero for the prior year period and higher Texas franchise tax expense accrued for increased revenues in the current year period of $2,000 to $15,000 as compared to $13,000 in the prior year period.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through cash flows from operations. During the three months ended September 30, 2014, the Company recognized net income and an increase in cash on hand of approximately $68,000 and $330,000, respectively. In addition, during the three months ended September 30, 2014 and 2013, the Company recognized net cash provided by operating activities of $486,000 and $519,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $3,437,001 at September 30, 2014. The Company expects to fund its operations during fiscal 2015 with cash flow from operations. The Company’s addition of technical personnel to its technical staff during the quarter ended March 31, 2014 and the anticipated expansion of its sales and marketing initiatives during fiscal 2015 are expected to cause future cash flow from operations to decrease slightly yet remain strong.

The Company plans to pursue strategic acquisitions in the near and medium term in addition to upgrading its systems to provide higher speeds and increased reliability for its customers.  In addition, we engaged a financial advisor, the GulfStar Group, Inc., who is continuing to help evaluate strategic alternatives for the Company. We expect that capital expenditures and any future acquisitions will be funded from available cash, seller financing and/or borrowings from commercial banks or third parties; however there is no assurance that such financing will be able to be obtained when needed at desirable rates which could affect our success in achieving any or all of our initiatives. Any unexpected decreases in revenue or subscriber count may adversely affect our liquidity and plans for future growth.

Changes in operating assets and liabilities provided cash of $156,000 and $60,000 for the three months ended September 30, 2014 and 2013, respectively.

Cash used in investing activities totaled $91,000 and $107,000 for the three months ended September 30, 2014 and 2013, respectively, due primarily to purchases of capital improvements for existing wireless broadband internet infrastructure and an acquisition of subscribers.

Cash used in financing activities totaled $65,000 and $57,000 for the three months ended September 30, 2014 and 2013, respectively, and consisted of principal payments on long term debt and capital leases, including notes related to acquisitions.

Cash on hand increased by $330,000 during the three months ended September 30, 2014. As of September 30, 2014, cash on hand was $3,437,001 as compared to $2,650,118 as of September 30, 2013. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As stated in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, our management identified a material weakness in the forecast analysis used in estimating the valuation allowance for deferred tax assets as of June 30, 2014. The forecast used assumptions that were estimates of projected operating results. As of the date of the filing of this report, we developed and implemented new procedures to remediate this material weakness. Specifically, management evaluated and determined the objectively verified assumptions to use in our projections and tax timing differences to estimate our taxable income for the next five years and beyond to determine the related valuation allowance each year. Management will update these assumptions annually as part of the audit process. These procedures will be documented internal controls and will be reviewed annually. Based on their evaluation as of September 30, 2014 and because the previously identified material weakness in our internal control over financial reporting discussed above (which is an integral component of our disclosure controls and procedures) had not been fully remedied by such date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

(b) Changes in internal control over financial reporting. Except for the remedial measures discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randall J. Frapart
32.1*	Section 1350 Certification of William E. Ladin, Jr.
32.2*	Section 1350 Certification of Randall J. Frapart
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET AMERICA, INC.
(Registrant)

Date: November 12, 2014
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: November 12, 2014
By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of William E. Ladin, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Randal J. Frapart

32.1*	Section 1350 Certification of William E. Ladin, Jr.

32.2*	Section 1350 Certification of Randall J. Frapart

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

