Form 10-Q
period 2014-12-31
INTERNET AMERICA INC
filed 2015-02-11
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Yes ☐      No ☒

As of February 11, 2015, the registrant had 16,747,062 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,330,503	$3,107,142
Accounts receivable, net of allowance for uncollectible accounts of $17,793 and $10,496 as of December 31, 2014 and June 30, 2014, respectively.	97,768	215,805
Inventory	434,978	354,080
Prepaid expenses and other current assets	85,846	94,001
Deferred tax asset	422,000	422,000
Total current assets	4,371,095	4,193,028

Property and equipment, net	1,515,570	1,585,546
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs, net	517,554	691,193
Deferred tax asset	8,089,294	8,178,000
Other assets	50,698	41,181
TOTAL ASSETS	$16,512,338	$16,657,075

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,850	$158,059
Accrued liabilities	453,068	597,529
Deferred revenue	744,352	798,320
Current portion of long-term debt and capital lease	76,327	187,029
Total current liabilities	1,445,597	1,740,937
Other liability, net	172,800	193,433
Long-term debt and capital lease, net of current portion	92,786	110,647
Total liabilities	1,711,183	2,045,017

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of December 31, 2014 and June 30, 2014.	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,747,062 outstanding as of December 31, 2014 and June 30, 2014.	167,471	167,471
Additional paid-in capital	63,072,618	63,069,658
Accumulated deficit	(48,466,119)	(48,652,256)
Total shareholders' equity	14,801,155	14,612,058
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,512,338	$16,657,075

See accompanying notes to condensed consolidated financial statements.

 INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUES:
Internet services	$2,112,683	$2,027,424	$4,160,505	$3,994,520
TOTAL REVENUES	2,112,683	2,027,424	4,160,505	3,994,520

OPERATING EXPENSES:
Connectivity and operations	1,131,569	1,006,352	2,239,644	1,984,633
Sales and marketing	96,412	86,183	176,969	186,408
General and administrative	504,721	440,508	1,019,315	862,146
Depreciation and amortization	207,438	197,092	416,446	376,185
TOTAL OPERATING EXPENSES	1,940,140	1,730,135	3,852,374	3,409,372

INCOME FROM OPERATIONS	172,543	297,289	308,131	585,148

OTHER INCOME (EXPENSE)
Interest income	1,872	1,225	3,654	3,670
Interest expense	(5,193)	(3,255)	(9,242)	(7,169)
OTHER EXPENSE, net	(3,321)	(2,030)	(5,588)	(3,499)

INCOME BEFORE INCOME TAX EXPENSE	169,222	295,259	302,543	581,649
Income tax expense	51,090	12,600	116,406	25,200

NET INCOME	$118,132	$282,659	$186,137	$556,449

NET INCOME PER COMMON SHARE:
BASIC	$0.01	$0.02	$0.01	$0.03
DILUTED	$0.01	$0.01	$0.01	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062	16,729,562	16,747,062	16,729,562
DILUTED	19,898,273	19,857,158	19,924,788	19,828,461

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$186,137	$556,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,446	376,185
(Gain) or loss from sale or disposal of assets	(1,008)	5,770
Provision for bad debt	7,297	147
Stock based compensation	2,960	18,674
Utilization of deferred tax asset	88,706	-
Changes in operating assets and liabilities:
Accounts receivable	110,740	(3,804)
Inventory	(74,340)	(74,375)
Prepaid expenses and other current assets	1,163	(13,952)
Other assets	-	18,962
Accounts payable and accrued liabilities	62,763	68,115
Other long-term assets	(9,517)	-
Deferred revenue	(53,968)	(27,405)
Net cash provided by operating activities	737,379	924,766
INVESTING ACTIVITIES:
Purchases of property and equipment	(195,774)	(283,646)
Cash paid for acquisition	(193,433)	(132,108)
Net cash used in investing activities	(389,207)	(415,754)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(111,616)	(114,196)
Principal payments of capital lease	(13,195)	-
Net cash used in financing activities	(124,811)	(114,196)
NET INCREASE IN CASH AND CASH EQUIVALENTS	223,361	394,816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,107,142	2,295,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,330,503	$2,690,006
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$9,512	$7,459
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$-	$386,667
Assets acquired through capital lease	$16,475	$-
Discount of accrued purchase consideration	$(24,385)	$-

See accompanying notes to condensed consolidated financial statements.

 INTERNET AMERICA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three and six months ended December 31, 2014 and 2013, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding, assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and six months ended December 31, 2014, additional common stock equivalent shares totaling 432,783 and 459,298, respectively, were included in the calculation of diluted EPS. For the three and six months ended December 31, 2013, additional common stock equivalent shares totaling 409,168 and 380,471, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. Options to purchase 20,000 shares of the Company’s common stock were excluded in the computation of diluted EPS for the three and six months ended December 31, 2014 as the effect of these options were anti-dilutive. Options to purchase 471,526 shares of the Company’s common stock were excluded in the computation of diluted EPS for the three and six months ended December 31, 2013 as the effect of these options were anti-dilutive. Outstanding warrants included in the computation of diluted EPS for the three and six months ended December 31, 2014 were zero and 66,267, respectively. All outstanding warrants of 394,922 shares were included in the computation of diluted EPS for the three and six months ended December 31, 2013. All of these warrants expired in September 2014.

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

During fiscal 2014, the Company completed one acquisition of subscribers and tangible assets to grow the Company's subscriber base. This acquisition was accounted for using the purchase method. The Company immediately began integrating the acquired assets of this acquisition into the Company’s existing operations and continues to operate these assets within a single business segment. The amortization period of the intangible assets acquired in this acquisition is four years, which is management's best estimate of the average economic life of a subscriber based on historical experience. The Company has not made any acquisitions during fiscal 2015.

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) $193,433 cash payment to be made on the twelve month anniversary of the closing, which was made during the second quarter of fiscal year 2015 and (iii) an estimated $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other long term liabilities, net of a discount of $20,633 as of December 31, 2014). The total estimated purchase consideration of $580,300 is allocated as follows: $530,487 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets.

6.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative evaluation of goodwill annually or more frequently when indicators of impairment exist, and if that evaluation indicates impairment has occurred, the following two-step process is applied. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair market value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The Company concluded that no impairment of goodwill occurred during the three or six months ended December 31, 2014 and 2013.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three and six months ended December 31, 2014 and 2013. As of December 31, 2014, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2015 is expected to be $128,000 and unrecognized amortization expense for fiscal years ended June 30, 2016, 2017 and 2018 is expected to be $208,000, $140,000 and $42,000, respectively.

7.	Income Taxes

During the three and six months ended December 31, 2014, the Company generated income before income tax expense of $169,222 and $302,543, respectively, and recognized Texas franchise tax expense of $13,650 and $27,700, respectively. The provision for federal income taxes recorded for the three and six months ended December 31, 2014 was $37,440 and $88,706, respectively. The effective tax rate for the three and six months ended December 31, 2014 was 30.2% and 38.5%, respectively. For the three months ended December 31, 2014, the differences from the statutory rate of 34.0% included a decrease of 9.3% for other expenses and an increase of 5.5% for state tax expense, net of federal benefit. For the six months ended December 31, 2014, the differences from the statutory rate of 34.0% included a decrease of 1.7% for other expenses and an increase of 6.2% for state tax expense, net of federal benefit.

During the three and six months ended December 31, 2013, the Company generated income before income tax expense of $295,259 and $581,649, respectively, and recognized Texas franchise tax expense of $12,600 and $25,200, respectively. No provision for federal income taxes was recorded for the three and six months ended December 31, 2013 due to the utilization of net operating loss carryforwards. The effective tax rate for the three and six months ended December 31, 2013 was 4.3% and 4.4%, respectively. For the three months ended December 31, 2013, the differences from the statutory rate of 34.0% included a decrease of 10.5% for other expenses, an increase of 2.8% for state tax expense, net of federal benefit, and a decrease of 22.0% for the change in valuation allowance. For the six months ended December 31, 2013, the differences from the statutory rate of 34.0% included a decrease of 10.5% for other expenses, an increase of 2.9% for state tax expense, net of federal benefit, and a decrease of 22.0% for the change in valuation allowance.

The Company has provided a valuation allowance totaling $3,541,000 and $3,452,000 of net deferred tax assets at December 31, 2014 and June 30, 2014, respectively, as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in an adjustment to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At December 31, 2014, the Company had net operating loss carry forwards of approximately $36 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2033 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2013 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of December 31, 2014 and June 30, 2014. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

8.	Accrued Liabilities

As of December 31, 2014 and June 30, 2014, accrued liabilities consisted of the following:

	December 31,	June 30,
	2014	2014
Purchase consideration for acquisition of subscribers	$-	$193,433
Property, franchise and sales tax expense	200,782	180,992
Employee wages and benefits	160,821	117,229
Professional fees	32,875	56,000
Deferred rent expense	53,139	48,688
Other	5,451	1,187
Total accrued liabilities	$453,068	$597,529

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

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain a debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter. At December 31, 2014, the Company was in compliance with these covenants.

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

As of December 31, 2014 and June 30, 2014, long term debt consisted of the following:

	December 31,	June 30,
	2014	2014
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$8,644	$34,190
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $91 and $1,081, respectively)	22,288	88,432
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $0 and $165, respectively)	-	8,206
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $203 and $884, respectively)	10,130	21,850
Capital lease obligation due May 31, 2018, payable in monthly installments of $3,390 with interest imputed at 4.5% (net of unamortized discount of $10,946 and $13,730, respectively)	128,051	144,998
Total	169,113	297,676
Less current portion	(76,327)	(187,029)
Total long-term debt, less current portion	$92,786	$110,647

10.	Commitments and Contingencies

We are involved from time to time in disputes and legal proceedings. At this time, management believes that such matters, individually and in the aggregate, are not material to our financial condition, results of operations and cash flows.

11.	Stock Options and Warrants

As of December 31, 2014, options consisted of the following:

	December 31, 2014
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2014	1,226,526	$0.40
Granted	20,000	0.66
Forfeited	(105,000)	0.40
Outstanding at December 31, 2014	1,141,526	0.40
Options exercisable at December 31, 2014	567,776	0.47

As of December 31, 2014, 1,141,526 stock options were outstanding and 840,974 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the first quarter of fiscal 2015 the Company granted 20,000 stock options and did not grant additional options during the second quarter of fiscal 2015. As of December 31, 2014, the total stock based compensation expense related to non-vested awards not yet recognized was $7,979.

During the quarter ended September 30, 2014, all of the Company’s outstanding warrants (covering 394,922 shares) expired and, at December 31, 2014, no warrants were issued or outstanding.

12.	Related Parties

During the three and six months ended December 31, 2014, a total of $10,500 and $16,875, respectively, was recorded as expense for non-employee directors serving on the Company's board of directors. During the three and six months ended December 31, 2013, a total of $10,000 and $21,703, respectively, was recorded as expense for non-employee directors serving on the Company's board of directors.

13.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customer (Topic 606)” (“ASU 2014-09”). The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

Except for ASU 2014-09 identified above, which the Company is currently evaluating, we have reviewed recently issued accounting standards and none are expected to have a material impact on the Company’s financial positions or results of operations.

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

Overview

We are a Wireless ISP that is focused on providing high-speed broadband internet in rural underserved and non-served markets. At December 31, 2014, we served 25,818 total subscribers in Texas, Oklahoma and Missouri. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all of its revenues from internet access services and related fees.

Adjusted EBITDA (as defined below) for the three and six months ended December 31, 2014 decreased $130,000, or 25% to approximately $381,000 as compared to $511,000 and decreased $253,000, or 26% to $727,000 as compared to $980,000, respectively. During the three and six months ended December 31, 2014, we continued to focus on quality process implementation and simplifying internal systems and procedures. Additionally, we continued to invest in new sales initiatives with tests in a limited number of existing markets. Should these tests prove successful, we expect to roll them out in more of our markets. During the three and six months ended December 31, 2014, we incurred approximately $32,000 and $83,000 in added personnel dedicated to this sales initiative, respectively. During the three months and six months ended December 31, 2014, we incurred additional legal and advisory fees of $81,000 and $94,000 respectively versus the comparable prior period. As announced on April 8, 2014, we continue to work with a financial advisory firm we engaged to evaluate strategic alternatives for the Company.

During the three and six months ended December 31, 2014, we used $91,000 and $196,000 of our available cash on capital upgrades and infrastructure expansion and $65,000 and $318,000 on our debt, capital lease and a second payment for the UpperSpace acquisition, respectively. In spite of the $514,000 used in these areas for the six months ended December 31, 2014, we are pleased that our cash on hand at December 31, 2014 increased by $223,000 to $3,331,000 as compared to cash on hand at June 30, 2014 of $3,107,000. Our cash on hand at December 31, 2014 also represented a $641,000 increase, or 23.8%, as compared to cash on hand at December 31, 2013 of $2,690,000.

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

  Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The following table sets forth certain unaudited financial data for the three months ended December 31, 2014 and December 31, 2013. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended December 31,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$2,113	100.0%	$2,027	100.0%
TOTAL REVENUES	2,113	100.0%	2,027	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,132	53.6%	1,006	49.6%
Sales and marketing	97	4.6%	86	4.2%
General and administrative	505	23.9%	441	21.8%
Depreciation and amortization	207	9.8%	197	9.7%
TOTAL OPERATING EXPENSES	1,941	91.9%	1,730	85.3%
INCOME FROM OPERATIONS	172	8.1%	297	14.7%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	1	0.1%
Interest expense	(5)	(0.2)%	(3)	(0.1)%
OTHER EXPENSE, net	(3)	(0.1)%	(2)	(0.1)%

INCOME BEFORE INCOME TAX EXPENSE	169	8.0%	295	14.6%
Income tax expense	51	2.4%	13	0.6%
NET INCOME	$118	5.6%	$282	13.9%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.02
DILUTED	$0.01		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062		16,729,562
DILUTED	19,898,273		19,857,158
OTHER DATA:
Adjusted EBITDA(1)	$381		511
Adjusted EBITDA margin(2)	18.0%		25.2%
CASH FLOW DATA:
Cash flow provided by operations	$251		$406
Cash flow used in investing activities	$(298)		$(309)
Cash flow used in financing activities	$(60)		$(57)
Reconciliation of net income to adjusted EBITDA:
Net Income	118		$282
Add: Depreciation and amortization	207		197
Stock based compensation	2		17
Interest expense	5		3
Income tax expense	51		13
Less: Interest income	(2)		(1)
Adjusted EBITDA(1)	$381		$511

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

Total revenue. Total revenue increased by $86,000, or 4.2%, to $2,113,000 for the three months ended December 31, 2014, from $2,027,000 for the three months ended December 31, 2013. Wireless broadband Internet revenue increased by $105,000 to $1,778,000 during the current year period compared to $1,673,000 for the prior year period primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended December 31, 2014, as well as the full period results from the acquisition of wireless subscribers completed November 1, 2013. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $19,000 to $335,000 during the current year period compared to $354,000 for the prior year period, which is primarily attributed to the expected decline of dial-up and DSL customers.

Connectivity and operations. Connectivity and operations expense increased by $126,000, or 12.5%, to $1,132,000 for the three months ended December 31, 2014, from $1,006,000 for the three months ended December 31, 2013. An increase of $75,000 in salaries, wages and related personnel expense to $520,000 was recorded for the current year period compared to $445,000 for the prior year period. This increase is a result of the Company's expenses related to the growth and network expansion from the acquisition of Upperspace on November 1, 2013 of $22,000, the hiring of a network engineer of $24,000 and general increases in employee compensation and benefits of $29,000 for the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013. Rents, utilities and tower lease costs increased $72,000 to $229,000 in the current year period as compared to $157,000 in the prior year period due primarily to increases in the number of towers and tower rents. The expense of seven trucks leased in May 2014 increased expenses by $12,000 for the three months ended December 31, 2014 as compared to zero in the prior year period. Telecom expense increased $4,000 to $241,000 for the current year period compared to $237,000 for the prior year period due mainly to negotiation of favorable rates in light of infrastructure expansion and growth. Merchant fees increased by $1,000 to $43,000 for the current year period as compared to $42,000 in the prior year period due to increased cash transaction activity.

The above mentioned increases were partially offset by a decrease of $19,000 in materials and supplies expense to $50,000 for the current year period compared to $69,000 in the prior year period due projects relating the acquisition of Upperspace in the prior year period. Travel, meals and mileage expense also decreased by $19,000 to $37,000 compared to $56,000 in the prior year period due primarily to the leasing of the seven trucks in May 2014.

 Sales and marketing. Sales and marketing expense increased by $10,000, or 11.9%, to $96,000 for the three months ended December 31, 2014 compared to $86,000 for the three months ended December 31, 2013. Personnel expense increased $18,000 to $78,000 in the three month period ended December 31, 2014 compared to $60,000 recorded in the three month period ended December 31, 2013, primarily due to the employment of sales personnel and consultants hired for a direct sales initiative in limited markets. Outside sales expense increased by $1,000 to $10,000 for the current year period compared to $9,000 for the prior year period due to increased sales efforts through in-house personnel. Advertising expense decreased by $8,000 to $2,000 for the current year period compared to $10,000 for the prior year period due to the discontinuance of advertising initiatives deemed not effective in certain markets. Facilities expense remained constant at $7,000 the current year and prior year periods.

General and administrative. General and administrative expense increased by $64,000, or 14.5%, to $505,000 for the three months ended December 31, 2014, from $441,000 for the three months ended December 31, 2013. Personnel costs increased by $49,000 to $226,000 for the current year period compared to $177,000 for the prior year period due to an increase in staff compensation and benefit costs and the hiring of a financial analyst in July 2014. Professional fees increased by $25,000 to $97,000 for the current year period compared to $72,000 for the prior year period due to primarily to increased consulting and legal fees incurred in connection with certain legal matters. Other expense increased by $11,000 to $59,000 in the three months ended December 31, 2014 compared to $48,000 in the prior year period due to increases in office supplies and shipping costs. Insurance costs increased by $10,000 to $40,000 in the current year period compared to $30,000 in the prior year period due to general rate increases incurred with policy renewals.

The above mentioned increases were partially offset by a decrease of $16,000 in board compensation to $11,000 in the three months ended December 31, 2014 compared to $27,000 for the three months ended December 31, 2013 due to the resignation of one member of the Board of Directors in March 2014 and a reduction of stock based compensation in the three month period ended December 31, 2014 compared to the prior year period. Rents and utilities costs declined $6,000 to $50,000 in the current year period compared to $56,000 in the prior year period due to closing of the Stafford office in May 2014. Telecommunications expense in the current year period decreased by $5,000 to $17,000 in the current year period compared to $22,000 in the prior year period due to renegotiating more favorable terms with providers and credits received for sales tax and USF charges. Travel, meals and mileage decreased $4,000 to $5,000 for the current year period as compared to $9,000 for the prior year period due to decreases in corporate travel.

 Depreciation and amortization. Depreciation and amortization increased by $10,000, or 5.1%, to $207,000 for the three months ended December 31, 2014, from $197,000 for the three months ended December 31, 2013. This increase was due primarily to a $9,000 increase in amortization to $74,000 in the current year period compared to $65,000 in the prior year period relating to acquired subscriber costs resulting from the full period effect of the Company’s acquisition of Upperspace on November 1, 2013 and an increase in depreciation expense of $1,000 to $133,000 for the three months ended December 31, 2014 as compared to $132,000 for the three months ended December 31, 2013 caused by assets becoming fully depreciated and fewer additions in the current period.

Interest income and expense. Interest income increased by $1,000 to $2,000 in the current year period compared to $1,000 in the prior year period. Interest expense increased $2,000 to $5,000 compared to $3,000 in the prior year period due primarily to the imputed interest on the Upperspace acquisition discount.

Income tax expense. Income tax expense increased by $38,000, or 292.3%, to $51,000 for the three months ended December 31, 2014 as compared to $13,000 for the prior year period due primarily to federal income tax expense of $37,000 for the current year period as compared to zero for the prior year period and higher Texas franchise tax expense accrued for increased revenues in the current year period of $1,000 to $14,000 as compared to $13,000 in the prior year period.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

The following table sets forth certain unaudited financial data for the six months ended December 31, 2014 and December 31, 2013. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Six Months Ended December 31,
	2014	% of Revenues	2013	% of Revenues
REVENUES:
Internet services	$4,161	100.0%	$3,995	100.0%
TOTAL REVENUES	4,161	100.0%	3,995	100.0%
OPERATING EXPENSES:
Connectivity and operations	2,240	53.8%	1,985	49.7%
Sales and marketing	177	4.3%	187	4.7%
General and administrative	1,020	24.5%	862	21.6%
Depreciation and amortization	416	10.0%	376	9.4%
TOTAL OPERATING EXPENSES	3,853	92.6%	3,410	85.4%
INCOME FROM OPERATIONS	308	7.4%	585	14.6%

OTHER INCOME (EXPENSE)
Interest income	3	0.1%	4	0.1%
Interest expense	(9)	(0.2)%	(7)	(0.2)%
OTHER EXPENSE, net	(6)	(0.1)%	(3)	(0.1)%

INCOME BEFORE INCOME TAX EXPENSE	302	7.3%	582	14.6%
Income tax expense	116	2.8%	25	0.6%
NET INCOME	$186	4.5%	$557	13.9%

NET INCOME PER COMMON SHARE:
BASIC	$0.01		$0.03
DILUTED	$0.01		$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062		16,729,562
DILUTED	19,924,788		19,828,461
OTHER DATA:
Adjusted EBITDA(1)	$727		980
Adjusted EBITDA margin(2)	17.5%		24.5%
CASH FLOW DATA:
Cash flow provided by operations	$737		$925
Cash flow used in investing activities	$(389)		$(416)
Cash flow used in financing activities	$(125)		$(114)
Reconciliation of net income to adjusted EBITDA:
Net Income	$186		$557
Add: Depreciation and amortization	416		376
Stock based compensation	3		19
Interest expense	9		7
Income tax expense	116		25
Less: Interest income	(3)		(4)
Adjusted EBITDA(1)	$727		$980

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

Total revenue. Total revenue increased by $166,000, or 4.2%, to $4,161,000 for the six months ended December 31, 2014, from $3,995,000 for the six months ended December 31, 2013. Wireless broadband Internet revenue increased by $214,000 to $3,469,000 during the current year period compared to $3,255,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels six month period ended December 31, 2014, as well as the full period results from the acquisition of wireless subscribers associated with the purchase of Upperspace in November 2013. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $48,000 to $692,000 during the current year period compared to $740,000 for the prior year period, which is primarily attributed to the expected decline of dial-up and DSL customers.

Connectivity and operations. Connectivity and operations expense increased by $255,000, or 12.8%, to $2,240,000 for the six months ended December 31, 2014, from $1,985,000 for the six months ended December 31, 2013. An increase of $165,000 in salaries, wages and related personnel expense to $1,058,000 was recorded for the current year period compared to $893,000 for the prior year period. This increase is primarily a result of the Company's growth and network expansion from the acquisition of wireless subscribers with the purchase of Upperspace on November 1, 2013, and addition of network personnel. Rents, utilities and tower lease costs increased $76,000 to $397,000 in the current year period as compared to $321,000 in the prior year period due primarily to the increases in the number of towers and tower rents. The expense of seven trucks leased in May 2014 increased expenses by $25,000 to $25,000 for the six months ended December 31, 2014 compared to zero in the prior year period. Materials and supplies expense increased by $13,000 to $109,000 in the current year period compared to $96,000 for the prior year period due to parts and miscellaneous purchases for an upgrade of radio equipment deployed from May to December 2014. Merchant fees increased by $4,000 to $87,000 for the current year period as compared to $83,000 in the prior year period due to increased credit card transaction activity.

The above mentioned increases were partially offset by a decrease of $21,000 in travel, meals and mileage expense to $85,000 for the current year period compared to $106,000 in the prior year period due to the leasing of seven fleet trucks in May 2014. Telecom expense decreased $7,000 to $479,000 for the current year period compared to $486,000 for the prior year period due mainly to credits received from vendors for refunds of sales tax and USF fees.

 Sales and marketing. Sales and marketing expense decreased by $10,000, or 5.3%, to $177,000 for six months ended December 31, 2014 compared to $187,000 for the six months ended December 31, 2013. Personnel expense increased $21,000 to $143,000 in the six month period ended December 31, 2014 compared to $122,000 recorded in the six month period ended December 31, 2013, primarily due to the employment of direct sales personnel hired for a sales initiative in limited markets.

The above mentioned increase was partially offset by a decrease in advertising expense of $19,000 to $4,000 for the current year period compared to $23,000 for the prior year period when certain advertising initiatives were deemed not effective in target markets. Outside sales expense decreased by $6,000 to $19,000 for the current year period compared to $25,000 for the prior year period due to increased sales efforts through employing in-house personnel. Facilities expense decreased by $6,000 to $11,000 in the six month period ended December 31, 2014 compared to $17,000 in the six month period ended December 31, 2013 due to an adjustment in deferred rent in the first quarter of fiscal year 2015 and due to reductions in utility rates.

General and administrative. General and administrative expense increased by $158,000, or 18.3%, to $1,020,000 for the six months ended December 31, 2014, from $862,000 for the six months ended December 31, 2013. Professional fees increased by $119,000 to $256,000 for the current year period compared to $137,000 for the prior year period due to primarily to increased consulting and legal fees incurred in connection with certain legal matters and engaging a financial advisor for the Company. Personnel costs increased by $100,000 to $447,000 for the current year period compared to $347,000 for the prior year period due to increases in compensation, benefit costs and the hiring of a financial analyst in July 2014. Insurance costs increased by $12,000 to $68,000 in the current year period compared to $56,000 in the prior year period due to general rate increases incurred with policy renewals. Other expense increased by $5,000 to $104,000 in the three months ended December 31, 2014 compared to $99,000 in the prior year period due to increases in office supplies and shipping costs.

The above mentioned increases were partially offset by a decrease of $38,000 in rent and utilities to $85,000 in the six month period ended December 31, 2014 compared to $123,000 in the prior year period due to reductions in utility costs and rent expense due to closing of the Stafford office in May 2014. Stock-based compensation and director fees decreased $20,000 to $20,000 in the current year period compared to $40,000 in the prior year period due to the resignation of one member of the Board of Directors in March 2014 and a reduction of stock based compensation in the six month period ended December 31, 2014 compared to the prior year period. Telecommunications expense in the current year period decreased by $19,000 to $28,000 in the six month period ended December 31, 2014 compared to the prior year period of $47,000 due to renegotiating more favorable terms with providers and credits received for sales tax and USF charges. Travel, meals and mileage decreased $1,000 to $12,000 for the current year period as compared to $13,000 for the prior year period due to decreases in corporate executive travel.

 Depreciation and amortization. Depreciation and amortization increased by $40,000, or 10.6%, to $416,000 for the six months ended December 31, 2014, from $376,000 for the six months ended December 31, 2013. This increase was due to an increase in amortization of $42,000 to $150,000 in the current year period compared to $108,000 in the prior year period relating to acquired subscriber costs resulting from the full period effect of the Company’s acquisition of Upperspace on November 1, 2013. Depreciation expense decreased $2,000 to $266,000 for the six months ended December 31, 2014 as compared to $268,000 for the six months ended December 31, 2013 caused by assets becoming fully depreciated and fewer additions.

Interest income and expense. Interest income decreased by $1,000 to $3,000 in the current year period compared to $4,000 in the prior year period. Interest expense increased $2,000 to $9,000 compared to $7,000 in the prior year period due to changes in banking arrangements.

Income tax expense. Income tax expense increased by $91,000, or 364.0%, to $116,000 for the six months ended December 31, 2014 as compared to $25,000 for the prior year period due primarily to federal income tax expense of $89,000 for the current year period as compared to zero for the prior year period and higher Texas franchise tax expense accrued for increased revenues in the current year period of $2,000 to $27,000 as compared to $25,000 in the prior year period.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through cash flows from operations. During the six months ended December 31, 2014, the Company recognized net income and an increase in cash on hand of approximately $186,000 and $223,000, respectively. In addition, during the six months ended December 31, 2014 and 2013, the Company recognized net cash provided by operating activities of $737,000 and $925,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $3,331,000 at December 31, 2014. The Company expects to fund its operations during fiscal 2015 with cash flow from operations. The Company’s addition of technical personnel to its technical staff during the quarter ended March 31, 2014 and the anticipated expansion of its sales and marketing initiatives during fiscal 2015 are expected to cause future cash flow from operations to decrease slightly yet remain strong.

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

Changes in operating assets and liabilities provided cash of $37,000 and used cash of $32,000 for the six months ended December 31, 2014 and 2013, respectively.

Cash used in investing activities totaled $389,000 and $416,000 for the six months ended December 31, 2014 and 2013, respectively, due primarily to purchases of capital improvements for existing wireless broadband internet infrastructure and an acquisition of subscribers.

Cash used in financing activities totaled $125,000 and $114,000 for the six months ended December 31, 2014 and 2013, respectively, and consisted of principal payments on long term debt and capital leases, including notes related to acquisitions.

Cash on hand increased by $223,000 during the six months ended December 31, 2014. As of December 31, 2014, cash on hand was $3,331,000 as compared to $2,690,000 as of December 31, 2013. We believe our continuing efforts to improve the quality and efficiency of our operations, along with our focus on increasing revenues, may lead to a more rapid rate of growth and improving cash flow from operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As stated in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, our management identified a material weakness in the forecast analysis used in estimating the valuation allowance for deferred tax assets as of June 30, 2014. The forecast used assumptions that were estimates of projected operating results. As of the date of the filing of this report, we have developed and implemented new procedures to remediate this material weakness. Specifically, management evaluated and determined the objectively verified assumptions to use in our projections and tax timing differences to estimate our taxable income for the next five years and beyond to determine the related valuation allowance each year. Management will update these assumptions annually as part of the audit process. These procedures will be documented internal controls and will be reviewed annually. Based on their evaluation as of December 31, 2014 and because the previously identified material weakness in our internal control over financial reporting discussed above (which is an integral component of our disclosure controls and procedures) has been fully remedied by such date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Changes in internal control over financial reporting. Except for the remedial measures discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 17, 2014, the Steven G. Mihaylo Trust and Summit Growth Management LLC (“Mihaylo and Summit”) filed a petition against the Company, William E. Ladin, Jr., Randall J. Frapart, Raymond L. Horn, Dean L. Greenberg, and Justin McClure in the 127th Judicial District Court of Harris County, Texas.  The petition alleges that the individual defendants mismanaged the Company and asserts claims for breach of fiduciary duty, shareholder oppression, failure to call a shareholder meeting, and declaratory relief.  The petition seeks an order compelling the Company to set an annual meeting and is seeking damages, a declaration of the parties’ rights, and attorneys' fees.  On January 28, 2015 Mihaylo and Summit filed a motion for a partial summary judgment for the Company to set an annual meeting. The matter is in its preliminary stages. As previously disclosed in its filings with the Securities and Exchange Commission, the Company has engaged a financial advisor, GulfStar Group, Inc., to assist the Board in evaluating possible strategic alternatives.  The defendants believe that the Company has implemented a robust process to evaluate potential strategic alternatives to maximize value for the shareholders and intend to mount a vigorous defense.

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

Date: February 11, 2015
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: February 11, 2015
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

