Form 10-Q
period 2015-03-31
INTERNET AMERICA INC
filed 2015-05-14
CIK 1001279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Yes ☐      No ☒

As of May 14, 2015, the registrant had 16,747,062 shares of Common Stock at $0.01 par value, outstanding.

INTERNET AMERICA, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,599,398	$3,107,142
Accounts receivable, net of allowance for uncollectible accounts of $21,410 and $10,496 as of March 31, 2015 and June 30, 2014, respectively.	120,624	215,805
Inventory	461,255	354,080
Prepaid expenses and other current assets	74,328	94,001
Deferred tax asset	422,000	422,000
Total current assets	4,677,605	4,193,028

Property and equipment, net	1,468,309	1,585,546
Goodwill	1,968,127	1,968,127
Subscriber acquisition costs, net	449,991	691,193
Deferred tax asset	8,051,730	8,178,000
Other assets	44,995	41,181
TOTAL ASSETS	$16,660,757	$16,657,075

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,035	$158,059
Accrued liabilities	570,507	597,529
Deferred revenue	763,731	798,320
Current portion of long-term debt and capital lease	39,816	187,029
Total current liabilities	1,520,089	1,740,937
Other liability, net	175,613	193,433
Long-term debt and capital lease, net of current portion	83,682	110,647
Total liabilities	1,779,384	2,045,017

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, 2,718,428 issued and outstanding as of March 31, 2015 and June 30, 2014.	27,185	27,185
Common stock, $0.01 par value: 40,000,000 shares authorized, 16,747,062 outstanding as of March 31, 2015 and June 30, 2014.	167,471	167,471
Additional paid-in capital	63,074,016	63,069,658
Accumulated deficit	(48,387,299)	(48,652,256)
Total shareholders' equity	14,881,373	14,612,058
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,660,757	$16,657,075

See accompanying notes to condensed consolidated financial statements.

 INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
REVENUES:
Internet services	$2,110,047	$2,059,221	$6,270,552	$6,053,741
TOTAL REVENUES	2,110,047	2,059,221	6,270,552	6,053,741

OPERATING EXPENSES:
Connectivity and operations	1,122,632	1,075,131	3,362,275	3,059,764
Sales and marketing	103,583	79,764	280,553	266,172
General and administrative	561,361	499,592	1,580,676	1,361,738
Depreciation and amortization	189,856	200,211	606,302	576,396
TOTAL OPERATING EXPENSES	1,977,432	1,854,698	5,829,806	5,264,070

INCOME FROM OPERATIONS	132,615	204,523	440,746	789,671

OTHER INCOME (EXPENSE)
Interest income	1,824	1,773	5,478	5,443
Interest expense	(4,555)	(2,600)	(13,797)	(9,769)
OTHER EXPENSE, net	(2,731)	(827)	(8,319)	(4,326)

INCOME BEFORE INCOME TAX EXPENSE	129,884	203,696	432,427	785,345
Income tax expense	51,064	13,200	167,470	38,400

NET INCOME	$78,820	$190,496	$264,957	$746,945

NET INCOME PER COMMON SHARE:
BASIC	$0.00	$0.01	$0.02	$0.04
DILUTED	$0.00	$0.01	$0.01	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062	16,733,832	16,747,062	16,730,954
DILUTED	19,902,047	19,849,915	19,945,829	19,805,672

See accompanying notes to condensed consolidated financial statements.

INTERNET AMERICA, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$264,957	$746,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606,302	576,396
Amortization of discount on accrued purchase consideration	6,564	-
(Gain) or loss from sale or disposal of assets	(426)	9,904
Provision for bad debt	12,650	72
Stock based compensation	4,358	20,026
Deferred tax expense	126,270	-
Changes in operating assets and liabilities:
Accounts receivable	82,531	(31,510)
Inventory	(104,639)	(32,620)
Prepaid expenses and other current assets	15,403	4,896
Other assets	-	14,448
Accounts payable and accrued liabilities	154,385	52,294
Other long-term assets	(3,815)	-
Deferred revenue	(34,589)	(26,086)
Net cash provided by operating activities	1,129,951	1,334,765
INVESTING ACTIVITIES:
Purchases of property and equipment	(270,086)	(300,763)
Cash paid for acquisition	(193,433)	(132,108)
Net cash used in investing activities	(463,519)	(432,871)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(148,585)	(170,669)
Principal payments of capital lease	(25,591)	-
Proceeds from exercise of common stock options	-	6,125
Net cash used in financing activities	(174,176)	(164,544)
NET INCREASE IN CASH AND CASH EQUIVALENTS	492,256	737,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,107,142	2,295,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,599,398	$3,032,540
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,153	$10,199
Cash paid for income taxes	-	58,415
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchase consideration for acquisition of subscribers	$-	$386,867
Reclass of prepaid asset to fixed assets - vehicles under capital lease	$16,475	$-
Discount of accrued purchase consideration	$(24,385)	$-

See accompanying notes to condensed consolidated financial statements.

 INTERNET AMERICA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

3.	Revenue Recognition

Reveune from providing internet related services is recognized when earned. We charge a recurring subscription fee to our subscribers and recognize revenues when they are earned, which generally occurs as the service is provided. The service subscriptions are generally billed in advance for monthly, quarterly, semiannual or annual periods. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Installation and setup fees are billed at the time of installation and deferred over the estimated expected life of the customer. As of March 31, 2015, deferred revenue of $763,731 was comprised of $469,379 of service subscription revenue and $294,352 of installation and setup fee revenue. As of June 30, 2014, deferred revenue of $798,320 was comprised of $504,722 of service subscription revenue and $293,598 of installation and setup fee revenue.

4.	Basic and Diluted Net Income Per Share

For the three and nine months ended March 31, 2015 and 2014, common stock equivalent shares totaling 2,718,428 have been added to the weighted average common shares outstanding, assuming the shares of preferred stock were converted into shares of common stock as of the first day of each respective period, for the purpose of computing diluted earnings per share ("EPS"). For the three and nine months ended March 31, 2015, additional common stock equivalent shares totaling 436,557 and 480,339, respectively, were included in the calculation of diluted EPS. For the three and nine months ended March 31, 2014, additional common stock equivalent shares totaling 397,655 and 356,290, respectively, were included in the calculation of diluted EPS. These additional shares are attributable to outstanding in-the-money stock options and warrants. Options to purchase zero and 20,000 shares of the Company’s common stock were excluded in the computation of diluted EPS for the three and nine months ended March 31, 2015 as the effect of these options were anti-dilutive. Options to purchase zero and 471,526 shares, respectively, of the Company’s common stock were excluded in the computation of diluted EPS for the three and nine months ended March 31, 2014 as the effect of these options were anti-dilutive. Outstanding warrants included in the computation of diluted EPS for the three and nine months ended March 31, 2015 were zero and 44,501, respectively. All outstanding warrants of 394,922 shares were included in the computation of diluted EPS for the three and nine months ended March 31, 2014. All of these warrants expired in September 2014.

5.	Use of Estimates

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

On November 1, 2013, the Company completed an acquisition of the subscribers associated with the wireless ISP operations of UpperSpace Corporation ("UpperSpace") conducted in and around northeast Oklahoma for an estimated total purchase consideration of $580,300, payable as follows: (i) a $193,433 cash payment, inclusive of $61,325 retained by the seller representing deferred revenues, made at closing, (ii) $193,433 cash payment to be made on the twelve month anniversary of the closing, which was made during the second quarter of fiscal year 2015 and (iii) an estimated $193,433 cash payment to be made on the thirty-six month anniversary of the closing (which payment is included in other long term liabilities, net of a discount of $17,820 as of March 31, 2015). The total estimated purchase consideration of $580,300 is allocated as follows: $530,487 to subscriber acquisition costs, $42,132 to fixed assets and $7,681 to other intangible assets.

7.	Goodwill and Subscriber Acquisition Costs

Pursuant to Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangibles, the Company performs a qualitative evaluation of goodwill annually or more frequently when indicators of impairment exist, and if that evaluation indicates impairment has occurred, the following two-step process is applied. The first step is used to identify a potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount) including goodwill. If the fair market value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The Company concluded that no impairment of goodwill occurred during the three or nine months ended March 31, 2015 and 2014.

The Company amortizes customer acquisition costs over the estimated life of the acquired customers. The weighted average amortization period for subscriber acquisition costs was 48 months for both dial-up and wireless broadband Internet customers during the three and nine months ended March 31, 2015 and 2014. As of March 31, 2015, unrecognized amortization expense for the remainder of fiscal year ended June 30, 2015 is expected to be $60,000 and unrecognized amortization expense for fiscal years ended June 30, 2016, 2017 and 2018 is expected to be $208,000, $140,000 and $42,000, respectively.

8.	Income Taxes

During the three and nine months ended March 31, 2015, the Company generated income before income tax expense of $129,884 and $432,427, respectively, and recognized Texas franchise tax expense of $13,500 and $41,200, respectively. The provision for federal income taxes recorded for the three and nine months ended March 31, 2015 was $37,564 and $126,270, respectively. The effective tax rate for the three and nine months ended March 31, 2015 was 39.3% and 38.7%, respectively. For the three months ended March 31, 2015, the differences from the statutory rate of 34.0% included a decrease of 1.7% for other expenses and an increase of 7.0% for state tax expense, net of federal benefit. For the nine months ended March 31, 2015, the differences from the statutory rate of 34.0% included a decrease of 1.7% for other expenses and an increase of 6.5% for state tax expense, net of federal benefit.

During the three and nine months ended March 31, 2014, the Company generated income before income tax expense of $203,696 and $785,345, respectively, and recognized Texas franchise tax expense of $13,200 and $38,400, respectively. No provision for federal income taxes was recorded for the three and nine months ended March 31, 2014 due to the utilization of net operating loss carryforwards. The effective tax rate for the three and nine months ended March 31, 2014 was 6.5% and 4.8%, respectively. For the three months ended March 31, 2014, the differences from the statutory rate of 34.0% included a decrease of 9.2% for other expenses, an increase of 4.3% for state tax expense, net of federal benefit, and a decrease of 22.6% for the change in valuation allowance. For the nine months ended March 31, 2014, the differences from the statutory rate of 34.0% included a decrease of 10.2% for other expenses, an increase of 3.2% for state tax expense, net of federal benefit, and a decrease of 22.2% for the change in valuation allowance.

The Company has provided a valuation allowance totaling $3,578,000 and $3,452,000 of net deferred tax assets at March 31, 2015 and June 30, 2014, respectively, as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. Future adjustments to the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in an adjustment to income tax expense (benefit) in future periods when those determinations are made. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2015, the Company had net operating loss carry forwards of approximately $36 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts and expire beginning in fiscal year 2019 continuing through fiscal year 2033 and may be limited in their use due to significant changes in the Company's ownership.

The preparation of various tax returns requires the use of estimates for federal and state income tax purposes. Those estimates may be subject to review by respective taxing authorities. A revision, if any, to an estimate may result in assessment of additional taxes, penalties and interest. Tax years 2009 through 2013 remain subject to examination by various federal and state tax jurisdictions. The Company performed an assessment of its various income tax positions for all periods subject to examination and concluded that no accrual of uncertain tax positions was necessary as of March 31, 2015 and June 30, 2014. The Company will account for interest and penalties related to uncertain tax positions in the current period consolidated statement of operations, as necessary.

9.	Accrued Liabilities

As of March 31, 2015 and June 30, 2014, accrued liabilities consisted of the following:

	March 31,	June 30,
	2015	2014
Purchase consideration for acquisition of subscribers	$-	$193,433
Property, franchise and sales tax expense	211,070	180,992
Employee wages and benefits	211,305	117,229
Professional fees	88,845	56,000
Deferred rent expense	57,357	48,688
Other	1,930	1,187
Total accrued liabilities	$570,507	$597,529

10.	Acquisition Credit Facility and Long-Term Debt

On October 28, 2013, the Company entered into a loan agreement and other related agreements and documents with Frost Bank (the "Bank") creating a non-revolving acquisition credit facility (the “Acquisition Facility”) designed to provide the Company with an additional source of funding for the potential acquisition of subscribers from internet companies (each, an "Acquisition").

The amount that may be borrowed under the Acquisition Facility is $2,000,000 (the “Loan Cap”). For each specific Acquisition, the maximum amount that can be borrowed under the Acquisition Facility, subject to the Loan Cap, is (i) 55% of the cost of such Acquisition in the case of an Acquisition that is partially paid for using seller financing that has a maturity of less than three years and (ii) 65% of the cost of such Acquisition in the case of an Acquisition that is partially paid for using seller financing that has a maturity of three years or more. The Acquisition Facility terminated on April 25, 2015. Through the date of this report, there has been no borrowing under the Acquisition Facility.

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

There are two financial covenants under the Acquisition Facility. The first covenant requires the Company to maintain a debt (excluding subordinated debt) to tangible net worth ratio of less than or equal to 2.5 to 1.0. The second covenant requires the Company to maintain a cash flow to debt service ratio of greater than or equal to 2.0 to 1.0, to be calculated on a rolling four-quarter basis. Both covenants are to be tested as of the end of each fiscal quarter. At March 31, 2015, the Company was in compliance with these covenants.

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

As of March 31, 2015 and June 30, 2014, long term debt consisted of the following:

	March 31,	June 30,
	2015	2014
Note payable due February 15, 2015, payable in monthly payments of $4,346 with fixed interest at 4.5%	$-	$34,190
Note payable due February 15, 2015, payable in monthly payments of $11,189 with interest imputed at 3.25% (net of unamortized discount of $0 and $1,081, respectively)	-	88,432
Note payable due November 1, 2014, payable in monthly installments of $1,674 with interest imputed at 8% (net of unamortized discount of $0 and $165, respectively)	-	8,206
Note payable due May 1, 2015, payable in monthly installments of $2,067 with interest imputed at 8% (net of unamortized discount of $41 and $884, respectively)	4,092	21,850
Capital lease obligation due May 31, 2018, payable in monthly installments of $3,390 with interest imputed at 4.5% (net of unamortized discount of $9,420 and $13,730, respectively)	119,406	144,998
Total	123,498	297,676
Less current portion	(39,816)	(187,029)
Total long-term debt, less current portion	$83,682	$110,647

11.	Commitments and Contingencies

We are involved from time to time in disputes and legal proceedings. At this time, management believes that such matters, individually and in the aggregate, are not material to our financial condition, results of operations and cash flows.

12.	Stock Options and Warrants

As of March 31, 2015, options consisted of the following:

	March 31, 2015
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2014	1,226,526	$0.40
Granted	20,000	0.66
Forfeited	(135,000)	0.39
Outstanding at March 31, 2015	1,111,526	$0.40
Options exercisable at March 31, 2015	545,276	$0.47

As of March 31, 2015, 1,111,526 stock options were outstanding and 870,974 stock options were available for future issuance under the Company’s 2007 Stock Option Plan. During the first quarter of fiscal 2015 the Company granted 20,000 stock options and did not grant additional options during the second and third quarters of fiscal 2015. As of March 31, 2015, the total stock based compensation expense related to non-vested awards not yet recognized was $5,969.

During the quarter ended September 30, 2014, all of the Company’s outstanding warrants (covering 394,922 shares) expired and, at March 31, 2015, no warrants were issued or outstanding.

13.	Related Parties

During the three and nine months ended March 31, 2015, a total of $8,500 and $25,375, respectively, was recorded as expense for non-employee directors serving on the Company's board of directors. During the three and nine months ended March 31, 2014, a total of $11,625 and $33,328, respectively, was recorded as expense for non-employee directors serving on the Company's board of directors.

14.	Recent Accounting Pronouncements

We have reviewed recently issued accounting standards and none are expected to have a material impact on the Company’s financial positions or results of operations.

15.	Subsequent Events

On April 17, 2015, Internet America, Inc., a Texas corporation (the “Company”), and AirCanopy Internet Services, Inc., a Texas corporation (the “Purchaser”), entered into an asset purchase agreement (the “Purchase Agreement”). Under the Purchase Agreement the Company agreed to sell substantially all of the Company’s wireless and other internet service assets required for operating the Company’s wireless broadband and internet service business as well as certain real property (collectively, the “Assets”) to the Purchaser and the Purchaser agreed to assume certain liabilities of the Company, including certain leases and deferred revenue in exchange for a cash purchase price of $13,500,000, subject to various purchase price adjustments (the “Asset Sale”). The effective date of the Asset Sale is expected to be June 1, 2015, and it is expected to close in June 2015, subject to the satisfaction of certain closing conditions, which includes obtaining the approval of the Company shareholders. The Company intends to distribute the net proceeds from the Asset Sale and its net excess cash to its shareholders subject to any reductions, if any, in the event of any claims by Purchaser arising out of any breach of the representations and warranties of the Purchase Agreement. Management anticipates distributing to its Shareholders in June 2015, and over the subsequent four months, between $0.68 and $0.70 per share. Distributions will be made to the stockholders to the extent of all excess cash available through the final winding down of the business. The foregoing description of the plan of liquidation is qualified in its entirety by reference to the full text of the Plan of Liquidation, filed as Annex B to the Company’s preliminary proxy statement filed with the SEC on May 1, 2015.

The Purchase Agreement contains customary representations and warranties of the parties and covenants of the Company.  It also includes certain termination rights, including, among others: (i) the Purchaser has a right to terminate if the Company receives certain acquisition proposals and exercises its right to withhold, withdraw, amend or modify its approval of the Purchase Agreement before it obtains shareholder approval; and (ii) Either party has a right to terminate if: the Company does not obtain shareholder approval on or before June 30, 2015; the closing does not occur on or before June 30, 2015, absent any breach by the terminating party; or there is a material adverse loss in the Company’s internet service revenue before the closing date.

The Purchaser may be required to pay liquidated damage, in certain circumstances, of 7.5% of the cash purchase price. These circumstances include the failure of Purchaser to perform its obligations at closing or terminating the Purchase Agreement, except as allowed by its terms or due to the other party’s material breach.  The Company may be liable for liquidated damages of $500,000 in similar circumstances.  The Company may also be liable for a $500,000 termination fee if it terminates the Purchase Agreement, subject to certain conditions.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the SEC on April 21, 2015 and is incorporated herein by reference.

In connection with the execution of the Purchase Agreement and on the same date, the Company entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with William E. Ladin, Jr. (CEO and Chairman of the Board of the Company), and Ambassador John Palmer and Steven G. Mihaylo (each are beneficial owners of more than 5% of the voting securities of the Company), as well as certain entities related to the foregoing. In each case, each person other than the Company who is party to the Voting Agreement entered into it solely in their capacity as a stockholder. The stockholders that are party to the Voting Agreement own approximately 58.5% of the total voting power of the Company in the aggregate (including common stock held by holders of preferred stock on an as-converted to common stock basis and vested options). The Voting Agreement (i) generally requires that the stockholders party thereto vote all of their shares of the Company’s voting stock in favor of the Asset Sale and against alternative transactions, (ii) generally requires that the stockholders party thereto take any actions necessary to cause the appointment of Mr. Mihaylo and other directors to the Company’s board of directors, (iii) includes an obligation for Mr. Mihaylo and his related entities to dismiss an existing suit against the Company and a conditional release of claims by and among the Company and the stockholders party thereto and (iv) generally requires that the stockholders party thereto not transfer their shares. In addition, in connection with the Voting Agreement, Justin McClure and Dean L. Greenberg delivered irrevocable proxies, only triggered upon the distribution of amounts received by the Company in connection with the Purchase Agreement (other than certain amounts held in escrow). The Voting Agreement terminates upon (a) the closing of the transactions contemplated under the Purchase Agreement or (b) the two year anniversary of executing the Voting Agreement.

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the Voting Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 21, 2015 and is incorporated herein by reference.

Approval of the Asset Sale will be submitted to the Company’s shareholders for their consideration, and the Company will file a definitive proxy statement to be used to solicit shareholder approval of the transaction with the Securities Exchange Commission (the “SEC”). A free copy of the Definitive Proxy Statement, as well as other filings with the SEC containing information about the Company and the transaction may be obtained, when available, at the SEC’s website at www.sec.gov. The Company’s shareholders are urged to read the Definitive Proxy Statement regarding the transaction when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. The Company, its directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s shareholders in connection with the approval of the transaction. Information about the directors and executive officers of the Company is set forth in its Annual Report on Form 10-K for the most recently ended fiscal year, which was filed with the SEC. Investors may obtain additional information regarding the interest of such participants by reading the proxy statement regarding the Asset Sale when it becomes available.

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

Overview

We are a Wireless ISP that is focused on providing high-speed broadband internet in rural underserved and non-served markets. At March 31, 2015, we served 25,867 total subscribers in Texas, Oklahoma and Missouri. A subscriber represents an active, billed service. One customer account may represent multiple subscribers depending on the number of active and billed services for that customer. The Company derives substantially all of its revenues from internet access services and related fees.

On April 17, 2015, Internet America, Inc., a Texas corporation (the “Company”), and AirCanopy Internet Services, Inc., a Texas corporation (the “Purchaser”), entered into an asset purchase agreement (the “Purchase Agreement”). Under the Purchase Agreement the Company agreed to sell substantially all of the Company’s wireless and other internet service assets required for operating the Company’s wireless broadband and internet service business as well as certain real property (collectively, the “Assets”) to the Purchaser and the Purchaser agreed to assume certain liabilities of the Company, including certain leases and deferred revenue in exchange for a cash purchase price of $13,500,000, subject to various purchase price adjustments (the “Asset Sale”). The effective date of the Asset Sale is expected to be June 1, 2015, and it is expected to close in June 2015, subject to the satisfaction of certain closing conditions, which includes obtaining the approval of the Company shareholders. The Company intends to distribute the net proceeds from the Asset Sale and its net excess cash to its shareholders subject to any reductions, if any, in the event of any claims by Purchaser arising out of any breach of the representations and warranties of the Purchase Agreement. Management anticipates distributing to its Shareholders in June 2015, and over the subsequent four months, between $0.68 and $0.70 per share. Distributions will be made to the stockholders to the extent of all excess cash available through the final winding down of the business. The foregoing description of the plan of liquidation is qualified in its entirety by reference to the full text of the Plan of Liquidation, filed as Annex B to the Company’s preliminary proxy statement filed with the SEC on May 1, 2015.

The Purchase Agreement contains customary representations and warranties of the parties and covenants of the Company.  It also includes certain termination rights, including, among others: (i) the Purchaser has a right to terminate if the Company receives certain acquisition proposals and exercises its right to withhold, withdraw, amend or modify its approval of the Purchase Agreement before it obtains shareholder approval; and (ii) Either party has a right to terminate if: the Company does not obtain shareholder approval on or before June 30, 2015; the closing does not occur on or before June 30, 2015, absent any breach by the terminating party; or there is a material adverse loss in the Company’s internet service revenue before the closing date.

The Purchaser may be required to pay liquidated damage, in certain circumstances, of 7.5% of the cash purchase price. These circumstances include the failure of Purchaser to perform its obligations at closing or terminating the Purchase Agreement, except as allowed by its terms or due to the other party’s material breach.  The Company may be liable for liquidated damages of $500,000 in similar circumstances.  The Company may also be liable for a $500,000 termination fee if it terminates the Purchase Agreement, subject to certain conditions.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the SEC on April 21, 2015 and is incorporated herein by reference.

In connection with the execution of the Purchase Agreement and on the same date, the Company entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with William E. Ladin, Jr. (CEO and Chairman of the Board of the Company), and Ambassador John Palmer and Steven G. Mihaylo (each are beneficial owners of more than 5% of the voting securities of the Company), as well as certain entities related to the foregoing. In each case, each person other than the Company who is party to the Voting Agreement entered into it solely in their capacity as a stockholder. The stockholders that are party to the Voting Agreement own approximately 58.5% of the total voting power of the Company in the aggregate (including common stock held by holders of preferred stock on an as-converted to common stock basis and vested options). The Voting Agreement (i) generally requires that the stockholders party thereto vote all of their shares of the Company’s voting stock in favor of the Asset Sale and against alternative transactions, (ii) generally requires that the stockholders party thereto take any actions necessary to cause the appointment of Mr. Mihaylo and other directors to the Company’s board of directors, (iii) includes an obligation for Mr. Mihaylo and his related entities to dismiss an existing suit against the Company and a conditional release of claims by and among the Company and the stockholders party thereto and (iv) generally requires that the stockholders party thereto not transfer their shares. In addition, in connection with the Voting Agreement, Justin McClure and Dean L. Greenberg delivered irrevocable proxies, only triggered upon the distribution of amounts received by the Company in connection with the Purchase Agreement (other than certain amounts held in escrow). The Voting Agreement terminates upon (a) the closing of the transactions contemplated under the Purchase Agreement or (b) the two year anniversary of executing the Voting Agreement.

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the Voting Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 21, 2015 and is incorporated herein by reference.

Approval of the Asset Sale will be submitted to the Company’s shareholders for their consideration, and the Company will file a definitive proxy statement to be used to solicit shareholder approval of the transaction with the Securities Exchange Commission (the “SEC”). A free copy of the Definitive Proxy Statement, as well as other filings with the SEC containing information about the Company and the transaction may be obtained, when available, at the SEC’s website at www.sec.gov. The Company’s shareholders are urged to read the Definitive Proxy Statement regarding the transaction when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. The Company, its directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s shareholders in connection with the approval of the transaction. Information about the directors and executive officers of the Company is set forth in its Annual Report on Form 10-K for the most recently ended fiscal year, which was filed with the SEC. Investors may obtain additional information regarding the interest of such participants by reading the proxy statement regarding the Asset Sale when it becomes available.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

 The following table sets forth certain unaudited financial data for the three months ended March 31, 2015 and March 31, 2014. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
REVENUES:
Internet services	$2,110	100.0%	$2,059	100.0%
TOTAL REVENUES	2,110	100.0%	2,059	100.0%
OPERATING EXPENSES:
Connectivity and operations	1,123	53.2%	1,075	52.2%
Sales and marketing	103	4.9%	80	3.9%
General and administrative	561	26.6%	500	24.3%
Depreciation and amortization	190	9.0%	200	9.7%
TOTAL OPERATING EXPENSES	1,977	93.7%	1,855	90.1%
INCOME FROM OPERATIONS	133	6.3%	204	9.9%

OTHER INCOME (EXPENSE)
Interest income	2	0.1%	2	0.1%
Interest expense	(5)	(0.2)%	(3)	(0.1)%
OTHER EXPENSE, net	(3)	(0.1)%	(1)	(0.0)%

INCOME BEFORE INCOME TAX EXPENSE	130	6.2%	203	9.9%
Income tax expense	51	2.4%	13	0.6%
NET INCOME	$79	3.7%	$190	9.2%

NET INCOME PER COMMON SHARE:
BASIC	$0.00		$0.01
DILUTED	$0.00		$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062		16,733,832
DILUTED	19,902,047		19,849,915
OTHER DATA:
Adjusted EBITDA(1)	$324		405
Adjusted EBITDA margin(2)	15.4%		19.7%
CASH FLOW DATA:
Cash flow provided by operations	$393		$410
Cash flow used in investing activities	$(74)		$(17)
Cash flow used in financing activities	$(49)		$(51)
Reconciliation of net income to adjusted EBITDA:
Net Income	$79		$190
Add: Depreciation and amortization	190		200
Stock based compensation	1		1
Interest expense	5		3
Income tax expense	51		13
Less: Interest income	(2)		(2)
Adjusted EBITDA(1)	$324		$405

(1)	Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)	Adjusted EBITDA margin represents adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $51,000, or 2.5%, to $2,110,000 for the three months ended March 31, 2015, from $2,059,000 for the three months ended March 31, 2014. Wireless broadband Internet revenue increased by $92,000 to $1,791,000 during the current year period compared to $1,699,000 for the prior year period primarily due to the stability of the subscriber base and customers migrating to upgraded service levels during the quarter ended March 31, 2015. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $41,000 to $319,000 during the current year period compared to $360,000 for the prior year period, which is primarily attributed to the expected decline of dial-up and DSL customers.

Connectivity and operations. Connectivity and operations expense increased by $48,000, or 4.5%, to $1,123,000 for the three months ended March 31, 2015, from $1,075,000 for the three months ended March 31, 2014. Rents, utilities and tower lease costs increased $65,000 to $227,000 in the current year period as compared to $162,000 in the prior year period due primarily to increases in tower expense. The inventory reserve was increased by $11,000 in the current year period as compared to zero in the prior year period due to a comprehensive review of inventory. The expense of seven trucks leased in May 2014 increased expenses by $9,000 for the three months ended March 31, 2015 as compared to zero in the prior year period. Telecom expense increased $7,000 to $236,000 for the current year period compared to $229,000 for the prior year period due mainly to negotiation of favorable rates in light of infrastructure expansion and growth. Merchant fees increased by $1,000 to $44,000 for the current year period as compared to $43,000 in the prior year period due to increased cash transaction activity. Materials and supplies increase by $1,000 to $54,000 for the current year period as compared to $53,000 in the prior year period.

The above mentioned increases were partially offset by a decrease of $32,000 in salaries, wages and related personnel expense of $505,000 was recorded for the current year period compared to $537,000 for the prior year period. This decrease is a result of the Company's expenses primarily related to a reduction of management staff incurred in the current year period. Travel, meals and mileage expense also decreased by $14,000 to $37,000 compared to $51,000 in the prior year period due primarily to the lower cost associated with the leasing of the seven trucks in May 2014.

 Sales and marketing. Sales and marketing expense increased by $23,000, or 28.8%, to $103,000 for the three months ended March 31, 2015 compared to $80,000 for the three months ended March 31, 2014. Personnel expense increased $22,000 to $82,000 in the three month period ended March 31, 2015 compared to $60,000 recorded in the three month period ended March 31, 2014, primarily due to the employment of sales personnel and consultants hired for a direct sales initiative in limited markets. Outside sales expense increased by $2,000 to $10,000 for the current year period compared to $8,000 for the prior year period due to increased sales efforts through in-house personnel. Facilities expense decreased by $1,000 to $7,000 for the current year period compared to $8,000 for the prior year period. Advertising expense remained constant at $4,000 the current year and prior year periods.

General and administrative. General and administrative expense increased by $61,000, or 12.2%, to $561,000 for the three months ended March 31, 2015, from $500,000 for the three months ended March 31, 2014. Professional fees increased by $49,000 to $149,000 for the current year period compared to $100,000 for the prior year period due to primarily to consulting and legal fees incurred in connection with certain legal matters. Personnel costs increased by $31,000 to $223,000 for the current year period compared to $192,000 for the prior year period due to an increase in staff compensation and benefit costs and the hiring of a financial analyst in July 2014. Insurance costs increased by $19,000 to $62,000 in the current year period compared to $43,000 in the prior year period due to general rate increases incurred with policy renewals. Telecommunications expense increased $3,000 to $25,000 in the current year period as compared to $22,000 in the prior year period due to renegotiating more favorable terms with providers.

The above mentioned increases were partially offset by a decrease of $23,000 in rents and utilities costs to $47,000 for the current year period as compared to the prior year period due to closing the Stafford office in May 2014. Other expense decreased by $10,000 to $44,000 in the three months ended March 31, 2015 compared to $54,000 in the prior year period due to decreases in office supplies and shipping costs. Travel, meals and mileage decreased $5,000 to $1,000 for the current year period as compared to $6,000 for the prior year period due to decreases in corporate travel. Director fees decreased $3,000 in to $10,000 in the three months ended March 31, 2015 compared to $13,000 for the three months ended March 31, 2014 due to the resignation of one member of the Board of Directors in March 2014 and a reduction of stock based compensation in the three month period ended March 31, 2015 compared to the prior year period.

 Depreciation and amortization. Depreciation and amortization decreased by $10,000, or 5.0%, to $190,000 for the three months ended March 31, 2015, from $200,000 for the three months ended March 31, 2014. This decrease was due primarily to a $9,000 decrease in amortization to $68,000 in the current year period compared to $77,000 in the prior year period caused by an acquisition in 2011 becoming fully amortized and a decrease in depreciation expense of $1,000 to $122,000 for the three months ended March 31, 2015 as compared to $123,000 for the three months ended March 31, 2014 caused by assets becoming fully depreciated and fewer additions in the current period.

Interest income and expense. Interest income remained constant at $2,000 in the current year period compared to the prior year period. Interest expense increased $2,000 to $5,000 compared to $3,000 in the prior year period due primarily to the imputed interest on the Upperspace acquisition discount.

Income tax expense. Income tax expense increased by $38,000, or 292.3%, to $51,000 for the three months ended March 31, 2015 as compared to $13,000 for the prior year period due primarily to federal income tax expense of $38,000 for the current year period as compared to zero for the prior year period, while Texas franchise tax expense of $13,000 remained constant in the current year period as compared the prior year period.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

The following table sets forth certain unaudited financial data for the nine months ended March 31, 2015 and March 31, 2014. Operating results for any period are not indicative of results for any future period. Amounts are shown in thousands (except share and per share data).

	Nine Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
REVENUES:
Internet services	$6,271	100.0%	$6,054	100.0%
TOTAL REVENUES	6,271	100.0%	6,054	100.0%
OPERATING EXPENSES:
Connectivity and operations	3,362	53.6%	3,060	50.5%
Sales and marketing	281	4.5%	266	4.4%
General and administrative	1,581	25.2%	1,362	22.5%
Depreciation and amortization	606	9.7%	576	9.5%
TOTAL OPERATING EXPENSES	5,830	93.0%	5,264	87.0%
INCOME FROM OPERATIONS	441	7.0%	790	13.0%

OTHER INCOME (EXPENSE)
Interest income	5	0.1%	5	0.1%
Interest expense	(14)	(0.2)%	(10)	(0.2)%
OTHER EXPENSE, net	(9)	(0.1)%	(5)	(0.1)%

INCOME BEFORE INCOME TAX EXPENSE	432	6.9%	785	13.0%
Income tax expense	167	2.7%	38	0.6%
NET INCOME	$265	4.2%	$747	12.3%

NET INCOME PER COMMON SHARE:
BASIC	$0.02		$0.04
DILUTED	$0.01		$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,747,062		16,730,954
DILUTED	19,945,829		19,805,672
OTHER DATA:
Adjusted EBITDA(1)	$1,051		1,386
Adjusted EBITDA margin(2)	16.8%		22.9%
CASH FLOW DATA:
Cash flow provided by operations	$1,123		$1,335
Cash flow used in investing activities	$(464)		$(433)
Cash flow used in financing activities	$(168)		$(165)
Reconciliation of net income to adjusted EBITDA:
Net Income	$265		$747
Add: Depreciation and amortization	606		576
Stock based compensation	4		20
Interest expense	14		10
Income tax expense	167		38
Less: Interest income	(5)		(5)
Adjusted EBITDA(1)	$1,051		$1,386

(1)	Adjusted EBITDA, which as used herein means earnings before the effect of interest, taxes, depreciation, amortization and stock based compensation, is not a measurement of financial performance under generally accepted accounting principles (GAAP) and should not be considered an alternative to net income as a measure of performance. Management has consistently used adjusted EBITDA on a historical basis as a measurement of the Company’s current operating cash income.

(2)	Adjusted EBITDA margin represents adjusted EBITDA as a percentage of total revenue.

Total revenue. Total revenue increased by $217,000, or 3.6%, to $6,271,000 for the nine months ended March 31, 2015, from $6,054,000 for the nine months ended March 31, 2014. Wireless broadband Internet revenue increased by $306,000 to $5,260,000 during the current year period compared to $4,954,000 for the prior year period. This increase was primarily due to the stability of the subscriber base and customers migrating to upgraded service levels for the nine month period ended March 31, 2015. The increase in revenues derived from wireless broadband Internet subscribers was partially offset by a net decrease in other types of Internet service revenues of $89,000 to $1,011,000 during the current year period compared to $1,100,000 for the prior year period, which is primarily attributed to the expected decline of dial-up and DSL customers.

Connectivity and operations. Connectivity and operations expense increased by $302,000, or 9.9%, to $3,362,000 for the nine months ended March 31, 2015, from $3,060,000 for the nine months ended March 31, 2014. Rents, utilities and tower lease costs increased $140,000 to $623,000 in the current year period as compared to $483,000 in the prior year period due primarily to the increases in the number of towers and tower rents. An increase of $133,000 in salaries, wages and related personnel expense to $1,563,000 was recorded for the current year period compared to $1,430,000 for the prior year period. This increase is primarily a result of the Company's growth and network expansion and the addition of network personnel. The expense of seven trucks leased in May 2014 increased expenses by $34,000 to $34,000 for the nine months ended March 31, 2015 compared to zero in the prior year period. Materials and supplies expense increased by $14,000 to $163,000 in the current year period compared to $149,000 for the prior year period due to parts and miscellaneous purchases for an upgrade of radio equipment deployed from May to March 2015. The inventory reserve was increased by $11,000 in the current year period as compared to zero in the prior year period due to a comprehensive review of inventory. Merchant fees increased by $5,000 to $131,000 for the current year period as compared to $126,000 in the prior year period due to increased credit card transaction activity.

The above mentioned increases were partially offset by a decrease of $35,000 in travel, meals and mileage expense to $122,000 for the current year period compared to $157,000 in the prior year period due to the lower costs associated with the leasing of the seven trucks in May 2014. Telecom expense remained constant at $715,000 for the current year period and prior year period.

 Sales and marketing. Sales and marketing expense increased by $15,000, or 5.6%, to $281,000 for nine months ended March 31, 2015 compared to $266,000 for the nine months ended March 31, 2014. Personnel expense increased by $43,000 to $225,000 in the nine month period ended March 31, 2015 compared to $182,000 recorded in the nine month period ended March 31, 2014, primarily due to the employment of direct sales personnel hired for a sales initiative in limited markets.

The above mentioned increase was partially offset by a decrease in advertising expense of $20,000 to $8,000 for the current year period compared to $28,000 for the prior year period when certain advertising initiatives were deemed not effective in target markets. Facilities expense decreased by $4,000 to $19,000 in the nine month period ended March 31, 2015 compared to $23,000 in the nine month period ended March 31, 2014 due to an adjustment in deferred rent in the first quarter of fiscal year 2015 and reductions in utility rates. Outside sales expense decreased by $4,000 to $29,000 for the current year period compared to $33,000 for the prior year period due to increased sales efforts through employing in-house personnel.

General and administrative. General and administrative expense increased by $219,000, or 16.1%, to $1,581,000 for the nine months ended March 31, 2015, from $1,362,000 for the nine months ended March 31, 2014. Professional fees increased by $168,000 to $405,000 for the current year period compared to $237,000 for the prior year period due primarily to increased consulting and legal fees incurred in connection with certain legal matters and engaging a financial advisor for the Company. Personnel costs increased by $131,000 to $670,000 for the current year period compared to $539,000 for the prior year period due to increases in compensation, benefit costs and the hiring of a financial analyst in July 2014. Insurance costs increased by $31,000 to $130,000 in the current year period compared to $99,000 in the prior year period due to general rate increases incurred with policy renewals.

The above mentioned increases were partially offset by a decrease of $61,000 in rent and utilities to $132,000 in the nine month period ended March 31, 2015 compared to $193,000 in the prior year period due to reductions in utility costs and rent expense due to closing of the Stafford office in May 2014. Stock-based compensation and director fees decreased $23,000 to $30,000 in the current year period compared to $53,000 in the prior year period due to the resignation of one member of the Board of Directors in March 2014 and a reduction of stock based compensation in the nine month period ended March 31, 2015 compared to the prior year period. Telecommunications expense in the current year period decreased by $16,000 to $53,000 in the nine month period ended March 31, 2014 compared to the prior year period of $69,000 due to renegotiating more favorable terms with providers and credits received for sales tax and USF charges. Travel, meals and mileage decreased by $7,000 to $13,000 for the current year period as compared to $20,000 for the prior year period due to decreases in corporate executive travel. Other expense decreased by $4,000 to $148,000 in the nine months ended March 31, 2015 compared to $152,000 in the prior year period due to decreases in office supplies and shipping costs.

  Depreciation and amortization. Depreciation and amortization increased by $30,000, or 5.2%, to $606,000 for the nine months ended March 31, 2015, from $576,000 for the nine months ended March 31, 2014. This increase was due to an increase in amortization of $33,000 to $218,000 in the current year period compared to $185,000 in the prior year period relating to acquired subscriber costs resulting from the full period effect of the Company’s acquisition of Upperspace on November 1, 2013. Depreciation expense decreased $3,000 to $388,000 for the nine months ended March 31, 2015 as compared to $391,000 for the nine months ended March 31, 2014 caused by assets becoming fully depreciated and fewer additions.

Interest income and expense. Interest income remained constant at $5,000 in the current year period and prior year period. Interest expense increased $4,000 to $14,000 compared to $10,000 in the prior year period due to changes in banking arrangements.

Income tax expense. Income tax expense increased by $129,000, or 339.5%, to $167,000 for the nine months ended March 31, 2015 as compared to $38,000 for the prior year period due primarily to federal income tax expense of $126,000 for the current year period as compared to zero for the prior year period and higher Texas franchise tax expense accrued for increased revenues in the current year period of $3,000 to $41,000 as compared to $38,000 in the prior year period.

Liquidity and Capital Resources

We have historically financed our operations to date primarily through cash flows from operations. During the nine months ended March 31, 2015, the Company recognized net income and an increase in cash on hand of approximately $265,000 and $492,000, respectively. In addition, during the nine months ended March 31, 2015 and 2014, the Company recognized net cash provided by operating activities of $1,123,000 and $1,335,000, respectively, enabling the Company to fund its operations from current period operating cash flow and resulting in cash on hand of $3,599,000 at March 31, 2015. The Company expects to fund its operations during fiscal 2015 with cash flow from operations. The Company’s addition of technical personnel to its technical staff during the quarter ended March 31, 2014 and the anticipated expansion of its sales and marketing initiatives during fiscal 2015 are expected to cause future cash flow from operations to decrease slightly yet remain strong.

Changes in operating assets and liabilities provided cash of $109,000 and used cash of $19,000 for the nine months ended March 31, 2015 and 2014, respectively.

Cash used in investing activities totaled $464,000 and $433,000 for the nine months ended March 31, 2015 and 2014, respectively, due primarily to purchases of capital improvements for existing wireless broadband internet infrastructure and an acquisition of subscribers.

Cash used in financing activities totaled $174,000 and $165,000 for the nine months ended March 31, 2015 and 2014, respectively, and consisted of principal payments on long term debt and capital leases, including notes related to acquisitions.

Cash on hand increased by $492,000 during the nine months ended March 31, 2015. As of March 31, 2015, cash on hand was $3,599,000 as compared to $3,033,000 as of March 31, 2014.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 17, 2014, the Steven G. Mihaylo Trust and Summit Growth Management LLC (“Mihaylo and Summit”) filed a petition against the Company, William E. Ladin, Jr., Randall J. Frapart, Raymond L. Horn, Dean L. Greenberg, and Justin McClure in the 127th Judicial District Court of Harris County, Texas.  The petition alleges that the individual defendants mismanaged the Company and asserts claims for breach of fiduciary duty, shareholder oppression, failure to call a shareholder meeting, and declaratory relief.  The petition seeks an order compelling the Company to set an annual meeting and is seeking damages, a declaration of the parties’ rights, and attorneys' fees.  On January 28, 2015 Mihaylo and Summit filed a motion for a partial summary judgment for the Company to set an annual meeting. On April 22, 2015, this petition was formally dismissed without prejudice.

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

Date: May 14, 2015
By:	/s/ William E. Ladin, Jr.
William E. Ladin, Jr.
Chief Executive Officer
(duly authorized officer)

Date: May 14, 2015
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

